Form 10QSB
period 2002-05-31
JONING CORP
filed 2002-07-15
CIK 1167905

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter ended May 31, 2002

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                    to
                                   ------------------    --------------------

                           Commission File No 0-49669
                                              -------

                                  JONING CORP.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                             88-0376372
 ------------------------------                          ----------------------
(State or other jurisdiction of                         (IRS Employer ID Number)
 incorporation or organization)

                    2311 Bear Hills Court, Draper, Utah 84020
                     --------------------------------------
                    (Address of principal executive offices)

                                 (801) 553-2150
                            -------------------------
                            Issuer's Telephone Number


               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
                           Yes                 No  X
                              -----              -----

As of May 31, 2002, the issuer had 10,144,800 shares of common stock, par value $.001 per share issued and outstanding.

                         PART I - Financial Information

Item 1. Financial Statements

The unaudited financial statements of registrant for the three months ended May 31, 2002 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                TABLE OF CONTENTS







                                                                        Page No.


FINANCIAL STATEMENTS

             Balance sheets............................................... F-3

             Statement of Operations...................................... F-4

             Statement of Changes in Stockholders' Equity................. F-5

             Statement of Cash Flows...................................... F-6

             Notes to Financial Statements................................ F-7


    The accompanying notes are an integral part of the financial statements.

                                  JONING CORP.

                                 Balance Sheets


                                     ASSETS
                                     ------

                                                         May 31,    November 30,
                                                          2002          2001
                                                        --------      --------

Current assets:

  Cash                                                  $   --        $   --
                                                        --------      --------

Property and equipment, net                                 --            --
                                                        --------      --------
Other assets:
   Organization costs, net                                  --            --
   Investment, related party                                --            --
                                                        --------      --------
                                                            --            --
                                                        --------      --------
                                                        $   --        $   --
                                                        ========      ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
   Due to an officer/stockholder                        $   --        $   --
                                                        --------      --------

Stockholders' equity:
  Common stock; $.001 par value; authorized -
      25,000,000 shares; issued and outstanding -
      10,144,800 shares                                   10,145        10,145
   Additional paid-in capital                             22,787        22,787
   Accumulated deficit                                   (32,932)      (32,932)
                                                        --------      --------
        Total stockholders' equity                          --           --
                                                        --------      --------

                                                        $   --        $  --
                                                        ========      ========


    The accompanying notes are an integral part of the financial statements.

                                  JONING CORP.

                             Statement of Operations
                     For the Three Months Ended May 31, 2002



Commission revenues                                                $        --

Commission expense                                                          --
                                                                   -------------

Net revenues                                                                --
                                                                   -------------

Costs and expenses:
   Depreciation                                                             --

   Amortization                                                             --

   Impairment of investment in related party                                --

   General and administrative                                               --
                                                                   -------------
                                                                            --
                                                                   -------------

Net income (loss)                                                  $        --
                                                                   =============


    The accompanying notes are an integral part of the financial statements.

                                  JONING CORP.

                  Statement of Changes in Stockholders' Equity
                     For the Three Months Ended May 31, 2002



                                   Common Stock        Additional
                             -----------------------    Paid-in     Accumulated
                               Shares       Amount      Capital       Deficit
                             ----------   ----------   ----------   ----------

Balances, November 30, 2001  10,144,800   $   10,145   $   22,787   $  (32,932)

     Net income (loss)             --           --           --           --
                             ----------   ----------   ----------   ----------
Balances, May 31, 2002       10,144,800   $   10,145   $   22,787   $  (32,932)
                             ==========   ==========   ==========   ==========


    The accompanying notes are an integral part of the financial statements.

                                  JONING CORP.

                             Statement of Cash Flows
                     For the Three Months Ended May 31, 2002



Cash flows from operating activities:
   Net income (loss)                                                    $   --
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                                          --
Changes in assets and liabilities                                           --
                                                                        --------
                                                                        --------
 Net cash provided by operating activities                                  --
                                                                        --------


Cash flows from investing activities                                        --
                                                                        --------

Cash flows from financing activities                                        --
                                                                        --------

Net increase (decrease) in cash                                             --
                                                                        --------
Cash - beginning                                                            --
                                                                        --------

Cash - ending                                                           $   --
                                                                        ========


    The accompanying notes are an integral part of the financial statements.

Note 1 - Summary of Significant Accounting Policies

Description of Business
-----------------------

The financial statements presented are those of Joning Corp., (the "Company"). The Company was incorporated under the laws of the State of Nevada on October 9, 1997. On March 29, 2000, the Company amended its articles of incorporation and changed the name of the Company to Joning Corp. The Company was in the business of providing consulting services, primarily in the area of reverse mergers between public shell corporations and private companies that desire to gain access to public trading markets through merger or other reorganization with a public shell corporation.

On July 27, 2000, pursuant to concerns expressed by the Securities and Exchange Commission over the reverse merger activities of the Company, management ceased its business activities and transferred all assets and liabilities of the Company to its principal shareholder, Kading Companies, S.A. The Company has indicated its intention to participate in a merger transaction with an operating company, which management will select after reviewing the business opportunities for their profit or growth potential.

Use of Estimates in the Preparation of Financial Statements
-----------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Income Taxes
------------

There is no provision for income taxes since the Company has incurred net operating losses. At May 31, 2002, the Company has net operating loss carryforwards of $32,932 which may be available to offset future taxable income through 2021. A deferred tax asset has not been recorded for the net operating loss carryforwards due to uncertainties as to the ultimate realization of the deferred tax asset.

Note 2 - Stockholders' Equity

Common Stock
------------

On October 9, 1997, the Company issued 10,000,000 shares of common stock, 5,000,000 shares to the President of the Company for start-up expenses incurred, and 5,000,000 shares to Kading Companies, S.A. (the Company's parent) for organization costs and services. These common shares were valued at $.001 per share. On April 15, 1998, the Company sold 144,800 shares of common stock to individual investors at a price of $.10 per share. During the year ended August 31, 2001 additional capital contributions of $10,469 were made by Kading Companies, S.A. to cover administrative expenses.

Dividends may be paid on outstanding shares as declared by the Board of Directors. Each share of common stock is entitled to one vote.

The accompanying notes are an integral part of the financial statements.

Note 3 - Related Party Transactions

The Company does not lease or rent any property. Office services are provided without charge by an officer/shareholder. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 4 - Going Concern

The Company's financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred an accumulated deficit of $32,932. The Company's continued existence is dependent on its ability to generate sufficient cash flow or raise additional capital to meet its obligations on a timely basis. The Company has been exploring sources to obtain additional equity or debt financing. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Accordingly, the Company's continuation as a going concern is in substantial doubt and the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.


    The accompanying notes are an integral part of the financial statements.

Item 2.  Management's Discussion and Analysis or Plan of Operation

     The Company is considered a development stage company with limited assets or capital, and with limited operations or income since July, 2000. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations. Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

     In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

     Management plans may but do not currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern, and to provide funding for required future filings under the Securities Exchange Act of 1934.

Plan of Operation

     During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. Because the Company has limited funds, it may be necessary for the officers and directors to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. The Company will not make it a condition that the target company must repay funds advanced by its officers and directors. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital, most likely the only method available to the Company would be private sales of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

     The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Forward-Looking Statements

     This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates, will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                                     PART II

Item 6.  Exhibits and reports on Form 8-K

         (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
-----------       ------------------------------------------------------
3(i)              Articles of Incorporation of Joning Corp. (1)

3(ii)             By-Laws of Joning Corp. (1)

(1) Incorporated by reference from the Form 10-SB filed by the Company on March 8, 2002.
-----------

         (b) No reports on Form 8-K were filed by the Company for the quarter ended May 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated July 15, 2002

                                            JONING CORP.


                                            By:  /s/  John O.  Jones
                                               -------------------------------
                                                      John O. Jones, President