Form 10QSB/A
period 2002-05-31
JONING CORP
filed 2003-01-29
CIK 1167905

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB
                                Amendment No. 1

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

                                TABLE OF CONTENTS







                                                                        Page No.


FINANCIAL STATEMENTS

             Balance sheets............................................... F-2

             Statement of Operations...................................... F-3

             Statement of Changes in Stockholders' Equity................. F-4

             Statement of Cash Flows...................................... F-5

             Notes to Financial Statements................................ F-6


    The accompanying notes are an integral part of the financial statements.

                               STEWART H. BENJAMIN
                        CERTIFIED PUBLIC ACCOUNTANT, P.C.
                              27 SHELTER HILL ROAD
                               PLAINVIEW, NY 11803

                            TELEPHONE: (516) 933-9781
                            FACSIMILE: (516) 827-1203



                         INDEPENDENT ACCOUNTANT'S REPORT
                         -------------------------------



To the Board of Directors and Stockholders
Joning Corp.
Staten Island, New York

I have reviewed the accompanying balance sheet of Joning Corp. as of May 31, 2002, and the related statements of operations, stockholders' equity and cash flows, for the nine months ended May 31, 2002 and 2001. These financial statements are the responsibility of the company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.




STEWART H. BENJAMIN
CERTIFIED PUBLIC ACCOUNTANT, P.C.

Plainview, New York

November 18, 2002

                                  JONING CORP.
                     (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                                 Balance Sheets


                                     ASSETS
                                     ------


                                                           May 31,    August 31,
                                                            2002         2001
                                                          --------     --------

Current assets:
   Cash                                                   $   --       $   --
                                                          --------     --------

Property and equipment, net                                   --           --
                                                          --------     --------

Other assets                                                  --           --
                                                          --------     --------

                                                          $   --       $   --
                                                          ========     ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ---------------------------------------------


Current liabilities:
   Due to an officer/stockholder                          $  5,000     $   --
                                                          --------     --------

Stockholders' equity:
  Common stock; $.001 par value; authorized -
      25,000,000 shares; issued and outstanding -
      10,144,800 shares                                     10,145       10,145
   Additional paid-in capital                               36,303       36,303
   Accumulated deficit                                     (51,448)     (46,448)
                                                          --------     --------
        Total stockholders' equity (deficit)                (5,000)         --
                                                          --------     --------

                                                          $   --       $   --
                                                          ========     ========


                  See accompanying accountant's review report.

                                  JONING CORP.
                     (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                            Statements of Operations



                                                      Nine            Nine
                                                   Months Ended    Months Ended
                                                     May 31,          May 31,
                                                      2002             2001
                                                  ------------     ------------

Income (loss) from operations                     $       --       $       --
                                                  ------------     ------------

Loss from discontinued operations                       (5,000)         (20,469)
                                                  ------------     ------------

Net loss                                          $     (5,000)    $    (20,469)
                                                  ============     ============

Loss per common share                             $       (.00)    $       (.00)
                                                  ============     ============

Weighted average common shares outstanding          10,144,800       10,144,800
                                                  ============     ============






                  See accompanying accountant's review report.


                                                      JONING CORP.
                                         (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                                      Statements of Changes in Stockholders' Equity
                                     For the Period September 1, 2000 to May 31, 2002




                                                  Common Stock                     Additional
                                         ---------------------------------          Paid-in           Accumulated
                                           Shares                Amount             Capital            Deficit
                                         -----------          ------------        -----------         -----------


Balances, September 1, 2000               10,144,800          $    10,145         $    15,834         $   (25,979)

   Additional capital contribution              --                   --                20,469                --

   Net loss                                                                                               (20,469)
                                         -----------          -----------         -----------         -----------
Balances, August 31, 2001                 10,144,800               10,145              36,303             (46,448)

   Net loss for the period                                                                                 (5,000)
                                         -----------          -----------         -----------         -----------

Balances, May 31, 2002                    10,144,800          $    10,145         $    36,303         $   (51,448)
                                         ===========          ===========         ===========         ===========




                                      See accompanying accountant's review report.





                                  JONING CORP.
                     (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                            Statements of Cash Flows




                                                           Nine             Nine
                                                       Months Ended     Months Ended
                                                          May 31,          May 31,
                                                           2002             2001
                                                       -------------    ------------

Cash flows from operating activities:
   Net loss                                            $     (5,000)     $(20,469)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Payment of expenses by stockholder                      5,000        20,469
        Changes in assets and liabilities                       --           --
                                                       -------------     --------
        Net cash used in operating activities                   --           --
                                                       -------------     --------
Cash flows from investing activities                            --           --
                                                       -------------     --------

Cash flows from financing activities                            --           --
                                                       -------------     --------

Net decrease in cash                                            --           --
Cash - beginning                                                --           --
                                                       -------------     --------

Cash - ending                                          $        --       $   --
                                                       =============     ========




                  See accompanying accountant's review report.

                                       F-5


                                  JONING CORP.
                     (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                                   FORM 10QSB
                           QUARTER ENDED MAY 31, 2002
                          Notes to Financial Statements
                                   (Unaudited)




Note 1 - Condensed Financial Statements

Basis of Presentation
---------------------

The accompanying interim unaudited financial statements include the accounts of Joning Corp. (formerly Global Stock Exchange Corp.), which is hereafter referred to as (the "Company").

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim period presented. The results of operations for the interim period are not necessarily indicative of the results to be expected for the year ending August 31, 2002. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's report on Form 10-SB for the year ended August 31, 2001.

Note 2 - Related Party Transactions

The company was indebted to an officer/stockholder for expenses advanced in the amount of $5,000 at May 31, 2002. The Company has issued a promissory note to the officer/stockholder which will be paid with proceeds received from a merger transaction, and bears interest at a rate of 10% per annum. Interest expense has not been provided for in the statement of operations.

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

Dated:  January 21, 2003

                                            JONING CORP.


                                            By:  /s/  John O.  Jones
                                               -------------------------------
                                                      John O. Jones, President

                                  CERTIFICATION

I, John O. Jones, Jr. certify that:

1.   I have read this quarterly report on Form 10-QSB of Joning Corporation;

2. To my knowledge the information in this report is true in all important respects as of January 22, 2003; and

3. This report contains all information about the company of which I am aware that I believe important to a reasonable investor, in light of the subjects required to be addressed in this report as of January 22, 2003.

For purposes of this certification, information is "important to a reasonable investor" if:

     (a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

     (b) The report would be misleading to a reasonable investor if the information was omitted from the report.


Date: January 22, 2003

                                          /s/ John O. Jones, Jr.
                                          --------------------------------------
                                              John O. Jones, Jr. President