Form 10QSB
period 2002-11-30
JONING CORP
filed 2003-02-28
CIK 1167905

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For Quarter ended November 30, 2002

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________to _________

                           Commission File No 0-49669

                                  JONING CORP.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                                88-0376372
 ------------------------------                                   ----------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                                   ID Number)

                    2311 Bear Hills Court, Draper, Utah 84020
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (801) 553-2150
                             ------------------------
                            Issuer's Telephone Number


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

As of November 30, 2002, the issuer had 10,144,800 shares of common stock, par value $.001 per share issued and outstanding.

                         PART I - Financial Information

Item 1. Financial Statements

The unaudited financial statements of registrant for the three months ended November 30, 2002 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                  JONING CORP.
                     (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                                 Balance Sheets


                                     ASSETS


                                                      November 30,   August 31,
                                                          2002         2002
                                                        --------     --------

Current assets:

  Cash                                                  $   --           --
                                                        --------     --------
Property and equipment, net                                 --           --
                                                        --------     --------
Other assets                                                --           --
                                                        --------     --------
                                                        $   --       $   --
                                                        ========     ========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:

   Due to officer/stockholder                           $  5,781     $  5,781
   Accrued expenses                                          593          448
                                                        --------     --------
                                                           6,374        6,229
                                                        --------     --------

Stockholders' equity (deficit):
  Common stock; $.001 par value; authorized -
      25,000,000 shares; issued and outstanding -
      10,144,800 shares                                   10,145       10,145
   Additional paid-in capital                             36,303       36,303
   Accumulated deficit                                   (52,822)     (52,677)
                                                        --------     --------
        Total stockholders' equity (deficit)              (6,374)      (6,229)
                                                        --------     --------
                                                        $   --       $   --
                                                        ========     ========

                                  JONING CORP.
                     (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                            Statements of Operations



                                                     Three             Three
                                                  Months Ended     Months Ended
                                                  November 30,      November 30,
                                                      2002             2001
                                                  ------------     ------------

Income (loss) from operations                     $       --       $       --
                                                  ------------     ------------

Loss from discontinued operations                         (145)          (3,000)
                                                  ------------     ------------

Net loss                                          $       (145)    $     (3,000)
                                                  ============     ============


Loss per common share                             $       (.00)    $       (.00)
                                                  ============     ============

Weighted average common shares outstanding          10,144,800       10,144,800
                                                  ============     ============



                                     JONING CORP.
                        (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                     Statements of Changes in Stockholders' Equity
               For the Period August 31, 2001 to November 30, 2002




                                     Common Stock            Additional
                               --------------------------     Paid-in     Accumulated
                                  Shares         Amount       Capital       Deficit
                               -----------    -----------   -----------   -----------
Balances, August 31, 2001       10,144,800    $    10,145   $    36,303   $   (46,448)

   Net loss                                                                    (6,229)
                               -----------    -----------   -----------   -----------

Balances, August 31, 2002       10,144,800         10,145        36,303       (52,677)

 Net loss for the period                                                         (145)
                               -----------    -----------   -----------   -----------
Balances, November 30, 2002     10,144,800    $    10,145   $    36,303   $   (52,822)
                               ===========    ===========   ===========   ===========

                                         -5-

                                  JONING CORP.
                     (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                            Statements of Cash Flows



                                                        Three          Three
                                                     Months Ended   Months Ended
                                                     November 30,   November 30,
                                                        2002           2001
                                                     -----------    -----------

Cash flows from operating activities:
   Net loss                                          $      (145)   $    (3,000)
   Adjustments to reconcile net loss to net cash
        used in operating activities:
     Payment of expenses by stockholder                     --            3,000
        Changes in assets and liabilities                   --             --
       Increase in accrued expenses                          145           --
                                                     -----------    -----------
       Net cash used in operating activities                --             --
                                                     -----------    -----------
Cash flows from investing activities                        --             --
                                                     -----------    -----------
Cash flows from financing activities                        --             --
                                                     -----------    -----------
Net decrease in cash                                        --             --
                                                     -----------    -----------
Cash - beginning                                            --             --
                                                     -----------    -----------
Cash - ending                                        $      --      $      --
                                                     ===========    ===========

                                  JONING CORP.
                     (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                                   FORM 10QSB
                         QUARTER ENDED NOVEMBER 31, 2002
                          Notes to Financial Statements
                                   (Unaudited)


Note 1 - Condensed Financial Statements

Basis of Presentation

The accompanying interim unaudited financial statements include the accounts of Joning Corp. (formerly Global Stock Exchange Corp.), which is hereafter referred to as (the "Company").

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim period presented. The results of operations for the interim period are not necessarily indicative of the results to be expected for the year ending August 31, 2003. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's report on Form 10-SB for the year ended August 31, 2002.

Item 2.  Management's Discussion and Analysis or Plan of Operation

     The Company is inactive with no assets and an accumulated deficit and with limited operations or income since July, 2000. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its officers and directors in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations. Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

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

Exhibit No.         Description
-----------         -----------

3(i)                Articles of Incorporation of Joning Corp. (1)

3(ii)               By-Laws of Joning Corp. (1)

(1) Incorporated by reference from the Form 10-SB filed by the Company on March 8, 2002.
-----------

          (b) No reports on Form 8-K were filed by the Company for the quarter ended November 30, 2002

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated February 26, 2003

                                            JONING CORP.


                                            By:  /s/  John O.Jones, Jr.
                                               --------------------------------
                                                      John O. Jones, President

                                  CERTIFICATION

I, John O. Jones, Jr. certify that:

     1.   I have read this quarterly report on Form 10-QSB of Joning
          Corporation;

     2. To my knowledge the information in this report is true in all important respects as of February 26, 2003; and

     3. This report contains all information about the company of which I am aware that I believe important to a reasonable investor, in light of the subjects required to be addressed in this report as of February 26, 2003.

For purposes of this certification, information is "important to a reasonable investor" if:

          (a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

          (b) The report would be misleading to a reasonable investor if the information was omitted from the report.


Date: February 26, 2003

                                            /s/  John O. Jones, Jr.
                                            -----------------------------------
                                                 John O. Jones, Jr. President