Form 10KSB
period 2002-08-31
JONING CORP
filed 2003-03-10
CIK 1167905

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
                   For the Fiscal Year ended August 31, 2002

                                  JONING CORP.
                      -------------------------------------
                     (Name of small business in its charter)

         Nevada                                                  88-0376372
 ---------------------------                                  -----------------
(State or other Jurisdiction                                 (IRS Employer
           of Incorporation)                                 Identification No.)

                              2311 Bear Hills Court
            -------------------------------------------------------
           (Address of Principal Executive Office street and number)

                               Draper, Utah 84020
                             ------------------------
                            (City, State and Zip Code)

Issuer's telephone number:  (801) 553-2150

Securities to be registered under Section 12(b) of the Act:

Title of each class   N/A

Securities to be registered under Section 12(g) of the Act:

                          Common Stock $.001 par value
                                 --------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                 Yes  X  No
                                    -----  -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenue for its most recent fiscal year: $-0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): $-0-

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years):

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
                                Yes     No
                                   -----  -----
(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,144,800 as of February 28, 2003.

(Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS.

General

     Joning Corp. (the "Company") was incorporated under the laws of the state of Nevada on October 8, 1997 under the name GSE Group, Inc. On October 20, 1997, the Company changed its name to Global Stock Exchange Corp., and on April 18, 2000, the Company changed its name to Joning Corp. The Company was formed to provide consulting services primarily in the area of reverse mergers between public shell corporations and private companies that wanted to gain access to public trading markets through merger or other reorganization with public shell corporations. The Company, through its network of web sites, would be contacted either by principals or others seeking to execute mergers and acquisitions, and the Company would put the parties together and assist in the completion of the transaction. The Company commenced operations in January, 1999. For the year ended August 31, 1999, the Company's revenues were $5,625. For the Company's first full year of operations ending August 31, 2000, the Company's revenues were $131,601. In December, 1999, the Securities and Exchange Commission (the "SEC") advised the Company that it was the SEC's position that the Company was in violation of certain provisions of the Securities Exchange Act of 1934, in that it was acting as a broker in connection with the conduct of its business, and that acting in such capacity without registration as a broker was improper. In July 2000, as a result of the SEC's position regarding the Company's reverse merger activities, the Company ceased its business activities and transferred all assets and liabilities to its principal shareholder, Kading Companies, S.A. Kading Companies, S.A. is a holding company which has ownership positions in a medical products company and a start-up aerospace company. The Company no longer provides consulting services between public shell corporations and private companies, nor does it utilize any of its websites. During October and November, 2000, Kading Companies, S.A. liquidated its equity in the Company by selling its shares to Dr. Robert Wilkins and family members and friends of Dr. Wilkins. On December 12, 2000, the Company, John O. Jones, the President and a major shareholder of the Company, Kading Companies, S.A.("Kading"), and Kading's President and majority shareholder, Kevin Kading, consented to the issuance of a cease and desist order and paid a civil monetary penalty in the amount of $10,000 and terminated its business activities.

     The Company's business plan is to seek, investigate, and, if warranted, acquire one or more properties or businesses. Such an acquisition may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings.

     As of the end of its fiscal year ending August 31, 2002, the Company had not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

     It is anticipated that the Company's officers and directors will initiate contacts with securities broker-dealers and other persons engaged in other aspects of corporate finance to advise them of the Company's existence and to determine if the companies or businesses they represent have an interest in considering a merger or acquisition with the Company. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

     The Company's search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum asset requirements in order to qualify shares for trading on NASDAQ or on an exchange such as the American or Pacific Stock Exchange. (See "Investigation and Selection of Business Opportunities"). The Company anticipates that the business opportunities presented to it will (i) be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors; (ii) be experiencing financial or operating difficulties; (iii) be in need of funds to develop a new product or service or to expand into a new market; (iv) be relying upon an untested product or marketing concept; or (v) have a combination of the characteristics mentioned in (i) through (iv). The Company intends to concentrate its acquisition efforts on properties or businesses that it believes to be undervalued. Given the above factors, investors should expect that any acquisition candidate may have a history of losses.

     The Company does not propose to restrict its search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of its limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. The Company's discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

     As a consequence of the Company's registration of its securities under the Securities Exchange Act of 1934, any entity which has an interest in being acquired by the Company is expected to be an entity that desires to become a public company as a result of the transaction. In connection with such an acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company's current principal shareholders by the target entity or its controlling shareholders.

     It is anticipated that business opportunities will come to the Company's attention from various sources, including its officers and directors, its other stockholders, professional advisors such as attorneys and accountants, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. The Company has no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for the Company.

Investigation and Selection of Business Opportunities

     To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. Because of the lack of training or experience of the Company's management, the Company will be dependent upon the owners of a business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of, required changes. Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

     It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

     It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Company management does not generally anticipate that it will provide holders of the Company's securities with financial statements, or any other documentation, concerning a target company or its business prior to any merger or acquisition. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by Company management which elects to seek the stockholders' advice and consent, or because state law so requires.

     The analysis of business opportunities will be undertaken by or under the supervision of the Company's executive officers and directors.

     Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and in that event, might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

     (a) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

     (b) Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

     (c) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

     (d) Capital requirements and anticipated availability of required funds, to be provided from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

     (e) The cost of participation by the Company as compared to the perceived tangible and intangible values and potential;

     (f)  The extent to which the business opportunity can be advanced;

     (g) The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

     (h) The accessibility of required management expertise, personnel, raw materials, services, professional assistance, other required items; and


     (i) Whether the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future to become, such as to permit the securities of the Company, following the business combination, to qualify to be listed on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15c2-6 recently adopted by the Securities and Exchange Commission. See "Risk Factors - The Company - Regulation of Penny Stocks."

     With regard to the possibility that the shares of the issuer would qualify for listing on NASDAQ, the current standards for initial listing include, among other requirements that the issuer have (1) net tangible assets of at least $4 million, or a market capitalization of at least $50 million, or net income in its latest fiscal year of not less than $750,000 in its latest fiscal year, or in two of the last three fiscal years; (2) a public float (i.e., shares that are not held by any officer, director of 10% stockholder) of at least 1 million shares; (3) a minimum bid price of at least $4 per share; (4) at least 300 round lot stockholders (i.e., stockholders who own not less than 100 shares); and (5) have an operating history of at least one year or have a market capitalization of at least $50 million,. Many, and perhaps most of the business opportunities that might be potential candidates for a combination with the Company would not satisfy the NASDAQ listing criteria.

     No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

     The Company is unable to predict when it may participate in a business opportunity and it has not established any deadline for completion of a transaction. It expects, however, that the process of seeking candidates, analysis of specific proposals and the selection of a business opportunity may require several additional months or more.

     Prior to making a decision to participate in a business opportunity, the Company will generally request that it be provided with written materials regarding the business opportunity containing such items as a description of product, service and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or services marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements or an indication that audited statements will be available within sixty (60) days following completion of a merger transaction; and other information deemed relevant.

     As part of the Company's investigation, the Company's executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

     Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising equity capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

     It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to, share exchanges, mergers, agreements for purchase of and sale of stock or assets, leases, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's directors may resign and new directors may be appointed without any vote by stockholders.

     It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of more than 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's stockholders in such circumstances would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

     It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

     The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

     As a general matter, the Company anticipates that it will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement.

     Such a letter of intent will set forth the terms of the proposed acquisition but will not bind either the Company or the business opportunity to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither the Company nor the business opportunity will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should either party elect to exercise any right provided in the agreement to terminate it on specified grounds.

     It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, the inability of the Company to pay until an indeterminate future time may make it impossible to procure goods and services.

Competition

     The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from other public "blind pool" companies, many of which may have more funds available than does the Company.

Administrative Offices

     The Company currently maintains a mailing address at the office of its President, John O. Jones, 2311 Bear Hills Court, Draper, Utah 84020. The Company pays no rent or other fees for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (801) 553-2150.

Employees

     The Company is inactive, and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. No remuneration will be paid to the Company's officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions."

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     Except for historical matters, the matters discussed in this Form 10-KSB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings:

     (i) "Description of Business - General" - the general description of the Company's plan to seek a merger or acquisition candidate, and the types of business opportunities that may be pursued.

     (ii) "Description of Business - Investigation and Selection of Business Opportunities" - the steps which may be taken to investigate prospective business opportunities, and the factors which may be used in selecting a business opportunity.

     (iii) "Description of Business - Form of Acquisition" - the manner in which the Company may participate in a business acquisition.

     The Company wishes to caution the reader that there are many uncertainties and unknown factors which could affect its ability to carry out its business plan in the manner described herein.

ITEM 2.   DESCRIPTION OF PROPERTY.

     The Company currently maintains a mailing address at the office of its President, John O. Jones, 2311 Bear Hills Court, Draper, Utah 84020. The Company pays no rent or any other fees for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (801) 553-2150.

     The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

     No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the security holders of the Company during the fiscal year which ended August 31, 2002.

                                     Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There has been no established public trading market for the Company's securities since its inception on October 8, 1997. As of August 31, 2002 there were 10,144,800 shares outstanding, and the Company has 33 shareholders of record. No dividends have been paid to date and the Company's Board of directors does not anticipate paying dividends in the foreseeable future.

     The Company is authorized to issue 25,000,000 shares of common stock par value $.001.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The Company is inactive with no assets and an accumulated deficit and with limited operations or income since July, 2000.

     The Company intends to seek to carry out its plan of business as discussed herein. In order to do so, it will require additional capital to pay ongoing expenses, including particularly legal and accounting fees incurred in conjunction with future compliance with its on-going reporting obligations.

Results of Operations

     During the period from October 8, 1997 (inception) through August 31, 2002, the Company has an accumulated deficit of $52,667. The Company was incorporated under the laws of the state of Nevada on October 8, 1997 under the name GSE Group, Inc. On October 20, 1997, the Company changed its name to Global Stock Exchange Corp., and on April 18, 2000, the Company changed its name to Joning Corp. The Company was formed to provide consulting services primarily in the area of reverse mergers between public shell corporations and private companies that wanted to gain access to public trading markets through merger or other reorganization with public shell corporations. The Company, through its network of web sites, would be contacted either by principals or others seeking to execute mergers and acquisitions, and the Company would put the parties together and assist in the completion of the transaction. The Company commenced operations in January, 1999. For the year ended August 31, 1999, the Company's revenues were $5,625. For the Company's first full year of operations ending August 31, 2000, the Company's revenues were $131,601. In December, 1999, the Securities and Exchange Commission (the "SEC") advised the Company that it was the SEC's position that the Company was in violation of certain provisions of the Securities Exchange Act of 1934, in that it was acting as a broker in connection with the conduct of its business, and that acting in such capacity without registration as a broker was improper. In July 2000, as a result of the SEC's position regarding the Company's reverse merger activities, the Company ceased its business activities and transferred all assets and liabilities to its principal shareholder, Kading Companies, S.A. Kading Companies, S.A. is a holding company which has ownership positions in a medical products company and a start-up aerospace company. The Company no longer provides consulting services between public shell corporations and private companies, nor does it utilize any of its websites. During October and November, 2000, Kading Companies, S.A. liquidated its equity in the Company by selling its shares to Dr. Robert Wilkins and family members and friends of Dr. Wilkins. On December 12, 2000, the Company, John O. Jones, the President and a major shareholder of the Company, Kading Companies, S.A.("Kading"), and Kading's President and majority shareholder, Kevin Kading, consented to the issuance of a cease and desist order and paid a civil monetary penalty in the amount of $10,000 and terminated its business activities.

     The Company anticipates incurring a continuing loss during 2003 as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues. It may also continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Need for Additional Financing

     It is anticipated that the Company will require additional capital in order to meet its cash needs for the next year, including the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended.

     No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses. Notwithstanding the foregoing, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without issuance of additional shares or other securities, or through the private placement of restricted securities rather than through a public offering.

     The Company may also seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see "Certain Relationships and Transactions."

ITEM 7. FINANCIAL STATEMENTS.

     The Company's financial statements follow the signature page to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.

     The Company has had no change in, or disagreements with, it's independent accountant since the date of inception.

                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The directors and executive officers currently serving the Company are as follows:

         Name                       Age              Position(s) held
         -----                      ---              ----------------
         John O. Jones              58               President, Director
         Dr. Robert Wilkins         56               Secretary, Director

     The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs.

     The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of any other person.

Biographical Information

John O. Jones: At various times between 1962 and 1978, Mr. Jones attended various educational institutions including Fresno State College (`62-'67) and Orange Coast and Long Beach College (`72-'78), where he studied engineering, math, physics, computer science, business law and accounting. From March, 1996 to present, President of Pulse Technology, Inc., a Nevada corporation involved with the research and development of the diagnosis of heart and lung disease. From August 2001 to the present, Mr. Jones is Chairman of the Board of directors and vice-president of operations and research and development for SyringeX Medical, Inc., a Nevada corporation which owns patents to a retractable safety syringe.

Dr. Robert Wilkins, received a Bachelor's degree in Veterinary Science in 1968 and a Veterinary Pathology Diploma in 1969 from Sydney University/Australia. 1968-1970, General Practice Relief Veterinarian in Sydney; 1970-72 Resident in Clinical Pathology at Animal Medical Center in New York, NY. From 1973-1988

Staff Clinical Pathologist AMC, NY, and received a License to practice veterinary medicine in 1974 in New Jersey. In 1975, Dr. Wilkins served as President of the American Society of Veterinary Clinical Pathology, and has been a Board Certified Veterinary Clinical Pathologist since 1976. From 1978 to 1994 Dr. Wilkins was the Director and President of Cenvet, Inc., a veterinary diagnostic laboratory; From 1994 to the present Dr. Wilkins has been a Consultant Veterinary Clinical Pathologist for Antech Diagnostics in Farmingdale, NY; From 1997 to the present he has been President of the following companies: Rejuvenation, Inc. (selling health products via the internet), R&B Management, Inc. (a management consulting company), Resource Biomedical Corp.(a medical research company), and Syringex Medical, Inc. ( developer of medical safety products). From January 2001 to the present, Dr. Wilkins has been the Secretary and a Director of Joning Corp.

Compliance with Section 16(a) of the Exchange Act.

John O. Jones and Dr. Robert Wilkins, officers, directors and owners of more than 10% of the Company's common stock, were each required to file an Initial Statement of Beneficial ownership of Securities on Form 3 at the time of the registration of the Company's securities under Section 12(g) of the Act. The Company has been advised that they did not make timely filings on Form 3. They have each advised the Company that they intend to complete all required filings under Section 16(a) on or before March 31, 2003.

ITEM 10.  EXECUTIVE COMPENSATION.

     No officer or director received any remuneration from the Company during the fiscal year. Until the Company acquires additional capital, it is not intended that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of the end of the Company's most recent fiscal year, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

Name and                            Number of Shares            Percent of
Address                             Owned Beneficially          Class Owned
-----------------------------------------------------------------------------

John O. Jones                       3,000,000                      29.6%
2311 Bear Hill Court
Draper, UT 84020

Dr. Robert J. Wilkins               5,145,000(1)                   50.2%
18 Beatrice Lane
Glen Cove, NY 11542

All directors and executive
officers (2 persons)                8,145,000                      79.8%

(1) includes the following shares:

          163,340 shares held of record by R&B Management, Inc., a corporation owned jointly by Robert Wilkins and his wife, of which Robert Wilkins is President. R&B Management, Inc. is a management consulting company for Dr. Wilkins personal real estate holdings. R&B Management has no affiliation with Joning Corporation.

          700,000 shares held of record by Janet Wilkins, the wife of Robert Wilkins

          1,000,000 shares held of record by Richard S. Wilkins, the brother of Robert Wilkins

     A change in control of the Company will probably occur upon consummation of a business combination, which is anticipated to involve significant change in ownership of stock of the company, membership of the board of directors. The extent of any such change or control in ownership or board composition cannot be predicted at this time.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Indemnification of Officers and Directors

     As permitted by Nevada law, the Company's Articles of Incorporation provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Conflicts of Interest

     None of the officers of the Company will devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

     Each of the Company's officers and directors also are officers, directors, or both of several other corporations. These companies may be in direct competition with the Company for available opportunities.

     Company management, intends to actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by officers, directors or affiliates of the Company which is made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to Company officers, directors and affiliates to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, Company officers, directors and affiliates may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.       Document
-----------       --------
3.1(a)            Articles of Incorporation *
3.1(b)            Certificate of Amendment of Articles of Incorporation *

* incorporated by reference from the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 8, 2002.





                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 6, 2003

                                            JONING CORP.



                                            By:  /s/  John O. Jones
                                               --------------------------------
                                                      John O. Jones, President,
                                                      Director



                                            By:  /s/  Robert J. Wilkins
                                            -------------------------
                                                  Dr. Robert J. Wilkins,
                                                  Secretary, Director

                                   JONING CORP.
                     (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                       November 30, August 31,
                                                           2002       2002
                                                        ---------   ---------
Current assets:

  Cash                                                  $   --      $   --
                                                        ---------   ---------
Property and equipment, net                                 --          --
                                                        ---------   ---------
Other assets                                                --          --
                                                        ---------   ---------
                                                        $   --      $   --
                                                        =========   =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities:
   Due to officer/stockholder                           $   5,781   $   5,781
   Accrued expenses                                           593         448
                                                        ---------   ---------
                                                            6,374       6,229
                                                        ---------   ---------

Stockholders' equity (deficit):
  Common stock; $.001 par value; authorized -
      25,000,000 shares; issued and outstanding -
      10,144,800 shares                                    10,145      10,145
   Additional paid-in capital                              36,303      36,303
   Accumulated deficit                                    (52,822)    (52,677)
                                                        ---------   ---------
        Total stockholders' equity (deficit)               (6,374)     (6,229)
                                                        ---------   ---------

                                                        $    --     $    --
                                                        =========   =========

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
                                                  ============     ============

                                  JONING CORP.
                     (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                  Statements of Changes in Stockholders' Equity
               For the Period August 31, 2001 to November 30, 2002



                                    Common Stock        Additional
                              -----------------------     Paid-in    Accumulated
                                Shares       Amount       Capital      Deficit
                              ----------   ----------   ----------   ----------

Balances, August 31, 2001     10,144,800   $   10,145   $   36,303   $  (46,448)
   Net loss                                                              (6,229)
                              ----------   ----------   ----------   ----------

Balances, August 31, 2002     10,144,800       10,145       36,303      (52,677)
   Net loss for the period                                                 (145)
                              ----------   ----------   ----------   ----------

Balances, November 30, 2002   10,144,800   $   10,145   $   36,303   $  (52,822)
                              ==========   ==========   ==========   ==========

                                  JONING CORP.
                     (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                            Statements of Cash Flows




                                                    Three            Three
                                                 Months Ended     Months Ended
                                                 November 30,     November 30,
                                                     2002             2001
                                                 -------------    -------------

Cash flows from operating activities:
   Net loss                                      $        (145)   $      (3,000)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
     Payment of expenses by stockholder                   --              3,000
        Changes in assets and liabilities                 --

       Increase in accrued expenses                        145             --
                                                 -------------    -------------
       Net cash used in operating activities              --               --
                                                 -------------    -------------
Cash flows from investing activities                      --               --
                                                 -------------    -------------

Cash flows from financing activities                      --               --
                                                 -------------    -------------


Net decrease in cash                                      --               --
                                                 -------------    -------------
Cash - beginning                                          --               --
                                                 -------------    -------------

Cash - ending                                    $        --      $        --
                                                 =============    =============

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

                               STEWART H. BENJAMIN
                        CERTIFIED PUBLIC ACCOUNTANT, P.C.
                              27 SHELTER HILL ROAD
                               PLAINVIEW, NY 11803

                            TELEPHONE: (516) 933-9781
                            FACSIMILE: (516) 827-1203


                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and Stockholders
Joning Corp.
Staten Island, New York

I have audited the accompanying balance sheets of Joning Corp. (Formerly Global Stock Exchange Corp.) as of August 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Joning Corp. (Formerly Global Stock Exchange Corp.) as of August 31, 2002 and 2001, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company's significant net losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/  Stewart H. Benjamin
----------------------------------
     Stewart H. Benjamin
     Certified Public Accountant, P.C.


Plainview, New York
January 9, 2003

                                  JONING CORP.
                     (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                         August 31,   August 31,
                                                           2002         2001
                                                         ---------    ---------
Current assets:
  Cash                                                   $    --      $    --
                                                         ---------    ---------
Property and equipment, net                                   --           --
                                                         ---------    ---------


Other assets:
   Organization costs, net                                    --           --
   Investment, related party                                  --           --
                                                         ---------    ---------

                                                         $    --      $    --
                                                         =========    =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

Current liabilities:
   Due to an officer/stockholder                         $   5,781    $    --
   Accrued expenses                                            448         --
                                                         ---------    ---------
                                                             6,229         --
                                                         ---------    ---------

Stockholders' equity (deficit):
  Common stock; $.001 par value; authorized -
      25,000,000 shares; issued and outstanding -
      10,144,800 shares                                     10,145       10,145
   Additional paid-in capital                               36,303       36,303
   Accumulated deficit                                     (52,677)     (46,448)
                                                         ---------    ---------
        Total stockholders' equity (deficit)                (6,229)        --
                                                         ---------    ---------

                                                         $    --      $    --
                                                         =========    =========

                                  JONING CORP.
                     (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                            Statements of Operations



                                                  Year Ended      Year Ended
                                                  August 31,      August 31,
                                                     2002            2001
                                                 ------------    ------------

Income (loss) from continuing operations         $       --      $       --
                                                 ------------    ------------

Discontinued operations:
   Loss from discontinued operations                   (6,229)        (20,469)
                                                 ------------    ------------

Net loss                                         $     (6,229)   $    (20,469)
                                                 ============    ============

Loss per common share                            $       (.00)   $       (.00)
                                                 ============    ============

Weighted average common shares outstanding         10,144,800      10,144,800
                                                 ============    ============



                                          JONING CORP.
                             (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                          Statements of Changes in Stockholders' Equity
                          For the Years Ended August 31, 2002 and 2001



                                             Common Stock            Additional
                                     ----------------------------      Paid-in       Accumulated
                                        Shares          Amount         Capital         Deficit
                                     ------------    ------------   ------------    ------------
Balances, August 31, 2000              10,144,800    $     10,145   $     15,834    $    (25,979)
   Additional capital contribution           --              --           20,469            --
   Net loss                                                                              (20,469)
                                     ------------    ------------   ------------    ------------
Balances, August 31, 2001              10,144,800          10,145         36,303         (46,448)
   Net loss
Balances, August 31, 2002                                                                 (6,229)
                                     ------------    ------------   ------------    ------------
                                       10,144,800    $     10,145   $     36,303    $    (52,677)
                                     ============    ============   ============    ============


                                  JONING CORP.
                     (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                            Statements of Cash Flows



                                                       Year Ended     Year Ended
                                                       August 31,     August 31,
                                                         2002           2001
                                                       ---------      ---------
Cash flows from operating activities:
Net loss                                               $  (6,229)     $ (20,469)
Adjustments to reconcile net loss to net
cash used in operating activities:
Payment of expenses by stockholder                         5,781         20,469
Changes in assets and liabilities:
Increase in accrued expenses                                 448           --
                                                       ---------      ---------
Net cash used in operating activities                       --             --
                                                       ---------      ---------
Cash flows from investing activities                        --             --
                                                       ---------      ---------

Cash flows from financing activities                        --             --
                                                       ---------      ---------

Net increase in cash                                        --             --
Cash at beginning of year                                   --             --
                                                       ---------      ---------

Cash at end of year                                    $    --        $    --
                                                       =========      =========

Note 1 - Summary of Significant Accounting Policies

Description of Business
-----------------------

The financial statements presented are those of Joning Corp. (Formerly Global Stock Exchange Corp.), (the "Company"). The Company was incorporated under the laws of the State of Nevada on October 9, 1997. On March 29, 2000, the Company amended its articles of incorporation and changed the name of the Company to Joning Corp. The Company was in the business of providing consulting services, primarily in the area of reverse mergers between public shell corporations and private companies that desire to gain access to public trading markets through merger or other reorganization with a public shell corporation.

Discontinued Operations
-----------------------

On July 27, 2000, pursuant to concerns expressed by the Securities and Exchange Commission over the reverse merger activities of the Company, management ceased its business activities and transferred all assets and liabilities of the Company to its principal shareholder, Kading Companies, S.A. ("Kading"). The Company transferred cash of $72,455 and the principal amount of notes receivable from related companies totaling $30,000 to Kading in exchange for the principal amount of notes payable totaling $125,000 that were assumed by Kading. Prior to the transfer of net assets to Kading, the Company retired office equipment with a cost of $6,989 and book value of $3,218, and has written off an investment in a related company that had a cost of $5,000. The Company has no contingent liabilities with respect to its discontinued operations. The Company has indicated its intentions to participate in a merger transaction with an operating company, which management will select after reviewing the business opportunities for their profit or growth potential.

The following is a summary of loss from discontinued operations:

                                                     Year Ended       Year Ended
                                                     August 31,       August 31,
                                                        2002             2001
                                                     ---------        ---------

Commission revenues                                  $    --          $    --
                                                     ---------        ---------

Operating expenses:
General and administrative                               6,229           20,469
                                                     ---------        ---------

Loss from discontinued operations                    $  (6,229)       $ (20,469)
                                                     =========        =========

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

Income Taxes
------------

There is no provision for income taxes since the Company has incurred net operating losses. At August 31, 2002, the Company has net operating loss carryforwards of $52,677 which may be available to offset future taxable income through 2022. A deferred tax asset has not been recorded for the net operating loss carryforwards due to uncertainties as to the ultimate realization of the deferred tax asset.

Note 2 - Stockholders' Equity

Common Stock
------------

On October 9, 1997, the Company issued 10,000,000 shares of common stock, 5,000,000 shares to the President of the Company for start-up expenses incurred, and 5,000,000 shares to Kading Companies, S.A. (the Company's parent) for organization costs and services. These common shares were valued at $.001 per share. On April 15, 1998, the Company sold 144,800 shares of common stock to individual investors at a price of $.10 per share. During the year ended August 31, 2001 additional capital contributions of $20,469 were made by Kading Companies, S.A. to cover administrative expenses.

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

Note 4 - Going Concern

The Company's financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred an accumulated deficit of $52,677. The Company's continued existence is dependent on its ability to generate sufficient cash flow or raise additional capital to meet its obligations on a timely basis. The Company has been exploring sources to obtain additional equity or debt financing. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. Accordingly, the Company's continuation as a going concern is in substantial doubt and the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.

                                 CERTIFICATION


We, John O. Jones, Jr. and Robert J. Wilkins certify that:

1.  We have read this annual report on Form 10-KSB of Joning Corporation;

2. To our knowledge the information in this report is true in all important respects as of March 6, 2003; and

3. This report contains all information about the company of which we are aware that we believe important to a reasonable investor, in light of the subjects required to be addressed in this report as of March 6, 2003.

For purposes of this certification, information is "important to a reasonable investor" if:

(a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(b) The report would be misleading to a reasonable investor if the information was omitted from the report.


Date:  March 6, 2003

                                                /s/  John O. Jones, Jr.
                                                --------------------------------
                                                John O. Jones, Jr. President



                                                --------------------------------
                                                Dr. Robert J. Wilkins, Secretary

                                 CERTIFICATION


We, John O. Jones, Jr. and Robert J. Wilkins certify that:

1.  We have read this annual report on Form 10-KSB of Joning Corporation;

2. To our knowledge the information in this report is true in all important respects as of March 6, 2003; and

3. This report contains all information about the company of which we are aware that we believe important to a reasonable investor, in light of the subjects required to be addressed in this report as of March 6, 2003.

For purposes of this certification, information is "important to a reasonable investor" if:

(a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(b) The report would be misleading to a reasonable investor if the information was omitted from the report.


Date:  March 6, 2003


                                                --------------------------------
                                                John O. Jones, Jr. President


                                                /s/  Dr. Robert J. Wilkins
                                                --------------------------------
                                                Dr. Robert J. Wilkins, Secretary