Form 10QSB
period 2002-02-28
JONING CORP
filed 2003-09-08
CIK 1167905

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter ended February 28, 2002

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from __________________ to ____________________

                           Commission File No 0-49669

                                  JONING CORP.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                           88-0376372
           ------                                           ----------
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

As of February 28, 2002, the issuer had 10,144,800 shares of common stock, par value $.001 per share issued and outstanding.

                         PART I - Financial Information

Item 1. Financial Statements

The unaudited financial statements of registrant for the three months ended February 28, 2002 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                  JONING CORP.
                     (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                                 Balance Sheets


                                     ASSETS
                                     ------


                                                         February 28, August 31,
                                                            2002        2001
                                                         ------------ ----------

Current assets:
  Cash                                                    $   --       $   --
                                                          --------     --------

Property and equipment, net                                   --           --
                                                          --------     --------

Other assets                                                  --           --
                                                          --------     --------

                                                          $   --       $   --
                                                          ========     ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


Current liabilities:
   Due to officer/stockholder                             $  3,000     $   --
                                                          --------     --------

Stockholders' equity (deficit):
  Common stock; $.001 par value; authorized -
      25,000,000 shares; issued and outstanding -
      10,144,800 shares                                     10,145       10,145
   Additional paid-in capital                               36,303       36,303
   Accumulated deficit                                     (49,448)     (46,448)
                                                          --------     --------
        Total stockholders' equity (deficit)                (3,000)        --
                                                          --------     --------

                                                          $   --       $   --
                                                          ========     ========

                                  JONING CORP.
                     (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                            Statements of Operations



                                                       Six            Six
                                                   Months Ended    Months Ended
                                                   February 28,    February 28,
                                                      2002            2001
                                                  -------------    ------------

Income (loss) from operations                     $       --       $       --
                                                  ------------     ------------

Loss from discontinued operations                       (3,000)         (20,469)
                                                  ------------     ------------

Net loss                                          $     (3,000)    $    (20,469)
                                                  ============     ============

Loss per common share                             $       (.00)    $       (.00)
                                                  ============     ============

Weighted average common shares outstanding          10,144,800       10,144,800
                                                  ============     ============



                                                         JONING CORP.
                                             (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                                          Statements of Changes in Stockholders' Equity
                                      For the Period September 1, 2000 to February 28, 2002




                                                            Common Stock                   Additional
                                                  --------------------------------           Paid-in           Accumulated
                                                     Shares               Amount             Capital             Deficit
                                                     ------               ------             -------             -------

Balances, September 1, 2000                        10,144,800          $    10,145         $    15,834         $   (25,979)
   Additional capital contribution                       --                   --                20,469                --
    Net loss                                                                                                       (20,469)
                                                  -----------          -----------         -----------         -----------

Balances, August 31, 2001                          10,144,800               10,145              36,303             (46,448)

   Net loss for the period                                                                                          (3,000)
                                                  -----------          -----------         -----------         -----------

Balances, February 28, 2002                        10,144,800          $    10,145         $    36,303         $   (49,448)
                                                  ===========          ===========         ===========         ===========





                                                                 F-3

                                  JONING CORP.
                     (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                            Statements of Cash Flows




                                                         Six            Six
                                                    Months Ended    Months Ended
                                                    February 28,    February 28,
                                                         2002          2001
                                                    ------------    ------------

Cash flows from operating activities:
   Net loss                                          $ (3,000)       $(20,469)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
     Payment of expenses by stockholder                 3,000           20,469
        Changes in assets and liabilities                --               --
                                                     --------         --------
       Net cash used in operating activities             --               --
                                                     --------         --------
Cash flows from investing activities                     --               --
                                                     --------         ---------

Cash flows from financing activities                     --               --
                                                     --------         --------
Net decrease in cash                                     --               --
                                                     --------         --------


Cash - beginning                                         --               --
                                                     --------         --------

Cash - ending                                        $   --           $   --
                                                     ========         ========

                                  JONING CORP.
                     (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                                   FORM 10QSB
                         QUARTER ENDED FEBRUARY 28, 2002
                          Notes to Financial Statements
                                   (Unaudited)




Note 1 - Condensed Financial Statements

Basis of Presentation
---------------------

The accompanying interim unaudited financial statements include the accounts of Joning Corp. (formerly Global Stock Exchange Corp.), which is hereafter referred to as (the "Company").

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim period presented. The results of operations for the interim period are not necessarily indicative of the results to be expected for the year ending August 31, 2002. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's report on Form 10-KSB for the year ended August 31, 2001.

Note 2 - Related Party Transactions

The Company was indebted to an officer/stockholder for expenses advanced in the amount of $3,000 at February 28, 2002. The Company has issued a promissory note to the officer/stockholder which will be paid with proceeds received from a merger transaction, and bears interest at a rate of 10% per annum. Interest expense has not been provided for in the statement of operations.

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

Item 6.  Exhibits and reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.                  Description
-----------                  -----------

3(i)              Articles of Incorporation of Joning Corp. (1)

3(ii)             By-Laws of Joning Corp. (1)

(1) Incorporated by reference from the Form 10-SB filed by the Company on March 8, 2002.
-----------------

     (b) No reports on Form 8-K were filed by the Company for the quarter ended February 28, 2003

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 25,  2003

                                        JONING CORP.


                                        By: /s/ John O.Jones, Jr.
                                                John O. Jones, President

                                  CERTIFICATION

I, John O. Jones, Jr. certify that:

1.   I have read this quarterly report on Form 10-QSB of Joning Corporation;

2. To my knowledge the information in this report is true in all important respects as of February 28, 2002; and

3. This report contains all information about the company of which I am aware that I believe important to a reasonable investor, in light of the subjects required to be addressed in this report as of February 28, 2002.

For purposes of this certification, information is "important to a reasonable investor" if:

     (a) There is a substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

     (b) The report would be misleading to a reasonable investor if the information was omitted from the report.


Date: August 25, 2003

                                               /s/ John O. Jones, Jr.
                                               ---------------------------------
                                               John O. Jones, Jr. President


                                               /s/ Dr. Robert J. Wilkins
                                               ---------------------------------
                                               Dr. Robert J. Wilkins, Secretary

         CERTIFICATE UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John O. Jones, being the President of Joning Corp., certify that:

1. I have reviewed this quarterly report on Form 10-QSB for the period ended February 28, 2002.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made. Not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date oft his quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: August 25, 2003

/s/ John O. Jones
---------------------------
    John O. Jones, President