Form 10QSB
period 2003-05-31
JONING CORP
filed 2004-02-11
CIK 1167905

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-QSB


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter ended May 31, 2003

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

As of May 31, 2003, the issuer had 10,144,800 shares of common stock, par value $.001 per share issued and outstanding.

Part I  Financial Information

Item 1. Financial Statements The unaudited financial statements of registrant for the three months ended May 31, 2003 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

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

Item 6.  Exhibits and reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:






Exhibit No.                  Description
-----------                  -----------

3(i)        Articles of Incorporation of Joning Corp. (1)

3(ii)       By-Laws of Joning Corp. (1)

31          Certification under Section 902 of the Sarbanes-Oxley Act of 2002

32          Certification under Section 302 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from the Form 10-SB filed by the Company on March 8, 2002.

-----------------

     (b) No reports on Form 8-K were filed by the Company for the quarter ended May 31, 2003

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated January 28, 2004

                                        JONING CORP.


                                       By: /s/ John O. Jones, Jr.
                                           ------------------------------------
                                               John O. Jones Jr., President

                                  JONING CORP.
                     (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                                 Balance Sheets


                                     ASSETS


                                                         May 31,    August 31,
                                                          2003         2002
                                                      ------------  ----------

Current assets:
   Cash                                                $   --           --
                                                       --------     --------

Property and equipment, net                                --           --
                                                       --------     --------

Other assets                                               --           --
                                                       --------     --------

                                                       $   --       $   --
                                                       ========     ========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


Current liabilities:
   Due to officer/stockholder                          $ 13,412     $  5,781
   Accrued expenses                                       8,106          448
                                                       --------     --------
                                                         21,518        6,229
                                                       --------     --------

Stockholders' equity (deficit):
  Common stock; $.001 par value; authorized -
      25,000,000 shares; issued and outstanding -
      10,144,800 shares                                  10,145       10,145
   Additional paid-in capital                            36,303       36,303
   Accumulated deficit                                  (67,966)     (52,677)
                                                       --------     --------
        Total stockholders' equity (deficit)            (21,518)      (6,229)
                                                       --------     --------

                                                       $   --       $   --
                                                       ========     ========

                                  JONING CORP.
                     (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                            Statements of Operations



                                                       Nine            Nine
                                                   Months Ended    Months Ended
                                                      May 31,         May 31,
                                                       2003            2002
                                                  ------------     ------------

Revenue                                           $       --       $      --
                                                  ------------     ------------

Costs and expenses                                     (15,289)          (5,000)
                                                  ------------     ------------

Net loss                                          $    (15,289)    $     (5,000)
                                                  ============     ============

Loss per common share                             $       (.00)    $       (.00)
                                                  ============     ============


Weighted average common shares outstanding          10,144,800       10,144,800
                                                  ============     ============




                                                      JONING CORP.
                                        (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                                    Statements of Changes in Stockholders' Equity
                                   For the Period August 31, 2001 to May 31, 2003




                                               Common Stock                    Additional
                                   ---------------------------------            Paid-in            Accumulated
                                      Shares               Amount               Capital               Deficit
                                   -----------           -----------          -----------          -----------

Balances, August 31, 2001           10,144,800           $    10,145          $    36,303          $   (46,448)
   Net loss                                                                                             (6,229)
                                   -----------           -----------          -----------          -----------
Balances, August 31, 2002           10,144,800                10,145               36,303              (52,677)
   Net loss for the period                                                                             (15,289)
                                   -----------           -----------          -----------          -----------
 Balances, May 31, 2003             10,144,800           $    10,145          $    36,303          $   (67,966)
                                   ===========           ===========          ===========          ===========





                                           JONING CORP.
                              (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                                     Statements of Cash Flows




                                                             Nine                    Nine
                                                         Months Ended             Months Ended
                                                            May 31,                  May 31,
                                                             2003                     2002
                                                          ---------                 ---------

Cash flows from operating activities:
   Net loss                                               $(15,289)                 $ (5,000)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Payment of expenses by stockholder                      7,631                     5,000
        Changes in assets and liabilities
       Increase in accrued expenses                          7,658                      --
                                                          --------                  --------
       Net cash used in operating activities                  --                        --
                                                          --------                  --------
Cash flows from investing activities                          --                        --
                                                          --------                  --------

Cash flows from financing activities                          --                        --
                                                          --------                  --------
Net decrease in cash                                          --                        --
                                                          --------                  --------
Cash - beginning                                              --                        --
                                                          --------                  --------

Cash - ending                                             $   --                    $   --
                                                          ========                  ========




                                  JONING CORP.
                     (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                                   FORM 10QSB
                           QUARTER ENDED MAY 31, 2003
                          Notes to Financial Statements
                                   (Unaudited)


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