Form 10QSB/A
period 2003-02-28
JONING CORP
filed 2004-02-26
CIK 1167905

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-QSB/A



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



                                    JONING CORP.
                      (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                                   Balance Sheets


                                      ASSETS
                                      ------


                                                              February 28,     August 31,
                                                                  2003             2002
                                                              ------------     -----------
Current assets:
   Cash                                                         $   --             --
                                                                --------       --------

Property and equipment, net                                         --             --
                                                                --------       --------

Other assets                                                        --             --
                                                                --------       --------

                                                                $   --         $   --
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
                                                                ========       ========





                                           JONING CORP.
                               (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                                      Statements of Operations



                                                        Six                         Six
                                                     Months Ended                Months Ended
                                                     February 28,                February 28,
                                                        2003                         2002
                                                     ------------                -------------

Revenue                                              $       --                  $       --
                                                     ------------                ------------

Costs and expenses                                        (12,554)                     (3,000)
                                                     ------------                ------------

Net loss                                             $    (12,554)               $     (3,000)
                                                     ============                ============

Loss per common share                                $       (.00)               $       (.00)
                                                     ============                ============


Weighted average common shares outstanding             10,144,800                  10,144,800
                                                     ============                ============






                                                    JONING CORP.
                                       (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                                    Statements of Changes in Stockholders' Equity
                                 For the Period August 31, 2001 to February 28, 2003




                                              Common Stock                      Additional
                                     ---------------------------------           Paid-in              Accumulated
                                       Shares                 Amount             Capital                Deficit
                                     -----------           -----------          -----------          ------------

Balances, August 31, 2001             10,144,800           $    10,145          $    36,303          $   (46,448)
   Net loss                                                                                               (6,229)
                                     -----------           -----------          -----------          -----------
Balances, August 31, 2002             10,144,800                10,145               36,303              (52,677)
   Net loss for the period                                                                               (12,554)
                                     -----------           -----------          -----------          -----------
 Balances, February 28, 2003          10,144,800           $    10,145          $    36,303          $   (65,231)
                                     ===========           ===========          ===========          ===========






                                         JONING CORP.
                             (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                                    Statements of Cash Flows




                                                         Six                        Six
                                                     Months Ended               Months Ended
                                                      February 28,              February 28,
                                                          2003                       2002
                                                     -------------              -------------

Cash flows from operating activities:
   Net loss                                             $(12,554)                 $ (3,000)
   Adjustments to reconcile net loss to net
    cash used in operating activities:
     Payment of expenses by stockholder                    4,588                     3,000
        Changes in assets and liabilities                   --                        --
       Increase in accrued expenses                        7,966                      --
                                                        --------                  --------
       Net cash used in operating activities                --                        --
                                                        --------                  --------
Cash flows from investing activities                        --                        --
                                                        --------                  --------

Cash flows from financing activities                        --                        --
                                                        --------                  --------
Net decrease in cash                                        --                        --
                                                        --------                  --------
Cash - beginning                                            --                        --
                                                        --------                  --------

Cash - ending                                           $   --                    $   --
                                                        ========                  ========


                                           F-5


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

Dated:  January 29, 2004

                                           JONING CORP.


                                           By: /s/ John O.Jones, Jr.
                                           -------------------------------------
                                           John O. Jones, President