Form 10KSB/A
period 2002-08-31
JONING CORP
filed 2004-03-01
CIK 1167905

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-KSB/A


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
                                Yes     No
                                   -----  -----

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,144,800 as of January 31, 2004.


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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.   Document
-----------   --------
3.1(a)        Articles of Incorporation *
3.1(b)        Certificate of Amendment of Articles of Incorporation *
31            Certification under Section 902 of the Sarbanes-Oxley Act of 2002
32            Certification under Section 302 of the Sarbanes-Oxley Act of 2002


* incorporated by reference from the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 8, 2002.





                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 11, 2004

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




Stewart H. Benjamin
Certified Public Accountant, P.C.

Plainview, New York
January 6, 2004



                                       JONING CORP.
                          (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                                     Balance Sheets


                                         ASSETS
                                         ------


                                                         August 31,               August 31,
                                                            2002                     2001
                                                         ----------               ----------
Current assets:
  Cash                                                    $   --                  $   --
                                                          --------                --------

Property and equipment, net                                   --                      --
                                                          --------                --------

Other assets:
   Organization costs, net                                    --                      --
   Investment, related party                                  --                      --
                                                          --------                --------
                                                              --                      --
                                                          --------                --------

                                                          $   --                  $    --
                                                          ========                ========


                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                         ----------------------------------------------


Current liabilities:
   Due to an officer/stockholder                          $  5,781                $   --
   Accrued expenses                                            448                    --
                                                          --------                --------
                                                             6,229                    --
                                                          --------                --------

Stockholders' equity (deficit):
  Common stock; $.001 par value; authorized -
      25,000,000 shares; issued and outstanding -
      10,144,800 shares                                     10,145                  10,145
   Additional paid-in capital                               36,303                  36,303
   Accumulated deficit                                     (52,677)                (46,448)
                                                          --------                --------
        Total stockholders' equity (deficit)                (6,229)                   --
                                                          --------                --------

                                                          $   --                  $   --
                                                          ========                ========

             The accompanying notes are an integral part of the financial statements.





                                              JONING CORP.
                                (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                                        Statements of Operations



                                                        Year Ended                  Year Ended
                                                         August 31,                 August 31,
                                                           2002                       2001
                                                       ------------                -------------

Income (loss) from continuing operations               $       --                  $       --
                                                       ------------                ------------

Discontinued operations:
   Loss from discontinued operations                         (6,229)                    (20,469)
                                                       ------------                ------------

Net loss                                               $     (6,229)               $    (20,469)
                                                       ============                ============

Loss per common share                                  $       (.00)               $       (.00)
                                                       ============                ============

Weighted average common shares outstanding               10,144,800                  10,144,800
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





                                                         JONING CORP.
                                            (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                                         Statements of Changes in Stockholders' Equity
                                         For the Years Ended August 31, 2002 and 2001




                                                    Common Stock                     Additional
                                           --------------------------------           Paid-in           Accumulated
                                              Shares               Amount             Capital             Deficit
                                           -----------          -----------         -----------         -----------

Balances, August 31, 2000                   10,144,800          $    10,145         $    15,834         $   (25,979)
   Additional capital contribution                --                   --                20,469                --
   Net loss                                                                                                 (20,469)
                                           -----------          -----------         -----------         -----------
Balances, August 31, 2001                   10,144,800               10,145              36,303             (46,448)
   Net loss                                                                                                  (6,229)
 Balances, August 31, 2002                  10,144,800          $    10,145         $    36,303         $   (52,677)
                                           ===========          ===========         ===========         ===========



                         The accompanying notes are an integral part of the financial statements.







                                         JONING CORP.
                           (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                                   Statements of Cash Flows



                                                           Year Ended              Year Ended
                                                           August 31,               August 31,
                                                             2002                     2001
                                                           ----------              -----------

Cash flows from operating activities:
Continuing operations                                      $   --                   $   --
                                                           --------                 --------
Discontinued operations:
   Net loss                                                  (6,229)                 (20,469)
   Adjustments to reconcile net loss to net
      cash used in discontinued operations:
      Payment of expenses by stockholder                      5,781                   20,469
        Changes in assets and liabilities:
        Increase in accrued expenses                            448                     --
                                                           --------                 --------
       Net cash used in discontinued operations                --                       --
                                                           --------                 --------
Net cash used in operating activities                          --                       --
                                                           --------                 --------
Cash flows from investing activities                           --                       --
                                                           --------                 --------

Cash flows from financing activities                           --                       --
                                                           --------                 --------

Net increase in cash                                           --                       --
Cash at beginning of year                                      --                       --
                                                           --------                 --------

Cash at end of year                                        $   --                   $   --
                                                           ========                 ========


       The accompanying notes are an integral part of the financial statements.

                                        F-5


                                  JONING CORP.
                     (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                          Notes to Financial Statements




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

The following is a summary of loss from discontinued operations:

                                             Year Ended     Year Ended
                                             August 31,     August 31,
                                                2002           2001
                                             ----------     -----------

Commission revenues                           $   --          $   --
                                              --------        --------

Operating expenses:
   General and administrative                    6,229          20,469
                                              --------        --------

Loss from discontinued operations             $ (6,229)       $(20,469)
                                              ========        ========

                                 JONING CORP.
                     (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                          Notes to Financial Statements


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

                                 JONING CORP.
                     (FORMERLY GLOBAL STOCK EXCHANGE CORP.)
                          Notes to Financial Statements


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