Form 10KSB
period 2003-08-31
JONING CORP
filed 2004-08-31
CIK 1167905

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

                    For the Fiscal Year ended August 31, 2003

                                  JONING CORP.
                      -------------------------------------
                     (Name of small business in its charter)

         Nevada                                                   88-0376372
 ---------------------------                                  -----------------
(State or other Jurisdiction                                 (IRS
      of Incorporation)                                      Identification No.)

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
                                Yes     No
                                   -----  -----

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,144,800 as of June 30,2004.

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

     As of the end of its fiscal year ending August 31, 2003, the Company had not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

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

     It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the ransaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the security holders of the Company during the fiscal year which ended August 31, 2003.

                                     Part II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There has been no established public trading market for the Company's securities since its inception on October 8, 1997. As of August 31, 2003 there were 10,144,800 shares outstanding, and the Company has 33 shareholders of record. No dividends have been paid to date and the Company's Board of directors does not anticipate paying dividends in the foreseeable future.

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

Results of Operations

     During the period from October 8, 1997 (inception) through August 31, 2003, the Company has an accumulated deficit of $74,220. The Company was incorporated under the laws of the state of Nevada on October 8, 1997 under the name GSE Group, Inc. On October 20, 1997, the Company changed its name to Global Stock Exchange Corp., and on April 18, 2000, the Company changed its name to Joning Corp. The Company was formed to provide consulting services primarily in the area of reverse mergers between public shell corporations and private companies that wanted to gain access to public trading markets through merger or other reorganization with public shell corporations. The Company, through its network of web sites, would be contacted either by principals or others seeking to execute mergers and acquisitions, and the Company would put the parties together and assist in the completion of the transaction. The Company commenced operations in January, 1999. For the year ended August 31, 1999, the Company's revenues were $5,625. For the Company's first full year of operations ending August 31, 2000, the Company's revenues were $131,601. In December, 1999, the Securities and Exchange Commission (the "SEC") advised the Company that it was the SEC's position that the Company was in violation of certain provisions of the Securities Exchange Act of 1934, in that it was acting as a broker in connection with the conduct of its business, and that acting in such capacity without registration as a broker was improper. In July 2000, as a result of the SEC's position regarding the Company's reverse merger activities, the Company ceased its business activities and transferred all assets and liabilities to its principal shareholder, Kading Companies, S.A. Kading Companies, S.A. is a holding company which has ownership positions in a medical products company and a start-up aerospace company. The Company no longer provides consulting services between public shell corporations and private companies, nor does it utilize any of its websites. During October and November, 2000, Kading Companies, S.A. liquidated its equity in the Company by selling its shares to Dr. Robert Wilkins and family members and friends of Dr. Wilkins. On December 12, 2000, the Company, John O. Jones, the President and a major shareholder of the Company, Kading Companies, S.A.("Kading"), and Kading's President and majority shareholder, Kevin Kading, consented to the issuance of a cease and desist order and paid a civil monetary penalty in the amount of $10,000 and terminated its business activities.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           FINANCIAL DISCLOSURE.

     The Company has had no disagreements with, it's independent accountants since the date of inception.

On February 26, 2003 the Company engaged the accounting firm of Liebman Goldberg & Drogin LLP ("Liebman") as its independent public accountants to audit the Company's financial statements beginning with fiscal year ending August 31, 2003. The appointment of new independent public accountants was approved by the Company's Board of Directors. The Company amicably concluded its relationship with the former independent public account, Stewart H. Benjamin, CPA ("Benjamin") effective with the appointment of Liebman.

            Prior to the appointment of Liebman, the Company did not consult with Liebman on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

            There were no disagreements with Benjamin on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure that would have caused Benjamin to make references in his report to such disagreements.

            Benjamin's reports on the Company's financial statements have contained no adverse opinion or disclaimer of opinion and were not modified as to audit scope or accounting principles.

                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The directors and executive officers currently serving the Company are as follows:

         Name                       Age              Position(s) held
         -----                      ---              ----------------
         John O. Jones              59               President,Director
         Dr. Robert Wilkins         60               Secretary,Director

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

          700,000 shares held of record by Janet Wilkins, the wife of Robert Wlkins

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The Exhibits listed below are filed as part of this Annual Report.

Exhibit No.       Document
-----------       --------
3.1(a)            Articles of Incorporation *
3.1(b)            Certificate of Amendment of Articles of Incorporation *
31.1              Certificate under Section 902 of Sarbanes Oxly Act of 2002
31.2              Certificate under Section 902 of Sarbanes Oxly Act of 2002
32.1              Certificate under Section 306 of Sarbanes Oxly Act of 2002
32.2              Certificate under Section 306 of Sarbanes Oxly Act of 2002


* incorporated by reference from the Company's Registration Statement on Form 10-SB filed with the Securities and Exchange Commission on March 8, 2002.

         (b) There were no reports filed on Form 8-K during the quarter ended August 31, 2003.

                                   SIGNATURES

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 8, 2004

                                            JONING CORP.



                                            By:  /s/  John O. Jones
                                               ------------------------
                                                      John O. Jones, President,
                                                      Director



                                            By:  /s/  Robert J. Wilkins
                                               -------------------------
                                                      Dr. Robert J. Wilkins,
                                                      Secretary, Director

                                  JONING CORP.

                              FINANCIAL STATEMENTS

                            AUGUST 31, 2003 AND 2002

                                      with

                          INDEPENDENT AUDITORS' REPORT

                                  JONING CORP.





                                    CONTENTS



                                                                   Page
                                                                   ----

Independent Auditors' Report                                       F-1 - F-2

Financial Statements:

    Balance sheet                                                    F-3

    Statements of operations                                         F-4

    Statements of changes in stockholders' deficit                   F-5

    Statements of cash flows                                         F-6

    Notes to financial statements                                  F-7 - F-12

                          INDEPENDENT AUDITORS' REPORT



Joning Corp.
Staten Island, New York

We have audited the accompanying balance sheet of Joning Corp. as of August 31, 2003, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Joning Corp. as of August 31, 2003, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has no material revenues, has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Liebman Goldberg & Drogin, LLP
Garden City, New York

May 24, 2004
                                       F-1

                              STEWART H. BENJAMIN
                       CERTIFIED PUBLIC ACCOUNTANT, P.C.
                              27 SHELTER HILL ROAD
                              PLAINVIEW, NY 11803

                           TELEPHONE: (516) 933-9781
                           FACSIMILE: (516) 827-1203

                          INDEPENDENT AUDITOR'S REPORT
                          ----------------------------


To the Board of Directors and Stockholders
Joning Corp.
Staten Island, New York

I have audited the accompanying balance sheet of Joning Corp. (Formerly Global Stock Exchange Corp.) as of August 31, 2002 and the related statement of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Joning Corp. (Formerly Global
Stock Exchange Corp.) as of August 31, 2002, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

Stewart H. Benjamin
Certified Public Accountant, P.C.

Plainview, New York
January 6, 2004

                                  JONING CORP.

                                  BALANCE SHEET

                                 August 31, 2003

                                     ASSETS




Current Assets:
     Cash and cash equivalents                                         $   --
                                                                       --------

Property and equipment, net                                                --
                                                                       --------

Other Assets:
     Organization costs, net                                               --
     Investment, related party                                             --
                                                                       --------
         Total other assets                                                --
                                                                       --------

Total assets                                                           $   --
                                                                       ========

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
     Due to an officer/stockholder                                     $ 13,412
     Accrued expenses                                                    14,360
                                                                       --------
         Total current liabilities                                       27,772
                                                                       --------

Stockholders' (Deficit):
     Common stock, $.001 par value; authorized -
         25,000,000 shares; issued and outstanding -
         10,144,800 shares                                               10,145
     Additional paid in capital                                          36,303
     Accumulated (deficit)                                              (74,220)
                                                                       --------
         Total stockholders' (deficit)                                  (27,772)
                                                                       --------

         Total liabilities and stockholders' (deficit)                 $   --
                                                                       ========







                        See notes to financial statements

                                  JONING CORP.

                             STATEMENT OF OPERATIONS

                   For the year ended August 31, 2003 and 2002





                                                      2003            2002
                                                      ----            ----

Revenues                                          $       --       $       --

Cost and expenses                                      (21,543)          (6,229)
                                                  ------------     ------------

Net (loss)                                        $    (21,543)    $     (6,229)
                                                  ============     ============

Loss per common share                             $       --       $       --
                                                  ============     ============

Weighted average common shares outstanding          10,144,800       10,144,800
                                                  ============     ============

























                        See notes to financial statements



                                                         JONING CORP.

                                         STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                          For the year ended August 31, 2003 and 2002







                                                    Common Stock                   Additional
                                          -------------------------------            Paid in            Accumulated
                                            Shares               Amount              Capital              Deficit
                                          ----------           ----------           ----------           ----------

Balance - September 1, 2001               10,144,800           $   10,145           $   36,303           $  (46,448)

     Net loss                                   --                   --                   --                 (6,229)
                                          ----------           ----------           ----------           ----------

Balance - August 31, 2002                 10,144,800               10,145               36,303              (52,677)

     Net loss                                   --                   --                   --                (21,543)
                                          ----------           ----------           ----------           ----------

Balance - August 31, 2003                 10,144,800           $  10,145            $  36,303            $  (74,220)
                                          ==========           =========            =========            ==========



















                                                 See notes to financial statements






                                  JONING CORP.

                             STATEMENT OF CASH FLOWS

                   For the year ended August 31, 2003 and 2002




                                                                 2003                     2002
                                                                 ----                     ----

Cash Flows from Operating Activities:
   Net (loss)                                                 $(21,543)                 $ (6,229)
Adjustments to Reconcile Net Loss to Net Cash
   (Used in) Operating Activities:
     Payment of expenses by stockholder                          7,631                     5,781
     Changes in Assets and Liabilities:
     Increase in accrued expenses                               13,912                       448
                                                              --------                  --------
         Net cash (used in)
             operating activities                                 --                        --
                                                              --------                  --------

Increase in cash                                                  --                        --

Cash and cash equivalents, September 1, 2002                      --                        --
                                                              --------                  --------

Cash and cash equivalents, August 31, 2003                    $   --                    $   --
                                                              ========                  ========




















                        See notes to financial statements

                                  JONING CORP.

                          Notes to Financial Statements

                                 August 31, 2003

Note 1 - Operations:
--------------------

Nature of Business:
-------------------

The financial statements presented are those of Joning Corp. (the "Company"). The company was incorporated under the laws of the State of Nevada on October 9, 1997 under the name Global Stock Exchange Corp. On March 29, 2000, the Company amended its articles of incorporation and changed the name of the Company to Joning Corp. The Company was in the business of providing consulting services, primarily in the area of reverse mergers between public shell corporations and private companies that desire to gain access to public trading markets through merger or other reorganization with a public shell corporation. The Company has indicated its intentions to participate in a merger transaction with an operating company, which management will select after reviewing the business opportunities for their profit or growth potential.

Note 2 - Summary of Significant Accounting Policies:
----------------------------------------------------

Use of Estimates in the Preparation of Financial Statements:
------------------------------------------------------------

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

Income Taxes:
-------------

There is no provision for income taxes since the Company has incurred net operating losses. At August 31, 2003, the Company has net operating loss carryforwards of $74,220 which may be available to offset future taxable income through 2023.

Fair Value of Financial Instruments:
------------------------------------

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value. The fair value of the Company's payables due to an officer/stockholder is not practicable to estimate due to the related party nature of the underlying transactions and the indefinite payment terms.

                                  JONING CORP.

                          Notes to Financial Statements

                                 August 31, 2003


Note 2 - Summary of Significant Accounting Policies (Continued):
----------------------------------------------------------------

Loss Per Common Share:
----------------------

The Company has adopted Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share". The statement establishes standards for computing and presenting earnings per share (EPS). It replaced the presentation of primary EPS with a presentation of basic EPS and also requires dual presentation of basic and diluted EPS on the face of the income statement. Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilutive common stock equivalents had been converted to common stock. As of August 31, 2003, the Company had no dilutive common stock equivalents such as stock options or preferred stock. The weighted average number of common shares used to calculate loss per common share for the year ended August 31, 2003 was 10,144,800 shares.

Recent Accounting Pronouncements:
---------------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standard (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 applies to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling - of - interests method of accounting. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under these statements, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the statements. Other intangible assets continue to be amortized over their useful lives.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), and in August 2001 issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment and Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 144, which supersedes and amends certain existing accounting and reporting pronouncements, addresses financial accounting and reporting for the impairment or disposal of long-lied assets. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 and SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 143 and 144 and its application to amounts currently included in the Company's balance sheet does not have an impact on the Company's accounting and disclosures.

                                  JONING CORP.

                          Notes to Financial Statements

                                 August 31, 2003



Note 2 - Summary of Significant Accounting Policies (Continued):
----------------------------------------------------------------

Recent Accounting Pronouncements (Continued):
---------------------------------------------

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3. The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. The provisions of this Statement are required to be applied to exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement will not have an effect on the Company's financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material effect on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transaction and Disclosure". SFAS No. 148 amends SFAS No. 123 "Accounting for Stock Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the methods used on reported results. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for the fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

                                  JONING CORP.

                          Notes to Financial Statements

                                 August 31, 2003


Note 2 - Summary of Significant Accounting Policies (Continued):
----------------------------------------------------------------

Recent Accounting Pronouncements (Continued):
---------------------------------------------

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Various Interest Entities" ("VIEs"). This Interpretation addresses the consolidation of variable interest entities in which the equity investors lack one or more of the essential characteristics of a controlling financial interest or where the equity investment at risk is not sufficient for the entity to finance its activities without subordinated financial support from other parties. The Interpretation applied to VIEs created after January 31, 2003 and to VIEs in which an interest is acquired after that date. Effective January 31, 2004, it also applies to VIEs in which an interest is acquired before February 1, 2003. The Company may apply the Interpretation prospectively with a cumulative effect as of January 31, 2003, or by restating previously issued financial statements with a cumulative effect adjustment as of the beginning of the first year restated. The application of the requirements of FIN 46 has not had a material effect on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies accounting for derivative instruments including certain derivative instruments embedded in other contracts and hedging activities under SFAS No. 133. It is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this standard will not have a material impact on the Company's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominately on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The application of this standard is not expected to have a material impact on the Company's financial position or results of operations.

                                  JONING CORP.

                          Notes to Financial Statements

                                 August 31, 2003

Note 3 - Stockholders' Equity:
------------------------------

Common Stock:
-------------

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

Note 4 - Income Taxes:

The tax expense (benefit) for the years ended August 31, 2003 consists of the following components:

                  Current:
                      Federal                                  $      -
                       State                                          -
                                                              ---------
                                                               $      -
                                                               ========

                  Deferred:
                      Federal                                  $      -
                       State                                          -
                                                               --------
                                                               $      -
                                                               ========

Deferred income taxes for 2003 as reported on the balance sheet consists of:

                  Deferred tax assets                         $ 218,294
                  Deferred tax liabilities                            -
                  Valuation allowance                          (218,294)
                                                                -------
                                                         $            -
                                                           ============

The Company has provided a full 100% valuation allowance on the deferred tax assets at August 31, 2003 to reduce such deferred income tax assets to zero as it is the management's belief that realization of such amounts do not meet the criteria required by generally accepted accounting principles. Management will review the valuation allowance required periodically and make adjustment as warranted.

                                  JONING CORP.

                          Notes to Financial Statements

                                 August 31, 2003



Note 5 - Related Party Transactions:
------------------------------------

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

During October and November 2000, the Company's majority shareholder Dr. Robert Wilkins and family members and friends of Dr. Wilkins's acquired a majority of the shares of stock of the Company.

Note 6 - Going Concern:
-----------------------

The Company's financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. As shown in the financial statements, the Company has incurred an accumulated deficit of $74,220. The Company's continued existence is dependent on its ability to generate sufficient cash flow or raise additional capital to meet its obligations on a timely basis. The Company has been exploring sources to obtain additional equity or debt financing. Without re4alization of additional capital, it would be unlikely for the Company to continue as a going concern. Accordingly, the Company's continuation as a going concern is in substantial doubt and the financial statements do not include any adjustments that might be necessary should the Company be unable to continue in existence.