Form 10QSB
period 2003-11-30
JONING CORP
filed 2004-10-14
CIK 1167905

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-QSB



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For Quarter ended November 30, 2003

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

As of November 30, 2003, the issuer had 10,144,800 shares of common stock, par value $.001 per share issued and outstanding.

                         PART I - Financial Information

Item 1. Financial Statements

The unaudited financial statements of registrant for the three months ended November 30, 2003 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                  JONING CORP.
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                      November 30,  August 31,
                                                          2003        2003
                                                        --------    --------
Current assets:

  Cash                                                  $   --      $   --
                                                        --------    --------
Property and equipment, net                                 --          --
                                                        --------    --------
Other assets                                                --          --
                                                        --------    --------
                                                        $   --      $   --
                                                        ========    ========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------


Current liabilities:
   Due to officer/stockholder                           $ 15,543    $ 13,412
                                                                    --------
   Accrued expenses                                       14,953      14,360
                                                        --------    --------
                                                          30,496      27,772
                                                        --------    --------

Stockholders' deficit:
  Common stock; $.001 par value; authorized -
      25,000,000 shares; issued and outstanding -
      10,144,800 shares                                   10,145      10,145
   Additional paid-in capital                             36,303      36,303
   Accumulated deficit                                   (76,944)    (74,220)
                                                        --------    --------
        Total stockholders' deficit                      (30,496)    (27,772)
                                                        --------    --------

                                                        $   --      $   --
                                                        ========    ========

                                  JONING CORP.
                            Statements of Operations



                                                      Three           Three
                                                  Months Ended     Months Ended
                                                  November 30,     November 30,
                                                      2003             2002
                                                  ------------     ------------

Revenue                                           $       --       $       --
                                                  ------------     ------------
Costs and expenses                                      (2,724)            (145)
                                                  ------------     ------------
Net loss                                          $     (2,724)    $       (145)
                                                  ============     ============
Loss per common share                             $       (.00)    $       (.00)
                                                  ============     ============
Weighted average common shares outstanding          10,144,800       10,144,800
                                                  ============     ============



                                     JONING CORP.
                     Statements of Changes in Stockholders' Equity
                  For the Period August 31, 2002 to November 30, 2003



                                      Common Stock          Additional
                               --------------------------     Paid-in     Accumulated
                                 Shares         Amount        Capital        Deficit
                               -----------    -----------   -----------   -----------
Balances, August 31, 2002       10,144,800    $    10,145   $    36,303   $   (52,677)
   Net loss                                                                   (21,543)
                               -----------    -----------   -----------   -----------

Balances, August 31, 2003       10,144,800         10,145        36,303       (74,220)
   Net loss for the period                                                     (2,724)
                               -----------    -----------   -----------   -----------

 Balances, November 30, 2003    10,144,800    $    10,145   $    36,303   $   (76,944)
                               ===========    ===========   ===========   ===========

                                          F-3

                                  JONING CORP.
                            Statements of Cash Flows



                                                     Three           Three
                                                  Months Ended    Months Ended
                                                  November 30,    November 30,
                                                      2003            2002
                                                    -------         -------

Cash flows from operating activities:
   Net loss                                         $(2,724)        $  (145)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
     Payment of expenses by stockholder               2,131             --
     Changes in assets and liabilities                 --               --
       Increase in accrued expenses                     593             145
                                                    -------          -------
       Net cash used in operating activities           --               --
                                                    -------          -------
Cash flows from investing activities                   --               --
                                                    -------          -------
Cash flows from financing activities                   --               --
                                                    -------          -------
Net decrease in cash                                   --               --
                                                    -------          -------
Cash - beginning                                       --               --
                                                    -------          -------
Cash - ending                                       $  --            $  --
                                                    =======          =======

                                  JONING CORP.
                                   FORM 10QSB
                         QUARTER ENDED NOVEMBER 31, 2003
                          Notes to Financial Statements
                                   (Unaudited)


Note 1 - Condensed Financial Statements

Basis of Presentation
---------------------

The accompanying interim unaudited financial statements include the accounts of Joning Corp., which is hereafter referred to as (the "Company").

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim period presented. The results of operations for the interim period are not necessarily indicative of the results to be expected for the year ending August 31, 2004. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's report on Form 10-SB for the year ended August 31, 2003.

Note 2 - Going Concern:

The Company's financial statements are prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. For the year ended August 31, 2003, the Company incurred a net loss of $21,543. The Company's continued existence is dependent on its ability to generate sufficient cash flow or raise additional capital to meet its obligations on a timely basis. The Company has been exploring sources to obtain additional equity or debt financing. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments in the event the Company is unable to continue as a going concern.

Note 3 - Related Party Transactions:

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

Forward-Looking Statements

     This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates, will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analysis made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof)that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements, and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                                     PART II

Item 6. Exhibits and reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.       Description
-----------       --------------------------------------------------------------
3(i)              Articles of Incorporation of Joning Corp. (1)

3(ii)             By-Laws of Joning Corp. (1)

31.1              Certification under Section 902 of the Sarbanes-Oxley
                  Act of 2002

31.2              Certification under Section 902 of the Sarbanes-Oxley
                  Act of 2002

32.1              Certification under Section 302 of the Sarbanes-Oxley
                  Act of 2002

32.2              Certification under Section 302 of the Sarbanes-Oxley
                  Act of 2002

(1) Incorporated by reference from the Form 10-SB filed by the Company on March 8, 2002.


     (b) No reports on Form 8-K were filed by the Company for the quarter ended November 30, 2003

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 11, 2004

                                            JONING CORP.


                                            By:  /s/  John O.Jones, Jr.
                                               --------------------------------
                                                      John O. Jones, President