Form 10QSB
period 2004-02-29
JONING CORP
filed 2004-10-14
CIK 1167905

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-QSB



             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For Quarter ended February 29, 2004

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                    to
                                   ------------------    --------------------

                           Commission File No 0-49669

                                  JONING CORP.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                             88-0376372
 -------------------------------                         ----------------------
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

As of February 29, 2004 the issuer had 10,144,800 shares of common stock, par value $.001 per share issued and outstanding.

                         PART I - Financial Information

Item 1. Financial Statements

The unaudited financial statements of registrant for the three months ended February 29, 2004 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

                                  JONING CORP.
                                 Balance Sheets


                                     ASSETS
                                     ------


                                                   February 29, August 31,
                                                       2004        2003
                                                     --------    --------

Current assets:

  Cash                                               $   --      $   --
                                                     --------    --------
Property and equipment, net                              --          --
                                                     --------    --------
Other assets                                             --          --
                                                     --------    --------
                                                     $   --      $   --
                                                     ========    ========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------


Current liabilities:
   Due to officer/stockholder                        $ 16,184    $ 13,412
                                                                 --------
   Accrued expenses                                    19,705      14,360
                                                     --------    --------
                                                       35,889      27,772
                                                     --------    --------

Stockholders' deficit:
  Common stock; $.001 par value; authorized -
      25,000,000 shares; issued and outstanding -
      10,144,800 shares                                10,145      10,145
   Additional paid-in capital                          36,303      36,303
   Accumulated deficit                                (82,337)    (74,220)
                                                     --------    --------
        Total stockholders' deficit                   (35,889)    (27,772)
                                                     --------    --------

                                                     $   --      $   --
                                                     ========    ========

                                  JONING CORP.
                            Statements of Operations



                                                      Six              Six
                                                  Months Ended     Months Ended
                                                  February 29,     February 28,
                                                      2004             2003
                                                  ------------     ------------

Revenue                                           $       --       $       --
                                                  ------------     ------------
Costs and expenses                                      (8,117)         (12,554)
                                                  ------------     ------------
Net loss                                          $     (8,117)    $    (12,554)
                                                  ============     ============
Loss per common share                             $       (.00)    $       (.00)
                                                  ============     ============
Weighted average common shares outstanding          10,144,800       10,144,800
                                                  ============     ============



                                  JONING CORP.
                  Statements of Changes in Stockholders' Equity
               For the Period August 31, 2002 to February 29, 2004



                                     Common Stock        Additional
                               -----------------------    Paid-in     Accumulated
                                 Shares       Amount      Capital       Deficit
                               ----------   ----------   ----------   ----------
Balances, August 31, 2002      10,144,800   $   10,145   $   36,303   $  (52,677)
   Net loss                                                              (21,543)
                               ----------   ----------   ----------   ----------

Balances, August 31, 2003      10,144,800       10,145       36,303      (74,220)
   Net loss for the period                                                (8,117)
                               ----------   ----------   ----------   ----------

 Balances, February 29, 2004   10,144,800   $   10,145   $   36,303   $  (82,337)
                               ==========   ==========   ==========   ==========

                                      F-3

                                  JONING CORP.
                            Statements of Cash Flows



                                                        Six           Six
                                                    Months Ended  Months Ended
                                                    February 29,  February 28,
                                                        2004          2003
                                                      --------      --------

Cash flows from operating activities:
   Net loss                                           $ (8,117)     $(12,554)

   Adjustments to reconcile net loss to net
       cash used in operating activities:
     Payment of expenses by stockholder                  2,772         4,588
        Changes in assets and liabilities                 --            --
         Increase in accrued expenses                    5,345         7,966
                                                      --------      --------
         Net cash used in operating activities            --            --
                                                      --------      --------
Cash flows from investing activities                      --            --
                                                      --------      --------
Cash flows from financing activities                      --            --
                                                      --------      --------
Net decrease in cash                                      --            --
                                                      --------      --------
Cash - beginning                                          --            --
                                                      --------      --------
Cash - ending                                         $   --        $   --
                                                      ========      ========

                                  JONING CORP.
                                   FORM 10QSB
                         QUARTER ENDED FEBRUARY 29, 2004
                          Notes to Financial Statements
                                   (Unaudited)


Note 1 - Condensed Financial Statements

Basis of Presentation
---------------------

The accompanying interim unaudited financial statements include the accounts of Joning Corp., which is hereafter referred to as (the "Company").

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, such interim statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim period presented. The results of operations for the interim period are not necessarily indicative of the results to be expected for the year ending August 31, 2004. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's report on Form 10-KSB for the year ended August 31, 2003.


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


     (b) No reports on Form 8-K were filed by the Company for the quarter ended February 29, 2004.

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