Form 10QSB
period 2004-05-31
JONING CORP
filed 2004-10-25
CIK 1167905

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   Form 10-QSB



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For Quarter ended May 31, 2004

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

          % Dr. Robert J. Wilkins, 18 Beatrice Lane, Glen Cove, N.Y. 11542
                     --------------------------------------
                    (Address of principal executive offices)

                                 (516) 676-4008
                                 --------------
                            Issuer's Telephone Number

                  2311 Bear Hills Court, Draper, Utah 84020
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

As of May 31, 2004, the issuer had 10,144,800 shares of common stock, par value $.001 per share issued and outstanding.

                         PART I - Financial Information

Item 1. Financial Statements

The unaudited financial statements of registrant for the three months ended May 31, 2004 follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.


                                  JONING CORP.
                                 Balance Sheets


                                     ASSETS
                                     ------

                                                          May 31,     August 31,
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
                                                          ========     ========


                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

Current liabilities:
   Due to officer/stockholder                             $ 21,184     $ 13,412
   Accrued expenses                                         17,401       14,360
                                                          --------     --------
                                                            38,585       27,772
                                                          --------     --------

Stockholders' deficit:
  Common stock; $.001 par value; authorized -
      25,000,000 shares; issued and outstanding -
      10,144,800 shares                                     10,145       10,145
   Additional paid-in capital                               36,303       36,303
   Accumulated deficit                                     (85,033)     (74,220)
                                                          --------     --------
        Total stockholders' deficit                        (38,585)     (27,772)
                                                          --------     --------
                                                          $   --       $   --
                                                          ========     ========

                                  JONING CORP.
                            Statements of Operations



                                                      Nine             Nine
                                                  Months Ended     Months Ended
                                                     May 31,          May 31,
                                                      2004             2003
                                                  ------------     ------------

Revenue                                           $       --       $       --
                                                  ------------     ------------
Costs and expenses                                     (10,813)         (15,289)
                                                  ------------     ------------
Net loss                                          $    (10,813)    $    (15,289)
                                                  ============     ============
Loss per common share                             $       (.00)    $       (.00)
                                                  ============     ============
Weighted average common shares outstanding          10,144,800       10,144,800
                                                  ============     ============



                                    JONING CORP.
                    Statements of Changes in Stockholders' Equity
                   For the Period August 31, 2002 to May 31, 2004



                                   Common Stock           Additional
                             --------------------------     Paid-in     Accumulated
                               Shares         Amount        Capital       Deficit
                             -----------    -----------   -----------   -----------
Balances, August 31, 2002     10,144,800    $    10,145   $    36,303   $   (52,677)
   Net loss                                                                 (21,543)
                             -----------    -----------   -----------   -----------

Balances, August 31, 2003     10,144,800         10,145        36,303       (74,220)
   Net loss for the period                                                  (10,813)
                             -----------    -----------   -----------   -----------
 Balances, May 31, 2004       10,144,800    $    10,145   $    36,303   $   (85,033)
                             ===========    ===========   ===========   ===========

                                         F-3

                                  JONING CORP.
                            Statements of Cash Flows



                                                        Nine            Nine
                                                    Months Ended    Months Ended
                                                       May 31,         May 31,
                                                        2004            2003
                                                      --------        --------

Cash flows from operating activities:
   Net loss                                           $(10,813)       $(15,289)
   Adjustments to reconcile net loss to net
       cash used in operating activities:
     Payment of expenses by stockholder                  7,772           7,631
        Changes in assets and liabilities                 --              --
                                                      --------        --------
       Increase in accrued expenses                      3,041           7,658
                                                      --------        --------
       Net cash used in operating activities              --             --
                                                      --------        --------
Cash flows from investing activities                      --              --
                                                      --------        --------
Cash flows from financing activities                      --              --
                                                      --------        --------
Net decrease in cash                                      --              --
                                                      --------        --------
Cash - beginning                                          --              --
                                                      --------        --------

Cash - ending                                         $   --          $   --
                                                      ========        ========

                                  JONING CORP.
                                   FORM 10QSB
                           QUARTER ENDED MAY 31, 2004
                          Notes to Financial Statements
                                   (Unaudited)


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

Note 2 - Going Concern

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

                                     PART II

Item 6. Exhibits and reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.         Description
-----------         ------------------------------------------------------------

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


     (b) No reports on Form 8-K were filed by the Company for the quarter ended May 31, 2004

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  October 21, 2004

                                            JONING CORP.


                                            By:  /s/  John O. Jones, Jr.
                                               --------------------------------
                                                      John O. Jones, Jr.
                                                      President