Form 10-Q
period 2010-09-30
Amincor, Inc.
filed 2010-11-30
CIK 1167905

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended: September 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from: _____________ to _____________

                         Commission File No.: 000-28865


                                  AMINCOR, INC.
              (Exact name of registrant as specific in its charter)

             Nevada                                              88-0376372
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

                     1350 Avenue of the Americas, 24th Floor
                               New York, NY 10019
                    (Address of Principal Executive Offices)

                                 (347) 821-3452
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer  [ ]                         Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 30, 2010, there were 7,478,409 shares of the Registrant's Class A common stock and 21,176,262 shares of the Registrant's Class B common stock outstanding.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----


PART I - FINANCIAL INFORMATION.............................................  3

     ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)..............................  3

          CONSOLIDATED CONDENSED BALANCE SHEET.............................  3

          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS..................  4

          CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT........  5

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS..................  6

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS.............  7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS..................................... 14

     ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.... 21

     ITEM 4. CONTROLS AND PROCEDURES....................................... 21

PART II - OTHER INFORMATION................................................ 22

     ITEM 1. LEGAL PROCEEDINGS............................................. 22

     ITEM 1A. RISK FACTORS................................................. 22

     ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS... 22

     ITEM 3. DEFAULTS UPON SENIOR SECURITIES............................... 22

     ITEM 5. OTHER INFORMATION............................................. 22

     ITEM 6. EXHIBITS...................................................... 22

SIGNATURES................................................................. 23

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                          AMINCOR, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                           September 30,
                                                                               2010
                                                                           -----------
                                                                           (unaudited)
                                     ASSETS

Current assets:
  Cash                                                                     $    22,895
  Due from factor - related party                                            5,934,927
  Inventory                                                                  1,300,133
  Prepaid expenses and other current assets                                    154,402
                                                                           -----------
      Total current assets                                                   7,412,357
                                                                           -----------

Property and equipment - net                                                   362,366

Security deposits                                                              306,667
                                                                           -----------

      Total assets                                                         $ 8,081,390
                                                                           ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                                         $ 2,954,455
  Loan payable - related party                                               4,129,365
  Accrued rent - related party                                               1,320,000
  Accrued expenses and other current liabilities                               848,067
                                                                           -----------
      Total current liabilities                                              9,251,887
                                                                           -----------
Stockholders' deficit:
  Convertible preferred stock: $0.001 par value; 3,000,000 shares
   authorized, 1,752,823 shares issued and outstanding                           1,753
  Common stock - Class A; $0.001 par value; 22,000,000 shares
   authorized, 7,484,813 shares issued and outstanding                           7,485
  Common stock - Class B; $0.001 par value; 40,000,000 shares
   authorized, 21,176,262 shares issued and outstanding                         21,176
  Additional paid-in capital                                                   371,266
  Accumulated deficit                                                       (1,572,177)
                                                                           -----------
      Total stockholders' deficit                                           (1,170,497)
                                                                           -----------

      Total liabilities and stockholders' deficit                          $ 8,081,390
                                                                           ===========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements

                          AMINCOR, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         For the Three Months Ended             For the Nine Months Ended
                                               September 30,                          September 30,
                                      -------------------------------       -------------------------------
                                          2010               2009               2010               2009
                                      ------------       ------------       ------------       ------------
REVENUES                              $  2,813,166       $  2,069,584       $  8,514,015       $  7,725,829

COST OF SALES                            2,953,500          2,706,316          7,843,618          8,149,160
                                      ------------       ------------       ------------       ------------

     Gross profit (loss)                  (140,334)          (636,732)           670,397           (423,331)
                                      ------------       ------------       ------------       ------------
SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                   972,059            314,157          1,775,890          1,104,251
                                      ------------       ------------       ------------       ------------

LOSS FROM OPERATIONS                    (1,112,393)          (950,889)        (1,105,493)        (1,527,582)

INTEREST EXPENSE - RELATED PARTIES          91,246          1,709,733            397,411          4,169,071
                                      ------------       ------------       ------------       ------------

NET LOSS                              $ (1,203,639)      $ (2,660,622)      $ (1,502,904)      $ (5,696,653)
                                      ============       ============       ============       ============
NET LOSS PER SHARE:
  Basic and diluted                   $      (0.04)      $      (0.19)      $      (0.05)      $      (0.40)
                                      ============       ============       ============       ============
WEIGHTED-AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING:
  Basic and diluted                     30,971,388         14,126,820         29,189,177         14,126,820
                                      ============       ============       ============       ============


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements

                          AMINCOR, INC. AND SUBSIDIARY
            CONSOLIDATED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

                                 Convertible           Common Stock -       Common Stock -
                               Preferred Stock            Class A              Class B        Additional
                               ----------------     ------------------    ------------------   Paid-in    Accumulated
                               Shares    Amount     Shares      Amount    Shares      Amount   Capital      Deficit        Total
                               ------    ------     ------      ------    ------      ------   -------      -------        -----
Balances at January 1,
 2010 (Audited)                     --   $   --   14,126,820   $14,127          --   $    --   $ 55,146   $   (69,273)  $        --

Issuance of preferred and
 common stock to investors
 with underlying interests
 in Hammond Investments,
 Ltd. and Capstone Special
 Purpose Fund L.P.           1,752,823    1,753           --        --  21,176,262    21,176    (22,929)           --            --

Retirement of common stock
 to achieve parity between
 among investors with
 underlying interests in
 Hammond Investments, Ltd.
 and Capstone Special
 Purpose Fund, L.P.                 --       --   (7,056,856)   (7,057)         --        --      7,057            --            --

Common stock reissued from
 above retirements                  --       --      413,249       413          --        --       (413)           --            --

Issuance of common stock in
 share exchange with Tulare
 Holdings, Inc.                     --       --        1,600         2          --        --    332,405            --       332,407

Net loss for the nine months
 ended September 30, 2010           --       --           --        --          --        --         --    (1,502,904)   (1,502,904)
                             ---------   ------   ----------   -------  ----------   -------   --------   -----------   -----------

Balances at September 30,
 2010 (Unaudited)            1,752,823   $1,753    7,484,813   $ 7,485  21,176,262   $21,176   $371,266   $(1,572,177)  $(1,170,497)
                             =========   ======   ==========   =======  ==========   =======   ========   ===========   ===========


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements

                          AMINCOR, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   For the Nine Months Ended
                                                                         September 30,
                                                             -----------------------------------
                                                                 2010                   2009
                                                             ------------           ------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                   $ (1,502,904)          $ (5,696,653)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation and amortization                                 82,550                 70,551
  Change in operating assets and liabilities:
     Inventory                                                    140,252               (153,894)
     Prepaid expenses and other current assets                    (76,750)              (583,500)
     Security deposits                                            (90,000)               (90,000)
     Accrued interest - related party                                  --              5,684,391
     Accrued rent - related party                                 360,000                360,000
     Accounts payable and accrued expenses                      2,107,081                992,488
                                                             ------------           ------------

          Net cash provided by operating activities             1,020,229                583,383
                                                             ------------           ------------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                             (51,812)               (73,798)
                                                             ------------           ------------

          Net cash used in investing activities                   (51,812)               (73,798)
                                                             ------------           ------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Due from factor - related party - net                        (3,486,612)            (5,929,046)
  Net repayment/borrowing from loan - related party             2,529,365              5,400,271
                                                             ------------           ------------

          Net cash used in financing activities                  (957,247)              (528,775)
                                                             ------------           ------------

Net increase (decrease) in cash                                    11,170                (19,190)

CASH - beginning of period                                         11,725                 22,968
                                                             ------------           ------------

CASH - end of period                                         $     22,895           $      3,778
                                                             ============           ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                                   $    397,411           $  2,110,889
                                                             ============           ============
  Taxes                                                      $         --           $         --
                                                             ============           ============
NON-CASH INVESTING AND FINANCING ACTIVITY:
  Issuance of common stock in share exchange
   for the net assets of Tulare Holdings, Inc.               $    332,407           $         --
                                                             ============           ============


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements

                          AMINCOR, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. NATURE OF BUSINESS AND HISTORY

Amincor, Inc. ("Amincor") was incorporated under the laws of the State of Nevada on October 8, 1997 under the name of GSE Group, Inc. On October 20, 1997, the Company changed its name to Global Stock Exchange Corp., on April 18, 2000 to Joning Corp. and on February 2, 2010 to Amincor, Inc.

Amincor had no business activities from July 2000 to January 2010. On January 28, 2010 Amincor entered into letters of intent to acquire the outstanding stock of seven operating companies ("Prospective Subsidiaries").

Amincor, under one of the letters of intent, acquired all of the issued and outstanding shares of Tulare Holdings, Inc. ("Tulare Holdings") on August 3, 2010 in exchange for 1,600 shares of the Company's restricted Class A shares. Tulare Holdings' business is conducted through its wholly-owned subsidiary, Tulare Frozen Foods, LLC. Tulare Holdings and Tulare Frozen Foods, LLC are collectively referred to as "Tulare." Tulare is in the business of preparing frozen vegetables (primarily spinach) from produce purchased from growers which are sold to the food service industry under a private label.

Amincor and Tulare are collectively referred to as the "Company."

In addition to Tulare, the other six separate letters of intent relate to proposed acquisitions of the following companies:

Tyree Holdings Corp. ("Tyree")
Epic Sports International, Inc. ("Epic')
Baker's Pride, Inc. ("BPI")
Masonry Supply Holding Corp. ("Masonry")
Whaling Distributors, Inc. ("Whaling")
Allentown Metal Works, Inc. ("AMW")

Each letter of intent requires that the following conditions be met before completing a share exchange under a definitive agreement:

     a) A complete and satisfactory due diligence review by the Company of the books and records of the prospective subsidiary,

     b) The occurrence of no material changes in the Company's business or capitalization between the date of signing the Definitive Agreement and the date of closing,

     c) The completion of audited financial statements of the prospective subsidiary according to the rules of the United States Securities and Exchange Commission,

     d) Approval of the share exchange by the Company's Board of Directors, and

     e)   Confirmation   that  the   representations   and   warranties  of  the
          prospective subsidiary are true and accurate in all material aspects.

After the completion of the due diligence reviews, the letters of intent to acquire Whaling and AMW were terminated by the Company.

The acquisition of the Tulare frozen vegetable business was precipitated by defaults under a factoring agreement and a credit facility, both of which had provisions giving the factor and lender, respectively Capstone Business Credit, LLC and Capstone Capital Group I, LLC, the right to foreclose on the collateral securing the factoring agreement and credit facility. Capstone Business Credit, LLC and Capstone Capital Group I, LLC are related to each other by common controlling ownership which also has controlling ownership interests in other investment businesses.

Tulare Frozen Foods, LLC was formed in October 2007 and commenced its business operations of frozen produce processing and marketing in January 2008. Subsequently, Tulare Holdings, inc. was incorporated in December 2008 with Hammond Investments, Ltd. ("Hammond"), owning 75% of its outstanding shares, and Capstone Special Purpose Fund L.P. ("CSPF"), owning 25% of its outstanding shares. The ownership of Tulare Frozen Foods, LLC was thereafter transferred to Tulare Holdings.

The controlling management of Hammond and CSPF are officers, directors, and shareholders of Amincor and are also officers and directors of Tulare Holdings. In those capacities, they have exerted significant influence on the decision making of both Amincor and Tulare Holdings. Therefore, Amincor's acquisition of Tulare Holdings' stock has been accounted for as an exchange of shares between entities under common control, using the pooling-of-interests method, in accordance with generally accepted accounting principles ("GAAP").

A condensed combined unaudited summary of operations for the years ended September 30, 2010 and 2009, and a condensed combined unaudited balance sheet as of September 30, 2010 are presented below.

The following is the summary statements of combined operations for the nine months ended September 30, 2010 and 2009:

                                                         For the Nine Months Ended September 30, 2010
                                                   ----------------------------------------------------------
                                                     Amincor                 Tulare                Combined
                                                   ------------           ------------           ------------
NET REVENUES                                       $         --           $  8,514,015           $  8,514,015
COST OF SALES                                                --              7,843,618              7,843,618
                                                   ------------           ------------           ------------
      Gross profit                                           --                670,397                670,397
                                                   ------------           ------------           ------------
SELLING AND GENERAL ADMINISTRATIVE
 EXPENSES                                               301,000              1,474,890              1,775,890
                                                   ------------           ------------           ------------
LOSS FROM OPERATIONS                                   (301,000)              (804,493)            (1,105,493)
INTEREST EXPENSE (INCOME) -
 RELATED PARTIES                                        (16,547)               413,958                397,411
                                                   ------------           ------------           ------------
      Net loss                                     $   (284,453)          $ (1,218,451)          $ (1,502,904)
                                                   ============           ============           ============

Net loss per share:
  Basic and diluted                                $      (0.01)          $      (0.04)          $      (0.05)
                                                   ============           ============           ============

Weighted-average number of shares outstanding:
  Basic and diluted                                  29,189,177             29,189,177             29,189,177
                                                   ============           ============           ============

                                                         For the Nine Months Ended September 30, 2009
                                                   ----------------------------------------------------------
                                                     Amincor                 Tulare                Combined
                                                   ------------           ------------           ------------

NET REVENUES                                       $         --           $  7,725,829           $  7,725,829
COST OF SALES                                                --              8,149,160              8,149,160
                                                   ------------           ------------           ------------
      Gross loss                                             --               (423,331)              (423,331)
                                                   ------------           ------------           ------------

SELLING AND GENERAL ADMINISTRATIVE
 EXPENSES                                                    --              1,104,251              1,104,251
                                                   ------------           ------------           ------------
LOSS FROM OPERATIONS                                         --             (1,527,582)            (1,527,582)
INTEREST EXPENSE - RELATED PARTIES                           --              4,169,071              4,169,071
                                                   ------------           ------------           ------------

      Net loss                                     $         --           $ (5,696,653)          $ (5,696,653)
                                                   ============           ============           ============
Net loss per share:
  Basic and diluted                                $         --           $      (0.40)          $      (0.40)
                                                   ============           ============           ============
Weighted-average number of shares outstanding:
  Basic and diluted                                  14,126,820             14,126,820             14,126,820
                                                   ============           ============           ============

The following is the summary statements of combined balance sheets as of September 30, 2009:

                                 Amincor                Tulare                Combined
                               ------------          ------------           ------------
Current assets                 $         --          $ 10,893,123           $ 10,893,123
                               ------------          ------------           ------------
Total assets                             --            11,668,927             11,668,927
                               ------------          ------------           ------------
Current liabilities                      --            25,020,719             25,020,719
                               ------------          ------------           ------------
Total liabilities                        --            25,020,719             25,020,719
                               ------------          ------------           ------------
Stockholders' deficit                    --           (13,351,792)           (13,351,792)
                               ------------          ------------           ------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Tulare Holdings. All significant intercompany transactions have been eliminated in the consolidation.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the periods presented have been reflected as required Regulation S-X. The results of operations for the interim period presented is not necessarily indicative of the results of operations to be expected for the year. These condensed consolidated financial statements should be read in conjunction with the Form 10-12G filing (as amended) dated October 4, 2010 which includes the audited financial statements for the years ended December 31, 2009 and 2008.

USE OF ESTIMATES

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed unaudited consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, depreciation and amortization, and inventory obsolescence. Actual results could differ from these estimates.

INVENTORY

Inventory consists of frozen produce and related packaging materials and is valued at the lower of cost (determined by the first-in, first out method) or market.

REVENUE RECOGNITION

Revenue is recognized upon shipment of the product. Allowances, credits and other adjustments are recorded in the period the related sales occur.

INCOME TAXES

The Company accounts for income taxes in accordance with using the liability method, which provides for an asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities, and measured using the current tax rates and laws that are expected to be in effect when the underlying assets or liabilities are anticipated to be recovered or settled. The Company records a valuation allowance based on whether its deferred tax assets will, more likely than not, result in any future tax benefits.

GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that will likely be sustained under examination.

3. PER SHARE INFORMATION

Basic earnings per share of common stock ("Basic EPS") is computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share of common stock ("Diluted EPS") is computed by dividing net income by the weighted-average number of shares of common stock, and dilutive common stock equivalents. GAAP requires the presentation of Basic EPS and Diluted EPS on the face of the Company's Statements of Income. There were no common stock equivalents for the three and nine months ended September 30, 2010 and 2009.

The following table sets forth the computation of basic and diluted per share information:

                                   For the Three Months Ended          For the Nine Months Ended
                                          September 30,                       September 30,
                                 ------------------------------      -----------------------------
                                     2010              2009              2010             2009
                                 ------------      ------------      ------------     ------------
NUMERATOR:
  Net loss:                      $ (1,203,639)     $ (2,660,622)     $ (1,502,904)    $ (5,696,653)

DENOMINATOR:
  Weighted-average shares of
   common stock outstanding        30,971,388        14,126,820        29,189,177       14,126,820
                                 ============      ============      ============     ============

NET LOSS PER SHARE:
   Basic and diluted             $      (0.04)     $      (0.19)     $      (0.05)    $      (0.40)
                                 ============      ============      ============     ============

4. RELATED PARTIES AND EQUITY TRANSACTIONS

As previously noted Tulare was acquired in accordance with the provisions of a share exchange agreement under which Amincor received all of Tulare's issued and outstanding common stock in exchange for 1,600 shares of the Company's restricted Class A common stock.

Prior to the acquisition of Tulare, the Company issued 21,176,262 restricted shares of Class B non-voting common stock and 1,752,823 shares of preferred stock to the investors in Hammond and CSPF as payment-in-kind for their interests in such entities. In addition, 7,056,856 shares of Class A common stock owned by the principals of Amincor were retired. As a result of these share issuances and retirements, the individual investors underlying proportionate interest in Amincor became equivalent to their underlying proportionate interest in the assets (primarily loans receivable) of Hammond and CSPF. The calculation of the number of shares retired was subsequently refined and 413,249 additional shares were issued.

Interest and related fees incurred to related parties amounted to approximately $108,000 and $397,000 for the three and nine months ended September 30, 2010, respectively.

5. LIQUIDITY

The Company incurred losses and negative cash flows from operations for the nine months ended September 30, 2010. Tulare has suffered from a lack of liquidity because the age of its plant and equipment which are costly to maintain. These additional costs have been reflected in cost of sales in the accompanying consolidated statements of operations. In 2011, Tulare managements' intention is to raise sufficient capital to upgrade the plant and equipment, allowing Tulare to be more competitive within the industry. In addition, Tulare is currently implementing a plan to increase working capital. This will allow Tulare to diversify its product base through the importation and distribution of frozen vegetables, thereby improving its liquidity. Tulare will continue to utilize its existing purchase order financing agreement while it negotiates with new asset based lenders that specialize in financing agricultural businesses.

As described in Note 6 Subsequent Events, the Company entered into four separate
stock  purchase  agreements  which  will  significantly   affect  the  Company's
operations on an ongoing basis.

Management is currently seeking to raise additional equity to support the growth of the Company. Although management is confident that it will succeed in raising additional working capital and equity for the Company, there are no assurances that they will be successful in their endeavors. However, management believes they have sufficient access to working capital to sustain operations through September 30, 2011.

6. SUBSEQUENT EVENTS

On October 18, 2010, the Company exercised its rights under the remaining letters of intent and entered into stock purchase agreements to purchase all of the issued and outstanding shares of Baker's Pride Inc. and Masonry Supply
Holding Corp. and 80% of the issued and outstanding shares of Epic Sports International, Inc. and 86.3% the issued and outstanding stock of Tyree Holdings Corp.

On October 26, 2010, Epic entered into a Strategic Alliance Agreement ("Epic Agreement") with Samsung C&T America, Inc. ("Samsung"). Pursuant to the Epic Agreement, Samsung has appointed Epic as its exclusive representative for the sale of certain Epic products which will funded and purchased by Samsung and sold by Epic to various customers worldwide. Epic agrees to provide sourcing and design of products, quality control and factory monitoring, as well as promoting the sale of, and soliciting purchase orders from potential customers. As compensation for services to be rendered by Epic, Samsung shall pay to Epic a commission on a monthly basis equal to (i) 21% of the net invoice amount billed to customers if the gross profit ratio is equal to or greater than 33%, or (ii) if the gross profit ratio is less than 33%, 21% minus the percentage amount of the gross profit ratio is less than 33%.

Samsung has the right to purchase certain Epic inventory up to $500,000 on terms mutually agreed upon by parties. In addition, Epic and Samsung have entered into a Limited Trademark Sub-License Agreements granting Samsung the exclusive right to use the Epic trademarks in connection with its duties under the Epic Agreement. The term of the Epic agreement is through December 31, 2014, unless earlier terminated as defined in the Epic Agreement, and it can be automatically renewed for consecutive four year terms unless either party gives written notice.

Concurrently with the signing of the Epic Agreement, Samsung was given an option to purchase shares of Epic common stock equal to 10% of the aggregate number of Epic common shares deemed outstanding as of the close business on the exercise date. The option is valid until December 31, 2014 at an exercise price of $80 per share.

There were no other significant subsequent events requiring disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains both historical and "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, written, oral or otherwise made, represent the Company's expectation or belief concerning future events. All statements, other than statements of historical fact, are or may be forward-looking statements. For example, statements concerning projections, predictions, expectations, estimates or forecasts, and statements that describe our objectives, future performance, plans or goals are, or may be, forward-looking statements. These forward-looking statements reflect management's current expectations concerning future results and events and can generally be identified by the use of words such as "may," "will," "should," "could," "would," "likely," "predict," "potential," "continue," "future," "estimate," "believe," "expect," "anticipate," "intend," "plan," "foresee" and other similar words or phrases, as well as statements in the future tense.

Forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the factors described in the Section entitled "Risk Factors" on our Form 10, as amended, and other documents we file from time to time with the Securities and Exchange Commission (`SEC').

BUSINESS

Amincor, Inc. (the "Company" or "Registrant") was incorporated under the laws of the state of Nevada on October 8, 1997 under the name GSE Group, Inc. GSE Group, Inc. was originally formed to provide consulting services for reverse mergers to public shell corporations and private companies seeking to gain access to the public markets. On October 20, 1997, GSE Group, Inc. changed its name to Global Stock Exchange Corp. and on April 28, 2000, Global Stock Exchange Corp. changed its name to Joning Corp. On February 2, 2010, Joning Corp. changed its name to Amincor, Inc. On December 30, 2009, Joning Corp. filed an amendment to its Articles of Incorporation increasing its authorized capital to 65,000,000 shares divided into 22,000,000 shares of Class A voting Common Stock par value $0.001, 40,000,000 shares of Class B non-voting Common Stock par value $0.001 and 3,000,000 shares of Preferred Stock par value $0.001. In July 2000, Joning Corp. ceased its business activities. On March 8, 2002, Joning Corp. filed a Registration Statement on Form 10-SB under the Securities Exchange Act of 1934 (the "Exchange Act") as a shell company with the purpose of finding a suitable company for a reverse merger transaction.

On June 2, 2008, Joning Corp. elected to discontinue its Exchange Act filings. The Company remained dormant until January, 2010. On January 28, 2010, the Company entered into separate letters of intent to acquire the outstanding stock of the following companies: Allentown Metal Works, Inc., Baker's Pride, Inc., Epic Sports International, Inc., Masonry Supply Holding Corp., Tulare Holdings, Inc., Tyree Holdings Corp. and Whaling Distributors, Inc. (the "Target Companies"). After completion of due diligence, the Letters of Intent to acquire Allentown Metal Works, Inc. and Whaling Distributors, Inc. were terminated.

On August 3, 2010, Tulare Holdings, Inc. completed a share exchange transaction with Amincor pursuant to which Amincor acquired all of the issued and outstanding shares of Holdings and Holdings became a wholly owned subsidiary of Amincor.

On October 18, 2010, Amincor entered into Stock Purchase Agreements with each of Baker's Pride, Inc., Masonry Supply Holding Corp., Tyree Holdings Corp. and Epic Sports International, Inc., pursuant to which Amincor (i) acquired all of the issued and outstanding stock of Bakers Pride, Inc. and Masonry Supply Holdings Corp. and (ii) acquired the majority of the issued and outstanding stock of Tyree Holdings Corp. and Epic Sports International, Inc. Each transaction is more fully detailed in the respective Form 8-K for each transaction filed with the United States Securities and Exchange Commission on October 19, 2010.

INFORMATION REGARDING TULARE HOLDINGS, INC.

BACKGROUND

Tulare Holdings, Inc., ("Tulare Holdings") was incorporated on December 29, 2008 and operates through its wholly owned subsidiary Tulare Frozen Foods, LLC, a California limited liability company formed on October 5, 2007 which commenced its operations in frozen produce processing and marketing on January 9, 2008. Tulare Holdings and Tulare Frozen Foods, LLC are collectively referred to as "Tulare".

Tulare occupies a 35 acre site, in Lindsay, California, strategically located in the San Joaquin Valley which provides an abundant supply of locally grown vegetables for processing. The Tulare site includes 350,000 square feet of buildings for warehousing, production, and manufacturing, with excess capacity for future growth and product diversification. Tulare is located within close proximity to the local railroad, with a rail line on the property premises and also owns a water rights permit.

Tulare's current product line includes frozen spinach, southern greens, broccoli, cauliflower, and peppers. These products are available in individual quick freezing ("IQF") bulk, wet pack cartons, and two and three pound poly bags for retail and foodservice markets. The Tulare customer base is approximately 80% food service, 15% retail, and five percent industrial. Frozen spinach currently accounts for 75% of Tulare's volume, southern greens accounts for 20%, and the remaining five percent consists of sales of broccoli and cauliflower.

Tulare has developed a private label for wet pack spinach, which is sold to retail food markets. Tulare supplies three pound wet pack spinach to three major institutional food service distributors, representing 80% of Tulare's annual sales. Additional market growth is targeted in the packaging of other leafy greens and peppers by establishing Tulare as the low cost producer.

To better align itself with the competition within its industry Tulare hopes to expand its current customer base on the east coast by importing frozen fruits and vegetables from abroad. In addition, Tulare intends to acquire additional market share associated with a new wet pack pouch design that would better cater to its foodservice customers and to increase its market share beyond the east coast to include other regions of the United States and Canada as well.

By expanding its presence Tulare seeks to become a frozen food distributor rather than just a frozen food processor. Management believes that the costs and associated risks correlated with processing frozen fruits and vegetables domestically will be mitigated by the shift towards imported produce as well as costs associated with the lack of diversification of the current product mix. Tulare intends to accomplish this by expanding their offerings to include value added products and by building a new state of the art facility to handle domestic production. In addition, Tulare may seek to acquire a significant food processing and/or distribution company in an effort to facilitate this goal should an opportunity to do so be made available.

Tulare requires additional capital to expand and improve its facilities and equipment and additional personnel to achieve economies of scale needed to become more profitable. Equipment improvements, including high-speed packaging lines, expansion into rice, pasta and other products would enable the company to reduce costs, increase market share, and diversify operations. A diversified product line is essential, as environmental conditions in any given year can have a positive or negative impact on a particular crop, and ultimately Tulare's revenues.

COMPETITION

Tulare's competition is divided into two segments: (1) Name Brands and (2) Private Labeled frozen fruit and vegetable products. The Name Brand segment includes larger food processors such as Birds Eye Foods, LLC , which sells vegetables under the "Birds Eye" brand. The Private Labeled segment includes smaller food processors that package fruits and vegetables under a supermarket's in store brand name. Tulare's current competitors are primarily in the Private Labeled segment of the industry. Tulare's major customer base is found in the Private Labeled sector. Tulare considers Private Labeled packers as the current source of competition, with the Name Brand competitors being the future competition of Tulare. The Private Labeled packer segment is much more segmented and is generally comprised of smaller, privately owned companies when compared to the Name Brand segment. There are approximately seven companies that Tulare deems as its direct competitors, including Seneca Foods Corporation, Patterson Frozen Foods, Inc. and National Frozen Foods Corporation. Tulare's primary market is located on the east coast of the United States. Tulare distributes its products to its end user customer through a broker network.

PERSONNEL

Tulare currently has 13 full time employees and believes that its employee relations are good. Tulare's executive officers are Mr. James E. Fikkert, who serves as the President, and Mr. Douglas Hagin, who serves as the Chief Financial Officer.

SEASONALITY

Tulare's revenues are generally higher in the first and fourth quarters because its customers typically stock up on products for the holidays and replenish their inventories after the holidays. Tulare's business is dependent on delivery of crops from field operations to the plant. The growing season and the level of rain and availability of water also affect the amount of product available for processing from field operations adding to the seasonality issues. It is typical for the facility to run at full capacity during the harvest periods and sell from inventory during the balance of the year.

AMOUNT DUE FROM FACTOR AND INVENTORY

In 2008, in order to have access to immediate funding in order to finance their working capital needs, Tulare entered into a Discount Factoring Agreement (the "DFA") with Capstone Business Credit, LLC a Delaware limited liability company (the "Lender"). Pursuant to the DFA, the Lender, from time to time, purchased accounts, receivables and other forms of obligations and rights to payments owing to Tulare from its customers for goods sold or services rendered
(collectively, "Accounts Receivable"). In return for the purchase of these accounts, receivables and other forms of obligations and rights to payments, the Lender advanced Tulare 80% of the amount of the Accounts Receivable and took a security interest of Tulare's assets. The remaining 20% of the Accounts Receivable was held in a "Reserve Account". The Lender assumed the credit risk, collected the Accounts Receivable and provided bookkeeping and reporting services. When the Lender collected a payment from customers, the Lender deducted its fees and interest from the Reserve Account and advanced the remaining amounts to Tulare. Tulare paid the Lender a commission of one percent (1%) for the first sixty (60) days that the Account Receivable was outstanding. After the first sixty (60) days if the Account Receivable had not been paid, the commission due to the Lender was one and one half percent (1.5%) for each additional thirty (30) day period. In addition to the fees above, interest of sixteen percent (16%) per annum (based on a 360 day year) was charged as of the last day of each month based on the face value of the Accounts Receivable outstanding. In no event did conversion or interest rates under the DFA exceed the highest rated permitted under the laws of any applicable jurisdiction.

LIQUIDITY

Over the past two years, Tulare has suffered from a lack of liquidity because its plant and equipment are costly to maintain due to their age. These additional costs have been reflected in the costs of sales. In the last quarter of 2010 and in 2011, it is Tulare's intention to raise enough capital to upgrade the plant and equipment to a state of the art production facility, allowing Tulare to be more competitive within the industry. In addition, Tulare is currently implementing a plan as described below to increase working capital. This will allow Tulare to diversify its product base through the importation and distribution of frozen vegetables, thereby improving its liquidity. Tulare will continue to utilize its existing credit facility while it negotiates with new asset based lenders that specialize in financing agricultural businesses.

Management has made applications for asset based financing to several banks and asset based lenders for working capital financing. Under the terms of a typical asset based financing agreement the lender takes the accounts receivable and inventory of the borrower as collateral for working capital advances. Although Management has made efforts to acquire asset based financing over the course of the 3rd Quarter, there have not been any commitments from any lenders to date that would indicate such a facility has been secured.

In addition to creating liquidity through a working capital facility secured by Tulare's current assets, Amincor's management has entered into negotiations with an investment banking firm to underwrite a private equity investment in the Company which, if successful, will provide Tulare with the capital to purchase packaging equipment and make physical plant improvements that will reduce the cost of operations and increase efficiency thereby improving the liquidity of Tulare.

Tulare intends to purchase new packaging equipment that will allow it to package its frozen product in a form other than "wet pack". Management expects the new packaging increase sales as the new pouch can be frozen, boiled, opened and/or resealed for future use of the product. Management also believes that as a result of an increase in working capital, volume of sales will increase and that consumers and food service companies will actively seek out Tulare's products in the new packaging because of its versatility. Conversely, it is believed that the cost of operations will decrease using the new packaging system as the multiple handling that is current required of the "wet pack" product will no longer be required. The purchase of the new packaging equipment requires financing and Management intends to lease the new equipment purchases to secure such financing the equipment.

Although management is confident that it will succeed in raising additional working capital and equity for Tulare, there are no assurances that they will be successful in their endeavors. However, management believes they have sufficient access to working capital to sustain operations through September 30, 2011.

On October 18, 2010, Amincor entered into Stock Purchase Agreements with each of Baker's Pride, Inc., Masonry Supply Holding Corp., Tyree Holdings Corp. and Epic Sports International, Inc., pursuant to which Amincor (i) acquired all of the issued and outstanding stock of Bakers Pride, Inc. and Masonry Supply Holding Corp. and (ii) acquired the majority of the issued and outstanding stock of Tyree Holdings Corp. and Epic Sports International, Inc. Each transaction is more fully detailed in the respective Form 8-K for each transaction filed with the United States Securities and Exchange Commission on October 19, 2010.
Management intends to consolidate its financial statements to include these acquisitions and will more fully detail and disclose the effects of these transactions on the liquidity and financial position of Amincor in its Form 10-K and accompanying year end audited financial statements, to be filed for its fiscal year ending December 31, 2010.

CAPITAL RESOURCES

Tulare will continue to utilize its existing capital allocation from Amincor while it negotiates with new asset based lenders that specialize in financing agricultural businesses. The current capital allocation consists of a purchase order allocation of $2,800,000 and an allocation of capital supported by accounts receivable. The balance on the Purchase order allocation as of

September 30, 2010 was $4,145,912 of which $16,547 of accrued interest is included. The current interest rate on this loan is 16% simple interest and the loan agreement expires on January 17, 2013. As of September 30, 2010, the line supported by accounts receivable had a reserve balance of $5,934,925 which is used to pay off the purchase order loan.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2010 AND 2009.

The following table presents the statement of operations for the three month period ended September 30, 2010 for Amincor, Inc on a consolidated basis. As Amincor did not have any operating activity for the three months ended September 30, 2009, the statement of operations of our sole operating subsidiary Tulare Holdings, Inc. is presented herewith for purposes of comparison. Amincor's acquisition of Tulare Holdings, Inc.'s stock has been accounted for as an exchange of shares between entities under common control, using the pooling of interests method, in accordance with generally accepted accounting principles ("GAAP"). The discussion following the table below is based on these results for the three month period ended September 30, 2010.

                                                For the Three Months Ended
                                                      September 30,
                                             -------------------------------
                                                 2010               2009
                                             ------------       ------------
                                              (unaudited)        (unaudited)

      REVENUES                               $  2,813,166       $  2,069,584

      COST OF SALES                             2,953,500          2,706,316
                                             ------------       ------------

           Gross profit (loss)                   (140,334)          (636,732)
                                             ------------       ------------
      SELLING, GENERAL AND
       ADMINISTRATIVE EXPENSES                    972,059            314,157
                                             ------------       ------------

      LOSS FROM OPERATIONS                     (1,112,393)          (950,889)

      INTEREST EXPENSE - RELATED PARTIES           91,246          1,709,733
                                             ------------       ------------

      NET LOSS                               $ (1,203,639)      $ (2,660,622)
                                             ============       ============

NET SALES

Net sales for the three month period ended September 30, 2010 totaled $2,813,166 compared to $2,069,584 for the three month period ended September 30, 2009, an increase of $743,582 or approximately 36%. The increase is primarily due to an increased demand for spinach and greens from its existing customers. Tulare is currently in its third year of operations and the operations have further stabilized as far as the production of products which has increase sales since 2009.

COST OF SALES

Cost of sales for the three month period ended September 30, 2010 totaled $2,953,500 or approximately 105% of net revenue compared to $2,706,316, or 131% of net revenue for the three month period ended September 30, 2009, an increase of $247,184 or approximately 9%. The increase in the dollar amount was due to a higher net revenue figure in 2010 than was seen in 2009. Despite the increase in dollar amount, cost of revenue as a percent of total sales decreased by 26% due to increases in manufacturing operating processing associated with the streamlining of the business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three month period ended September 30, 2010 totaled $972,059, or approximately 35% of net revenue compared to $314,157, or approximately 15% of net revenue for the three month period ended September 30, 2009, an increase of $657,902 or approximately 209%. The increase in selling, general and administrative costs during the three month period ended September 30, 2010 was primarily due to increased costs of operating associated with completing the necessary audits to become a public company. In addition, approximately 10% of Tulare's operating expenses are estimated to be variable with respect to sales so a lesser increase in operating expenses was the result of the increase in net revenue

LOSS FROM OPERATIONS

Loss from operations for the three month period ended September 30, 2010 totaled ($1,112,393), or approximately (40%) of net revenue, compared to loss from operations of ($950,889), or approximately (46%) of net revenue for the three month period ended September 30, 2009, an increase in loss from operations of $161,504 or approximately 17%. The increase in loss from operations was primarily due to increases in selling, general and administrative expenses as noted above.

INTEREST EXPENSE

Interest expense for the three month period ended September 30, 2010 totaled $91,246 as compared to interest expense of $1,709,733 for the three month period ended September 30, 2009, a decrease in interest expense of $1,618,487, or approximately 95%. The decrease in interest expense was due to a debt to equity conversion of Tulare's purchase order financing loan that took place on December 31, 2009 which decreased the loan balance due from Tulare to Capstone Capital Group I, LLC.

NET LOSS

Net loss for the three month period ended September 30, 2010 totaled ($1,203,639) compared to a net loss of ($2,660,622) for the three month period ended September 30, 2009, a decrease of $1,456,983 or approximately 55%. The decrease was primarily due to the aforementioned efficiencies in the cost of sales and the decrease in the principal balance of the purchase order financing loan balance, which significantly lowered interest expense in 2010.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The following table presents the statement of operations for the nine month period ended September 30, 2010 for Amincor, Inc. on a consolidated basis. As Amincor did not have any operating activity for the nine months ended September 30, 2009, the statement of operations of our sole operating subsidiary Tulare Holdings, Inc. is presented herewith for purposes of comparison. Amincor's acquisition of Tulare Holdings, Inc.'s stock has been accounted for as an exchange of shares between entities under common control, using the pooling of interests method, in accordance with GAAP. The discussion following the table below is based on these results for the nine month period ended September 30, 2010.

                                                  For the Nine Months Ended
                                                        September 30,
                                              -------------------------------
                                                  2010               2009
                                              ------------       ------------
                                               (unaudited)        (unaudited)

      REVENUES                                $  8,514,015       $  7,725,829

      COST OF SALES                              7,843,618          8,149,160
                                              ------------       ------------

           Gross profit (loss)                     670,397           (423,331)
                                              ------------       ------------
      SELLING, GENERAL AND
       ADMINISTRATIVE EXPENSES                   1,775,890          1,104,251
                                              ------------       ------------

      LOSS FROM OPERATIONS                      (1,105,493)        (1,527,582)

      INTEREST EXPENSE - RELATED PARTIES           397,411          4,169,071
                                              ------------       ------------

      NET LOSS                                $ (1,502,904)      $ (5,696,653)
                                              ============       ============

NET SALES

Net sales for the nine months ended September 30, 2010 totaled $8,514,015 compared to $7,725,829 for the nine months ended September 30, 2009, an increase of $788,186 or approximately 10%. The increase is primarily due to Tulare's operations stabilizing in 2010 when compared to its 2009 operations.

COST OF SALES

Cost of sales for the nine months ended September 30, 2010 totaled $7,843,618 or approximately 92% of net revenue compared to $8,149,160, or approximately 106% of net revenue for the nine months ended September 30, 2009, a decrease of $305,542 or approximately 4%. The decrease in the dollar amount was due to a decrease in warehousing expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the nine months ended September 30, 2010 totaled $1,775,890, or approximately 21% of net revenue compared to $1,104,251, or approximately 14% of net revenue for the nine months ended September 30, 2009, an increase of $671,639 or approximately 61%. The increase in selling, general and administrative costs during the nine months ended September 30, 2010 was primarily due to an increase in sales in 2010 with respect to 2009. Additional expenses incurred in 2010 were related to the completion of the necessary audits for the Company's Form 10 filed with the Securities and Exchange Commission.

LOSS FROM OPERATIONS

Loss from operations for the nine months ended September 30, 2010 totaled ($1,105,493), or approximately (13%) of net revenue, compared to loss from operations of ($1,527,582), or approximately (20%) of net revenue for the nine month period ended September 30, 2009, a decrease in loss from operations of $422,089 or approximately 28%. The decrease in loss from operations was primarily due to the aforementioned increase in sales and the decrease in the cost of revenue. The decrease in loss from operations was partially offset by the increase in operating expenses.

INTEREST EXPENSE

Interest expense for the nine months ended September 30, 2010 totaled $397,411 compared to interest expense of $4,169,071 for the nine months ended September 30, 2009, a decrease in interest expense of $3,771,660, or approximately 91%. The decrease in interest expense was due to a debt to equity conversion of Tulare's purchase order financing loan that occurred on December 31, 2009 which decreased the loan balance due from Tulare to Capstone Capital Group I, LLC.

NET LOSS

The net loss for the nine months ended September 30, 2010 totaled ($1,502,904) compared to a net loss of ($5,696,653) for the nine months ended September 30, 2009, a decrease of $4,193,749 or approximately 74%. The decrease was primarily attributable to the aforementioned decrease in the purchase order financing loan balance which significantly lowered interest expense in 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods. As of the end of the period covered by this report, our President and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on the evaluation our President and Chief Financial Officer concluded that our disclosure controls and procedures are not effective in timely alerting them to material information required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our President and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1 Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

32.2 Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

----------
+ Filed Herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMINCOR, INC.


Date: November 30, 2010             By: /s/ John R. Rice, III
                                        ----------------------------------------
                                        John R. Rice, III, President


Date: November 30, 2010             By: /s/ Robert L. Olson
                                        ----------------------------------------
                                        Robert L. Olson, Chief Financial Officer