Form 10-K
period 2010-12-31
Amincor, Inc.
filed 2011-04-18
CIK 1167905

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report under Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

                   For the fiscal year ended December 31, 2010

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required)

        For the transition period from _______________ to _______________

                        Commission file number 000-28865

                                  AMINCOR, INC.
             (Exact Name of Registrant as Specified in Its Charter)

             Nevada                                              30-0658859
  (State or Other Jurisdiction                                (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

        1350 Avenue of the Americas, 24th Floor, New York, New York 10019
               (Address of Principal Executive Office) (Zip Code)

                                 (347) 821-3452
              (Registrant's Telephone Number, Including Area Code)


              (Former name, former address and former fiscal year,
                          if changed since last report)

           Securities registered under Section 12(b) of the Act: None

              Securities registered under Section 12(g) of the Act:

                 Class A Common Stock par value $.001 per share
                 Class B Common Stock par value $.001 per share

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [X]                          Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

To date, there has been no active trading market in Registrant's Stock and therefore no market value has been computed.

As of April 15, 2011, there were 7,478,409 shares of Registrant's Class A Common Stock and 21,176,262 shares of Registrant's Class B Common Stock outstanding.

                                TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS...........................................................   4
ITEM 1A. RISK FACTORS.......................................................  15
ITEM 1B. UNRESOLVED STAFF COMMENTS..........................................  28
ITEM 2.  PROPERTIES.........................................................  28
ITEM 3.  LEGAL PROCEEDINGS..................................................  29
ITEM 4.  (REMOVED AND RESERVED).............................................  29

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES..................  29
ITEM 6.  SELECTED FINANCIAL DATA............................................  30
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..........................................  31
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........  49
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................  49
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
         DISCLOSURE.........................................................  49
ITEM 9A. CONTROLS AND PROCEDURES............................................  50
ITEM 9B. OTHER INFORMATION..................................................  52

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.............  52
ITEM 11. EXECUTIVE COMPENSATION.............................................  58
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS....................................  60
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE.......................................................  60
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.............................  61

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES............................  62

                                EXPLANATORY NOTE

In this Annual Report on Form 10-K, unless the context indicates otherwise, the terms "Amincor," "Company," "Registrant," "we," "us" and "our" refer to Amincor, Inc., and its subsidiaries.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our industry, our beliefs, and our assumptions. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "would," "should," "scheduled," "projects," and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

The forward-looking statements in this Annual Report on Form 10-K speak only as of the date hereof and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this Annual Report on Form 10-K as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A Risk Factors and elsewhere in this Annual Report on Form 10-K. We do not undertake any obligation to update or reserve any forward looking statements.

                       WHERE YOU CAN FIND MORE INFORMATION

We are required to file quarterly and annual reports and other information with the United States Securities and Exchange Commission, ("SEC"). You may read and copy this information, for a copying fee, at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at
1-800-SEC-0330 for more information on its Public Reference Room. Our SEC filings will also be available to the public from commercial document retrieval services, and at the Web site maintained by the SEC at http://www.sec.gov.

Our website is located at http://www.amincorinc.com. The website contains a link to the SEC's Web site, where electronic copies of the materials we file with the SEC are available for viewing (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other required filings).

                                     PART I

ITEM 1. BUSINESS

                                  AMINCOR, INC.

HISTORY OF THE COMPANY

Amincor, Inc. was incorporated under the laws of the state of Nevada on October 8, 1997 under the name GSE Group, Inc. GSE Group, Inc. was originally formed to provide consulting services for reverse mergers to public shell corporations and private companies seeking to gain access to the public markets. On October 20, 1997, GSE Group, Inc. changed its name to Global Stock Exchange Corp. and on April 28, 2000, Global Stock Exchange Corp. changed its name to Joning Corp ("Joning"). In July 2000, Joning ceased its business activities. On March 8, 2002, Joning filed a Registration Statement on Form 10-SB under the Securities Exchange Act of 1934 (the "Exchange Act") as a shell company with the purpose of finding a suitable company for a reverse merger transaction. Joning ceased filing periodic reports subsequent to its filing of its Form 10-QSB on October 24, 2004 as it did not have the personnel or resources to continue the filings and there was no operating business or pending business transactions. On June 2, 2008 Joning filed a Form 15-12G to terminate its registration. On February 2, 2010, Joning changed its name to Amincor, Inc. On August 4, 2010, Amincor, Inc. filed its Form 10 registration statement and became a public reporting company on October 4, 2010.

OVERVIEW

Amincor is a holding company operating through various subsidiaries in two operating divisions. The Environmental Services and Industrial Services Division is comprised of Tyree Holdings Corp. and Masonry Supply Holding Corp. The Consumer Products Division is comprised of Baker's Pride, Inc., Tulare Holdings, Inc. and Epic Sports International, Inc.. Amincor Contract Administrators, Inc. and Amincor Other Assets, Inc. are subsidiaries with minimal operations.

Amincor's officers and directors are responsible for the strategic direction of the operating subsidiaries. The Company accomplishes this through strategic planning, raising capital for business expansion via internal growth or acquisition based growth and exploring unique opportunities for each subsidiary. The executive management team of each subsidiary company has substantial experience in their respective fields and have responsibility for the operation of their business unit subject to overall direction of Registrant's management.

Amincor's officers and directors are actively engaged with the management of each subsidiary. Amincor is able to assist the subsidiaries in executing their business plans and in making necessary financial and other resources available. This is accomplished through frequent site visits, weekly and monthly conference calls and various reporting requirements such as budget to actual comparisons, cash flow monitoring, accounts payable and accounts receivable management, credit and collections, and periodic reporting by the subsidiary management to Amincor.

INTELLECTUAL PROPERTY/BRANDS

Amincor through a series of assignments, from Capstone Business Credit, LLC and Capstone Capital Group I, LLC acquired the right, title and interest in the following trademarks as recorded with the United States Patent and Trademark Office ("USPTO"):

     Trademark                                     Registration/Serial Number
     ---------                                     --------------------------

Caffeine                                          Serial Number: 77709244
S-Stimuli                                         Registration Number: 2482282
NEWPORT HARBOR REFLECTING
 QUALITY SINCE 1969                               Registration Number: 3764824
NEWPORT H A R B O R                               Registration Number: 2285443
NEWPORT HARBOR                                    Serial Number: 75272295
NEWPORT HARBOR                                    Registration Number: 1319471
CATCH THE DRIFT                                   Serial Number: 77713436
CATCH THE DRIFT                                   Serial Number: 77639185

Amincor has a license agreement with Brescia Apparel Corp. for the "Newport Harbor" brand. The license agreement provides Brescia Apparel Corp. with the exclusive North American rights for leather and textile goods in the outerwear and rainwear categories initially through June 2012.

PERSONNEL

Pursuant to a transition services agreement with Capstone Capital Group I, LLC, Capstone Business Credit, LLC, Capstone Capital Management, Inc. and Capstone Trade Partners, Ltd. (collectively, "Capstone"), Amincor is provided with personnel, office supplies, office equipment, office space and other materials required for the performance of its business. Currently, Capstone has 14 full-time employees and five part-time employees including Messrs. John R. Rice III, Joseph F. Ingrassia and Robert L. Olson, who dedicate approximately 70% of their time to Amincor business.

                          AMINCOR SUBSIDIARY COMPANIES
                          ----------------------------

                      AMINCOR CONTRACT ADMINISTRATORS, INC.

Amincor Contract Administrators, Inc., a Delaware corporation, incorporated on August 25, 2010, is a wholly owned subsidiary of Registrant formed to administer various contracts, related to certain assets held by Amincor Other Assets, Inc. and the subsidiary companies, including, but not limited to certain international service contracts for Tyree Holdings Corp.

                           AMINCOR OTHER ASSETS, INC.

Amincor Other Assets, Inc., a Delaware corporation, incorporated on April 5, 2010, is a wholly owned subsidiary of Registrant formed to hold the rights to certain physical assets, including plant, property and equipment, which were foreclosed on or assigned to Amincor, Inc.

                               BAKER'S PRIDE, INC.

OVERVIEW

Baker's Pride,  Inc., a Delaware  corporation,  was  incorporated  on August 28,
2008.

Baker's Pride, Inc. ("BPI") consists of two operating entities; The Jefferson Street Bakery, Inc. ("Jefferson Street Bakery") and The Mt. Pleasant Street Bakery, Inc. ("Mt. Pleasant Street Bakery").

Jefferson Street Bakery produces several varieties of sliced and packaged private label brand bread. Its entire annual production of 19 million loaves of bread and over 1.1 million packages of donuts are sold to one client, Aldi, Inc., for five distribution centers that services 332 stores in the Midwestern U.S. Jefferson Street Bakery, through various predecessor entities, has continuously supplied Aldi, Inc. for approximately 33 years. While no written contract is in place, there is a six month notice of cancellation understanding in effect between Jefferson Street Bakery and Aldi, Inc.

Mt. Pleasant Street Bakery anticipates manufacturing flash-frozen bakery goods to be distributed to supermarket "in-store" bakery departments and food service channels. Mt. Pleasant Street Bakery facility is scheduled to have advanced logistics and frozen storage capacity, along with extensive room for several additional product lines. Mt. Pleasant Street Bakery is currently in the final stages of installing a state of the art donut production system that will produce and freeze many varieties of donuts at an average production rate of 26,700 donuts per hour. This facility will also house a cookie production system that will have an average production rate of 2,300 lbs. or 3,000 one dozen package cookies per hour in a multitude of sizes, flavors and shapes. The production of brownie and cake type bakery snack products will complete the first phase of startup for Mt. Pleasant Street Bakery.

BPI requires capital to acquire additional equipment to complete the installation and startup of its production and refrigeration machinery for the new donut, cookie, brownie and cake production systems at Mt. Pleasant Street Bakery. BPI is in negotiations with lenders related to its application for a United States Department of Agriculture (USDA) supported loan to complete the project.

The final phase of the build-out of Mt. Pleasant Street Bakery's 260,000 square foot facility is currently being studied for development which may include the installation of a high-speed bun and bread production system. The bun system is being designed to produce an average of 6,000 packages of buns per hour and the bread system will produce an average of 6,260 loaves of bread per hour (throughput). This throughput will enable BPI to respond to its current client's request for additional products and volume. In addition, it will also provide additional capacity to attract new clients and diversify its customer base. BPI will require additional funding in order to complete this project.

Major transitions are taking place in the baking industry. There is growing utilization of frozen outsourced products rather than production from scratch at each site in the "in-store" bakery and food service channels. In most bakery goods market segments there is a very strong demand for products made with "better for you" ingredients. This is a result of consumers' growing interest in eating healthier while at the same time craving indulgent treats as a reward for eating healthier. However, one primary factor remains constant in all markets and in all categories: consumers are demanding value. BPI sees these major transitions as opportunities to grow its business and diversify its product portfolio and customer base.

CUSTOMERS

Currently BPI has one client, Aldi, Inc., which operates over 332 grocery stores in the Midwestern U.S., of which BPI services approximately 200. BPI intends to expand its customer base through the introduction of additional product categories.

MARKETING

BPI's goal in all markets it serves is to help its customers to be successful by providing marketing and merchandizing assistance gained over many years of experience in the private label bakery business. The focus of its marketing activities will be on its customers rather than consumers because in most instances the products it produces are sold as private label brands.

Fresh bakery customers: Due to the freshness cycle, BPI markets directly to fresh bakery customers because of the limited geographic area it serves.

Frozen bakery customers: BPI intends to use a network of food brokers to perform the marketing duties for this market segment.

COMPETITION

The fresh packaged bread, bun and donut market is very competitive and is dominated by large bakeries whose primary focus is branded bread, buns and donuts. Of these, Grupo Bimbo SA de C.V. with its pending purchase of the North American Sara Lee Fresh Bakery business and its previous acquisition of Weston Bakeries USA, will have the most impact on this trading area. BPI also competes with Hostess Brands, Campbell Soup Company (Pepperidge Farms) and Lewis Brothers Bakeries, Inc., an independent regional bakery. BPI believes the efficiency it offers as a dedicated baker of private label/ store branded bakery products gives it a competitive advantage while delivering value to the consumer.

BPI's frozen products such as donuts, cookies and brownies will be designed for supermarket "in-store" bakery departments and food service channels. These frozen products will face competition from companies such as Dawn Foods, Maplehurst Inc., Bake `n Joy, Inc. and CSM, a multinational company with an increasing presence in the U.S. due to its recent acquisition of Best Brands, Inc. as well as their Bake Mark, H.C. Brill divisions. There are also several one category bakeries in larger cities in the Midwest with which BPI competes.

INTELLECTUAL PROPERTY

BPI recently received approval from the USPTO for the trademark BROWNIE CAKES TM that will be used in the development of its brownie business.

INGREDIENTS AND RAW MATERIALS

BPI's primary ingredients are various flours, sugars and other sweeteners; soybean or other vegetable oil products; salt, yeast and other leavening agents as well as commercial bakery pre-mixes. When it begins production of the donut, cookie and brownie categories it will add eggs, chocolate, butter, raisins and nutmeats to its primary ingredient list. BPI also uses a large amount of plastic and other packaging materials to wrap its products to ensure freshness and wholesomeness. BPI's facilities use natural gas for ovens and donut fryers as well as electricity to power other equipment. Some fluctuations in the cost of these items are normal because most are dependent on growing conditions and demand by consumers. In most cases these normal fluctuations can be managed by forward buying or fixed supply contracts.

REGULATION

BPI is a producer of bakery  goods,  therefore,  its  facilities  are subject to federal agencies such as the Food and Drug Administration, Department of Agriculture, Federal Trade Commission, Department of Commerce and the Environmental Protection Agency with respect to processes used for production, quality of products, packaging, and labeling as well as storage and distribution of products. Under various regulations and statues, these agencies prescribe required and established standards for quality, wholesomeness and labeling. Failure to comply with these agencies requirements may result in letters of warning, fines, or product recall.

BPI's operations, like others in the baking industry, are subject to various federal, state and local laws in regard to environmental matters. BPI believes that compliance with existing environmental laws and regulation will not materially affect its financial conditions or its competitive position. At present BPI believes it is substantially in compliance with all material environmental regulations.

BPI's products, operations and facilities are subject to state and local regulations which are monitored through licensing, enforcement by state health and agriculture agencies of various local and state standards and inspections. The cost of compliance with such laws and regulations has not adversely affected on the BPI's business

PERSONNEL

BPI currently has 78 full-time employees and believes that its employee relations are good. Once the donut, cookie and brownies product lines are at full capacity the number of employees will grow to approximately 178 full-time employees. If the bun and bread product lines are at maximum capacity, BPI will employ a total of approximately 266 full-time employees. BPI's executive officers are Ron Danko, Sr. who serves as the Chief Executive Officer and Robert Brookhart, who serves as the President.

                         EPIC SPORTS INTERNATIONAL, INC.

OVERVIEW

Epic Sports International, Inc. ("ESI"), a Nevada corporation, was incorporated on August 12, 2002.

ESI is the worldwide licensee for Volkl and Boris Becker Tennis and the exclusive U.S. North American distributor for the Australian Klipspringer brand of racquet strings and accessories.

Volkl is among the oldest ski and tennis brands in the world. Volkl has built its reputation and market position with industry-leading technologies, superior quality and state of the art engineering. Volkl Tennis is internationally recognized as a technologically innovative tennis racquet manufacturer. ESI is associated with Boris Becker, a widely recognized former top-ranked tennis player and owner of Volkl Tennis from 1999 to 2008. Mr. Becker developed the Boris Becker brand as part of Volkl. The Volkl/Boris Becker names are associated with engineers and designers in Munich, Germany that are responsible for its product design and quality.

The mass market presents an opportunity for the Boris Becker brand, especially in China. As tennis continues to grow in popularity in China, ESI has been approached by groups in China that are interested in launching Boris Becker sporting goods and clothing stores. There has also been interest from other developing markets, such as India and South Korea.

CUSTOMERS

ESI has three customer types:

Independent Specialty Retailers ("ISR"): In the USA, ESI works with approximately 300 ISR's. These customers typically carry all major brands and are either a freestanding location or associated with tennis courts (pro shops). The top ISR's can have up to ten different locations. ESI's largest ISR's are
(i) Your Serve Tennis (eight locations in the Atlanta, GA metro area), (ii) Paragon Sports (single location in New York, NY), (iii) The Racquet Doctor
(single location in the Los Angeles, CA metro area), and (iv) The Tennis and Golf Company (single location near Ann Arbor, MI).

On-line Retailers: On-line retailers or "e-tailers", have typically started as a free standing ISR and morphed into a major player in "e-tailing". These customers feature the entire product selection from ESI (racquets, balls, strings, grips, bags, etc.); they offer demo racquets through the mail, feature shopping cart technology and typically offer aggressive customer acquisition strategies. Our major customers are Tennis Warehouse, Tennis Express and Midwest Sports.

International Distributors ("ID"): These are independent third party businesses, who normally sell multiple brands within a given market. ID's will purchase goods from ESI, at reduced prices compared with ISR's and E-Tailers, and resell them to ISR's in their local markets. ID's are responsible for warehousing, credit, shipping, service, and sales and marketing in their assigned territories. These ID's will have annual minimums, to retain their exclusivity on a given market and purchase products directly from the factory.

COMPETITION

The tennis industry is an approximately $1.0 billion global market, which includes tennis racquets, balls, footwear, apparel, strings, grips, bags and accessories. The approximate global market share among tennis racquet companies is:

          1. Wilson         22%
          2. Babolat        20%
          3. Head           18%
          4. Prince         15%
          5. Yonex           5%
          6. Dunlop          5%
          7. Volkl           3%
          8. Other          12%

PERSONNEL

ESI currently has five full-time employees and believes that its employee relations are good. ESI's executive officers are Jean Paul Lucas, who serves as President, Sean Frost, who serves as the Vice-President of Sales Western Division, and Brian Dillman, who serves as the Vice-President of Sales Eastern Division. ESI also retains third party consultants/contractors to supply outside services such as Information Technology, Research and Development and Sourcing.

                          MASONRY SUPPLY HOLDING CORP.

OVERVIEW

Masonry Supply Holding Corp., a Delaware corporation, and its subsidiary, Imperia Masonry Supply Corp., a Delaware corporation, were both incorporated on June 22, 2009.

Imperia Masonry Supply Corp.  ("IMSC")  consists of two primary  business units:
(i) concrete, lightweight and split face block manufacturing; and (ii) wholesaling a wide array of other masonry and building material products. IMSC maintains a two-line block production plant which is capable of producing up to 32,000 blocks per day when operating at full capacity. IMSC is exploring processes to add recovered or recyclable materials by including fly ash, glass and/or concrete to the manufacturing mix in an effort to create an environmentally "green" product line which will command higher profit margins. The "green" product would allow end-users to quality for Leadership in Environmental and Energy Design or LEED construction credits. The LEED construction credits is a program devoted to certifying that a building or community was designed and built using techniques and environmentally friendly materials aimed to improve environmental and energy performance using eco-friendly methods.

For the wholesale and supply business unit, IMSC enjoys numerous strategic relationships with key manufacturers and in several cases regional exclusivity. This affords IMSC with a competitive advantage and an ability to uniquely provide certain materials and products in the marketplace. IMSC plans to continue to expand these relationships and seek new ones to further position itself as the supplier of choice for niche and innovative products in the constantly evolving building materials marketplace.

IMSC is located in Southern Westchester County in New York State on the border of the Bronx and is strategically positioned to supply all five boroughs of New York City and the Hudson Valley area. Its location also provides IMSC the capability to supply Bergen County, New Jersey and Fairfield County, Connecticut. IMSC hopes to consolidate its market through a planned expansion to at least three manufacturing locations in the region. IMSC hopes that this expansion will enable it to better serve its customer base, leverage the resultant economy of scale and be well positioned for the anticipated economic rebound in 2011 and beyond.

For the manufacturing business unit, IMSC requires additional capital to expand and improve its facilities and equipment and additional personnel to achieve economies of scale needed to become more profitable. Equipment improvements, including automated production lines and control systems, expansion into architectural products and other value-added products that would enable IMSC to reduce costs, increase market share, and diversify operations. A diversified product line is essential, as seasonal conditions in any given year can have a positive or negative impact on the outdoor construction industry, and ultimately IMSC's revenues.

CUSTOMERS

Including its predecessor entity, which was in the marketplace for over 80 years, IMSC has an extensive customer list. Customers range from small to large masonry contractors as well as numerous general contractors throughout the region. IMSC has an expanding dealer network through which it intends to distribute both its manufactured products and wholesale products. IMSC also networks with various specifiers (architects and engineers) in the marketplace, who have a significant influence on the procurement of building materials for construction products.

COMPETITION

The marketplace for both concrete block manufacturers and masonry/building material wholesalers is extensive and highly fragmented. A few block manufactures in the region are part of vertically integrated large global companies such as Old Castle, based in Ireland, with their local Anchor Block operation. There are also several individual, largely family-owned, operations are scattered throughout the greater New York metro area such as Philips, Montfort, Clayton and Glenwood. Similarly, the wholesale supply market is fragmented with numerous small to medium sized enterprises such as Casa, San Marco, and Tilcon.

PERSONNEL

IMSC currently has 28 full time employees and believes that its employee relations are good. IMSC's executive officers are David C. Raymes, who serves as the President, and Janice Piszczatowski, who serves as the Chief Financial Officer.

                              TULARE HOLDINGS, INC.

OVERVIEW

Tulare Holdings, Inc., a Delaware corporation, was incorporated on December 29, 2008 and operates through its wholly owned subsidiary Tulare Frozen Foods, LLC, a California limited liability company formed on October 5, 2007, which commenced its operations in frozen produce processing and marketing on January 9, 2008. Tulare Holdings, Inc. and Tulare Frozen Foods, LLC are collectively referred to herein as "Tulare".

Tulare currently occupies a 35 acre site, in Lindsay, California, strategically located in the San Joaquin Valley which provides an abundant supply of locally grown vegetables for processing. The Tulare site includes 350,000 square feet of buildings for warehousing, production, and manufacturing, with excess capacity for future growth and product diversification. Tulare is located within close proximity to the local railroad, with a rail line on the property and also owns a water rights permit.

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

To better align itself with the competition within its industry, Tulare hopes to expand its current customer base on the east coast by importing frozen fruits and vegetables from abroad. In addition, Tulare intends to acquire additional market share associated with a new wet pack pouch design that would better cater to its foodservice customers and to increase its market share beyond the east coast to include other regions of the United States and Canada as well.

By expanding its presence, Tulare seeks to become a frozen food distributor rather than just a frozen food processor. Management believes that the costs and associated risks correlated with processing frozen fruits and vegetables domestically will be mitigated by the shift towards imported produce as well as costs associated with the lack of diversification of the current product mix. Tulare intends to accomplish this by expanding its offerings to include value added products and by building a new state of the art facility to handle domestic production. In addition, Tulare may seek to acquire or merge with a significant food processing and/or distribution company in an effort to facilitate this goal should an opportunity to do so be made available.

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

CUSTOMERS

Tulare's customers are 100% represented through a broker - distributor network. Currently, Versa Marketing, Allens Inc., Lakeside Foods, Inc. and CH Belt & Associates, Inc. make up approximately 90% of Tulare's Sales. Food Service customers which are serviced through this network include 2 of the top 3 distributors in the nation. Tulare utilizes it's "PIC-N-TIME" label for USDA bid programs and the "Tulare" label for lower volume customers. Private label retail is presently at approximately 30% of sales and continues to increase as a percentage of total sales. Currently Tulare packs over 50 different retail Stock Keeping Units. As business expands, Tulare intends to work more directly with its customers starting with direct invoicing, then moving to program management thus reducing the impact of broker involvement.

COMPETITION

Tulare's competition is divided into two segments: (i) Name Brands and (ii) Private Labeled frozen fruit and vegetable products. The Name Brand segment includes larger food processors such as Birds Eye Foods, LLC, which sells vegetables under the "Birds Eye" brand. The Private Labeled segment includes smaller food processors that package fruits and vegetables under a supermarket's "in-store" brand name. Tulare's major customer base is found in the Private Labeled segment of the industry and its current competitors are primarily in the

Private Labeled segment of the industry. The Private Labeled packer segment is much more segmented and is generally comprised of smaller, privately owned companies when compared to the Name Brand segment. There are approximately seven companies that Tulare deems as its direct competitors, including Seneca Foods Corporation, Patterson Frozen Foods, Inc. and National Frozen Foods Corporation. Tulare's primary market is located on the east coast of the United States. Tulare distributes its products to its end user customer through a broker network.

PERSONNEL

Tulare currently has 13 full-time employees and believes that its employee relations are good. Tulare's executive officers are James E. Fikkert, who serves as the President, and Douglas Hagin, who serves as the Chief Financial Officer.

                              TYREE HOLDINGS CORP.

OVERVIEW

Tyree Holdings  Corp., a Delaware  corporation,  was  incorporated on January 7,
2008.

Tyree Holdings Corp. ("Tyree") is currently one of the largest multi-faceted retail petroleum and environmental services providers of the Northeast and Mid-Atlantic regions of the United States. Tyree Holdings Corp. services over 3,000 gas stations from Maine to Maryland. Headquartered in Mt. Laurel, New Jersey, Tyree Holdings, Inc. has additional locations in New York, Connecticut, Pennsylvania and Massachusetts, as well as a satellite office in Southern California.

The U.S. petroleum refining and marketing industry is experiencing radical changes, with most major petroleum companies divesting their marketing and retail distribution divisions. This strategy is leading to the creation of many, smaller, independent companies which own, in many cases, hundreds of gas stations that need to have regulatory, maintenance, rehabilitation, and environmental remediation work performed. This shift is opening a niche market for companies able to provide these independent companies with strategic guidance, compliance, installation, maintenance and environmental services. Tyree is positioned to provide a variety of these services which includes building new gas stations, maintaining existing gas stations, providing environmental monitoring and remediation services, professional support services, and decommissioning gas station and bulk storage facilities for change in use.

Tyree is organized into five primary business units; Environmental, Construction, Maintenance, Compliance/ Professional Services, and Parts Distribution. The Maintenance business unit accounts for approximately 32% of sales and performs the associated maintenance tasks needed to keep a gasoline service station in operation. The Maintenance business unit performs about 50,000 service calls per year; the Environmental business unit accounts for 28% of sales and performs the remediation services needed to clean ground water and soil at sites where petroleum releases have occurred. The Environmental business unit has about 350 locations in its portfolio; the Construction business unit accounts for 27% of sales and manages 10 - 12 construction crews throughout the year. Its primary focus is the removal and installation of petroleum storage and delivery systems; the Parts Distribution business unit accounts for 8% of sales and provides key service station parts both domestically and overseas; the Compliance business unit accounts for 5% of sales and provides professional compliance, engineering and permitting services.

To better secure its position in the northeast, Tyree is aggressively attempting to expand its current customer base and increase market share. A two-fold approach is being rolled out involving improved organic growth and acquisitions. In 2011, Tyree employee training coupled with capital investment in technology, is being employed to target improved customer service. Tyree will also seek to merge with or acquire one or two companies that would strategically improve its service capability and yield top and bottom line improvements.

CUSTOMERS

Tyree's customers fall into four main categories:

     1. Traditional Oil Companies, including Getty Marketing, Getty Realty, Gulf/Cumberland Farms, Hess, Exxon, Shell, BP and Sunoco. Contracts are typically multi-year and services are being provided by all Tyree business units. This class of customer represents approximately 50% of the company's total sales. Tyree has established strong client relationships. The largest contracts are with Getty Marketing, which accounts for approximately 25% of sales and Gulf/Cumberland Farms, which accounts for approximately 17% of sales.

     2. Oil Company Jobber/Distributors, including Arfa, Atlantic Management, Capitol Petroleum, Leon, Green Valley and Wholesale Fuels. Contracts are typically multi-year and services are being provided by all Tyree business units. This class is growing as the Traditional Oil Companies divest sites and represents approximately 20% of sales.

     3. Prime Contractors, including GES, Kleinfelder, LIRO, Skanska, Whiting Turner, and Tanknology. Contracts are typically job specific and the result of being awarded a competitively bid project. Projects may be large and carryover from year to year. This class of customer represents approximately 20% of sales.

     4. "One off" contracts, including various local and state governmental agencies, private and public sector companies and agencies. Contracts are typically job specific and the result of being awarded a competitively bid project. This class of customer represents approximately 10% of sales.

COMPETITION

Tyree's competition varies significantly by business unit and can be divided into two segments: (i) Environmental and Compliance services and (ii) Pump & Tank construction and maintenance services. The Environmental and Compliance services segment includes professional services companies that tend to compete throughout the marketplace. There are only a small number of competitors in Tyree's market area and includes companies such as Delta Environmental, GES, SAIC and Tanknology. The Pump & Tank service providers tend to be comprised of smaller, privately owned companies that are very competitive in their respective geographies. However, they tend not to stray from their immediate market area. Many of these companies have been weakened by the recent economic slowdown. The larger companies in Tyree's market area include Smith LaMountain/ LaMountain Brothers in New England, Island Pump & Tank, Fenley & Nicol Environmental, and Gem Star Construction in the New York City/ Long Island area, Salamone Bros., Inc in New Jersey, and Gateway Petroleum in the Philadelphia area.

PERSONNEL

Tyree currently has 248 full-time employees, some of whom are represented by six different collective bargaining agreements. Labor contracts are in place through 2011 for five of the six bargaining units. One contract, for The United Service Works, Local 355, has expired. The workforce has continued to work while negotiations continue. Management believes that its employee relations are good. Tyree's executive officers are Richard Oswald, who serves as Chief Executive Officer, Steven F. Tyree, who serves as the President and Chief Operating Officer, and William M. Tyree, who serves as Vice-President of Business Development.

                               RECENT ACQUISITION
                               ------------------

                      ENVIRONMENTAL QUALITY SERVICES, INC.

On January 3, 2011, Amincor acquired all of the business assets and assumed certain liabilities of Environmental Testing Laboratories, Inc., a company in the business of providing environmental testing and laboratory services (collectively, the "Business"). Concurrently therewith, Registrant assigned the Business to Environmental Quality Services, Inc., a Delaware corporation, wholly-owned by Environmental Holding Corp., a Delaware corporation, which is a wholly-owned subsidiary of Registrant.

This summary above regarding Environmental Quality Services, Inc. is subject to, and qualified in its entirety by, the full text of that certain Form 8-K filed by the Registrant on January 26, 2011 which is incorporated by reference herein.

ITEM 1A. RISK FACTORS

                  RISK FACTORS RELATING TO AMINCOR'S SECURITIES
                  ---------------------------------------------

OUR STATUS AS A PUBLIC REPORTING COMPANY MAY BE A COMPETITIVE DISADVANTAGE.

We are  and  will  continue  to be  subject  to  the  disclosure  and  reporting requirements of applicable U.S. securities laws. Many of our principal competitors are not subject to these disclosure and reporting requirements. As a result, we may be required to disclose certain information and expend funds on disclosure and financial and other controls that may put us at a competitive disadvantage to our principal competitors.

SHAREHOLDERS WILL HAVE LITTLE INPUT REGARDING OUR MANAGEMENT DECISIONS DUE TO THE LARGE OWNERSHIP POSITION HELD BY OUR EXISTING MANAGEMENT AND THUS IT WOULD BE DIFFICULT FOR SHAREHOLDERS TO MAKE CHANGES IN OUR OPERATIONS OR MANAGEMENT. THEREFORE, SHAREHOLDERS WILL BE SUBJECT TO DECISIONS MADE BY MANAGEMENT WHO ARE THE MAJORITY SHAREHOLDERS, INCLUDING THE ELECTION OF DIRECTORS.

Our officers and directors directly own 6,426,320 shares of the total of 7,478,409 issued and outstanding Class A voting shares of our common stock (or approximately 86% of our outstanding voting stock) and are in a position to continue to control us. Such control enables our officers and directors to control all important decisions relating to the direction and operations of the Company without the input of our investors. Moreover, investors will not be able to effect a change in our Board of Directors, business or management.

OUR STOCKHOLDERS MAY HAVE DIFFICULTY RESELLING THEIR STOCK DUE TO THE ABSENCE OF A PUBLIC TRADING MARKET.

There is presently no public trading market for our common stock. We intend in the future to seek a market maker to apply to have our common stock quoted on the Over-the-Counter Bulletin Board, but have not done so to date. Until there is an established trading market, holders of our common stock may find it difficult to sell their stock or to obtain accurate quotations for the price of the common stock. Even if a market for our common stock does develop, our stock price may be volatile, and such market may not be sustained.

BROKER-DEALERS MAY BE DISCOURAGED FROM EFFECTING TRANSACTIONS IN OUR SHARES BECAUSE THEY MAY BE CONSIDERED PENNY STOCKS AND MAY BE SUBJECT TO THE PENNY STOCK RULES.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), impose sales practice and disclosure requirements on broker-dealers who make a market in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges). Our shares currently are not traded on any stock exchange nor are they quoted on the Over-the-Counter Bulletin Board. We may in the future seek a market maker to apply to have our common stock quoted on the Over-the-Counter Bulletin Board, but have not done so to date. If we are successful in finding a market maker and successful in applying for quotation on the Over-the-Counter Bulletin Board, our stock may be considered a "penny stock." In that case, purchases and sales of our shares will be generally facilitated by broker-dealers who act as market makers for our shares.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (as defined by the Securities Act of 1933, as amended) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks. The additional sales practice and disclosure requirements imposed upon broker-dealers selling penny stock may discourage such broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

INVESTORS THAT NEED TO RELY ON DIVIDEND INCOME OR LIQUIDITY SHOULD NOT PURCHASE SHARES OF OUR COMMON STOCK.

We do not anticipate paying any dividends on our common stock for the foreseeable future. Investors that need to rely on dividend income should not invest in our common stock, as any income would only come from any rise in the market price of our common stock, which is uncertain and unpredictable. Investors that require liquidity should also not invest in our common stock.

There is no established trading market, and should one develop, it will likely be volatile and such market may not be sustained.

HOLDERS OF OUR COMMON STOCK MAY INCUR IMMEDIATE DILUTION AND MAY EXPERIENCE FURTHER DILUTION BECAUSE OF OUR ABILITY TO ISSUE ADDITIONAL SHARES OF COMMON STOCK AND AS A RESULT OF THE POSSIBLE EXERCISE OF HOLDERS OF OUR PREFERRED STOCK TO CONVERT TO COMMON STOCK AFTER JANUARY 1, 2011.

We are authorized to issue up to 22,000,000 shares of Class A voting common stock and 40,000,000 shares or Class B non-voting common stock and 3,000,000 shares of Preferred Stock. At present, there are 7,478,409 Class A common shares and 21,176,262 Class B common shares and 1,752,823 shares of Preferred Stock issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of Class A common stock without the consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their percentage of ownership in the future.

Moreover, the conversion of our Preferred shares after January 1, 2011 on the basis of ten Class B Common Shares for each Preferred Share would result in dilution to our current holders of common stock and once our common stock is trading could cause a significant decline in the market price for our common stock.

FINANCIAL INDUSTRY REGULATORY AUTHORITY SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

In addition to the "penny stock" rules described above,  the Financial  Industry
Regulatory Authority, or FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

WE ARE SUBJECT TO THE PERIODIC REPORTING REQUIREMENTS OF THE EXCHANGE ACT THAT WILL REQUIRE US TO INCUR AUDIT FEES AND LEGAL FEES IN CONNECTION WITH THE PREPARATION OF SUCH REPORTS. THESE ADDITIONAL COSTS COULD REDUCE OR ELIMINATE OUR ABILITY TO EARN A PROFIT.

We are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major affect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

POTENTIAL CONFLICTS OF INTEREST

The directors and officers of the Company have no obligation to devote full time to the business of the Company. They are required to devote only such time and attention to the affairs of the Company, as they may deem appropriate in their sole discretion. It is anticipated that they will each spend approximately 70% of their time on their duties related to Amincor but they are under no obligation to continue to do so, nor are they restricted by an agreement not to compete with the Company and they may engage in other activities or ventures which may result in various conflicts of interest with the Company.

            GENERAL RISK FACTORS RELATING TO AMINCOR'S SUBSIDIARIES
            --------------------------------------------------------

AMINCOR MAY NEED ADDITIONAL CAPITAL IN THE FUTURE TO FUND THE GROWTH OF OUR SUBSIDIARY COMPANIES AND THIS NEW CAPITAL MAY NOT BE AVAILABLE.

Amincor currently anticipates that its available capital resources and operating income will be sufficient to meet the expected working capital and capital expenditure requirements of its subsidiaries for at least the next 12 months. However, there can be no assurance that such resources will be sufficient to fund the long-term growth of the subsidiaries businesses. Amincor may raise additional funds through public or private debt or equity financings. Amincor cannot assure investors that any additional financing will be available on favorable terms, or at all. If adequate funds are not available or are not available on acceptable terms, Amincor may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to competitive pressures, or may be forced to curtail its business. In any such case, its business, operating results or financial condition would be materially adversely affected.

OUR ABILITY TO RETAIN KEY PERSONNEL IN EACH OF OPERATING SUBSIDIARIES WILL BE AN IMPORTANT FACTOR IN THE SUCCESS OF OUR BUSINESS AND A FAILURE TO RETAIN KEY PERSONNEL MAY RESULT IN OUR INABILITY TO MANAGE AND IMPLEMENT OUR BUSINESS PLAN.

We are highly dependent upon the management personnel of our subsidiary companies because of their experience in their respective industries. The competition for qualified personnel in the market in which our subsidiaries operate is intense and the loss of the services of one or more of these individuals in any of these business segments may impair management's ability to operate our subsidiaries. We have not purchased key man life insurance on any of these individuals, which insurance would provide us with insurance proceeds in the event of their death. Without key man life insurance, we may not have the financial resources to develop or maintain an affiliated business until we could replace such individual and replace any business lost by the departure of that person.

OUR SUBSIDIARIES FACE COMPETITION FROM LARGER AND BETTER-ESTABLISHED COMPANIES.

The market for products in our subsidiary businesses is highly competitive. Many of their competitors may have longer operating histories, greater financial, technical and marketing resources, and enjoy existing name recognition and customer bases. Competitors may be able to respond more quickly to technological change, competitive pressures, or changes in consumer demand. As a result of their advantages, competitors may be able to limit or curtail our ability to compete successfully. These competitive pressures could materially adversely affect our subsidiary businesses', financial condition, and results of operations.

GLOBAL ECONOMIC CONDITIONS MAY MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unfavorable economic conditions, including the impact of recessions in the United States and throughout the world, may negatively affect our business and financial results. These economic conditions could negatively impact (i) consumer demand for our products, (ii) the mix of our products' sales, (iii) our ability to collect accounts receivable on a timely basis, (iv) the ability of suppliers to provide the materials required in our operations and (v) our ability to obtain financing or to otherwise access the capital markets. The strength of the U.S. dollar versus other world currencies could result in increased competition from imported products and decreased sales to our international customers. A prolonged recession could result in decreased revenue, margins and earnings. Additionally, the economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us. The occurrence of any of these risks could materially and adversely affect our subsidiary businesses' financial condition and results of operations.

SOME OF OUR OPERATING SUBSIDIARIES MAY BE SUBJECT TO ENVIRONMENTAL LAWS AND REGULATIONS THAT MAY RESULT IN ITS INCURRING UNANTICIPATED LIABILITIES, WHICH COULD HAVE AN ADVERSE EFFECT ON OUR OPERATING PERFORMANCE.

Federal, state and local authorities subject some of our facilities and operations to requirements relating to environmental protection. These requirements can be expected to change and expand in the future, and may impose significant capital and operating costs.

Environmental laws and regulations govern, among other things, the discharge of substances into the air, water and land, the handling, storage, use and disposal of hazardous materials and wastes and the cleanup of properties affected by pollutants. If any of our subsidiary companies violate environmental laws or regulations, they may be required to implement corrective actions and could be subject to civil or criminal fines or penalties. There can be no assurance that we will not have to make significant capital expenditures in the future in order to remain in compliance with applicable laws and regulations. Contamination and exposure to hazardous substances can also result in claims for damages, including personal injury, property damage, and natural resources damage claims. Future events, such as changes in existing laws or policies or their enforcement, or the discovery of currently unknown contamination, may give rise to remediation liabilities or other claims that may be material.

Environmental requirements may become stricter or be interpreted and applied more strictly in the future. These future changes or interpretations, or the indemnification for such adverse environmental conditions, could result in environmental compliance or remediation costs not anticipated by us, which could have a material adverse effect on our business, financial condition or results of operations.

COMMODITY PRICE RISK.

Some of our subsidiaries purchase certain products which are affected by commodity prices and are, therefore, subject to price volatility caused by weather, market conditions and other factors which are not considered predictable or within our control. Although many of the products purchased are subject to changes in commodity prices, certain purchasing contracts or pricing arrangements have been negotiated in advance to minimize price volatility. Where possible, we use these types of purchasing techniques to control costs. In many cases, we believe we will be able to address commodity cost increases that are significant and appear to be long-term in nature by adjusting our pricing. However, long-term increases in commodity prices may result in lower operating margins at some of subsidiaries.

CHANGES OF PRICES FOR PRODUCTS.

While the prices of a Subsidiary's products are projected to be in line with those from market competitors, there can be no assurance that they will not decrease in the future. Competition may cause a subsidiary to lower prices in the future. Moreover, it is difficult to raise prices even if internal costs of production increase.

                   RISK FACTORS AFFECTING BAKER'S PRIDE, INC.

ONE CUSTOMER ACCOUNTED FOR 100% OF BAKER'S PRIDE, INC.'S ("BPI") REVENUE FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009, RESPECTIVELY. THE LOSS OF THIS CUSTOMER COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION, AND PROFITABILITY.

In the years ended December 31, 2010 and 2009, Aldi, Inc. accounted for 100% of revenue. The loss of Aldi, Inc. or a significant decline in its credit worthiness would have a materially adverse effect on BPI's results of operations and financial condition. At minimum, it would have a materially adverse effect on operations during the short-term until BPI's was able to generate replacement customers. Other than their relationship as a customer, Aldi, Inc. is not affiliated with the Registrant or BPI.

DEPENDENCE ON KEY PERSONNEL.

BPI's success depends to an extent upon the performance of its management team, which includes Ron Danko and Robert Brookhart, who are responsible for all operations and sales of the business. The loss or unavailability of either Mr. Danko or Mr. Brookhart could adversely affect its business and prospects and operating results and/or financial condition.

CHANGES OF PRICES FOR PRODUCTS.

While the prices of BPI's products are projected to be in line with those from market competitors, there can be no assurance that they will not decrease in the future. Competition may cause BPI to lower prices in the future. Moreover, it is difficult to raise prices even if internal costs of production increase.

INCREASED COMMODITY PRICES AND AVAILABILITY MAY IMPACT PROFITABILITY.

BPI is dependent upon eggs, oils, and flour for ingredients. Many commodity prices have experienced recent volatility. Increases in commodity prices and availability could have an adverse impact on BPI's profitability.

CHANGE IN CONSUMER PREFERENCES MAY ADVERSELY AFFECT BPI'S FINANCIAL AND OPERATIONAL RESULTS.

BPI's success is contingent upon its ability to forecast the tastes and preferences of consumers and offer products that appeal to their preferences. Consumer preference changes due to taste, nutritional content or other factors, and BPI's failure to anticipate, identify or react to these changes could result in reduced demand for its products, which could adversely affect its financial and operational results. The current consumer focus on wellness may affect demand for its products. BPI continues to explore the development of new products that appeal to consumer preference trends while maintaining the product quality standards.

PRODUCT RECALL OR SAFETY CONCERNS MAY ADVERSELY AFFECT FINANCIAL AND OPERATIONAL RESULTS.

BPI may have to recall certain products should they be mislabeled, contaminated or damaged or if there is a perceived safety issue. A perceived safety issue, product recall or an adverse result in any related litigation could have a material adverse effect on BPI's operations, financial condition and financial results.

LOSS OF  FACILITIES  COULD  ADVERSELY  AFFECT BPI'S  FINANCIAL  AND  OPERATIONAL
RESULTS.

BPI currently has two production facilities: the Jefferson Street Bakery and the Mt. Pleasant Street Bakery. The loss of either of the facilities could have an adverse impact on BPI's operations, financial condition and results of operations.

INCREASES IN LOGISTICS AND OTHER TRANSPORTATION-RELATED COSTS COULD MATERIALLY ADVERSELY IMPACT BPI'S RESULTS OF OPERATIONS.

BPI's ability to competitively serve its customers depends on the availability of reliable and low-cost transportation. BPI uses trucks to bring its products to market. Disruption to the timely supply of these services or increases in the cost of these services for any reason, including availability or cost of fuel, regulations affecting the industry, or labor shortages in the transportation industry, could have an adverse effect on BPI's ability to serve its customer, and could materially and adversely affect BPI's business, financial condition and results of operations.

             RISK FACTORS AFFECTING EPIC SPORTS INTERNATIONAL, INC.

IF EPIC SPORTS INTERNATIONAL, INC. ("ESI") FAILS TO MEET CERTAIN MILESTONES RELATED TO ITS INTELLECTUAL PROPERTY LICENSES, ESI COULD FORFEIT LICENSE RIGHTS WHICH ARE IMPORTANT TO ITS BUSINESS.

ESI relies on license agreements with Volkl and Boris Becker. If ESI is not able to meet its obligations under these agreements and any agreement is terminated, ESI would forfeit the licenses granted under such agreement. In such event, this would have a material and adverse impact on its operations and profitability.

THE SUCCESS OF ESI DEPENDS TO A LARGE EXTENT ON THE NAME AND REPUTATION OF VOLKL AND BORIS BECKER.

If either Mr. Becker's or Volkl's public image were to become tarnished or damaged in any material way, it could have an adverse impact on the sales and business of ESI.

ESI'S COMPETITORS MAY INDEPENDENTLY DEVELOP SIMILAR PRODUCTS AND TECHNOLOGIES.

ESI may not be able to prevent competitors from independently developing or selling similar or duplicative products and services. There can be no assurance that the resources invested by ESI will adequately deter misappropriation or improper use ESI's technology. Also, there can be no assurances that ESI will be able to obtain or re-new from third parties the licenses it needs in the future, and there is no assurance that such licenses can be obtained on reasonable terms.

CURRENCY FLUCTUATIONS MAY IMPACT FINANCIAL AND OPERATIONAL RESULTS.

ESI has entered into certain agreements which are payable in Euros ((euro)). Currency fluctuations are often volatile and could have an impact on ESI's financial and operational results.

POSSIBLE DECREASE IN THE AMOUNT OF TENNIS PLAYED BY CONSUMERS.

ESI's revenues are completely driven from sales of tennis related products and the demand for these products is directly related to the number of tennis players and the overall popularity of tennis. Tennis products are recreational in nature and are therefore discretionary purchases for customers. Consumers are generally more willing to make discretionary purchases of tennis products during favorable economic conditions and when consumers are feeling confident and prosperous. If there was a decrease in consumer spending and increase in unemployment, tennis players may decrease the amount of tennis they play as well as the amount of tennis-related products they purchase. If tennis participation decreases, sales of our products may be adversely affected.

DEPENDENCE ON KEY PERSONNEL AND ENDORSEMENTS.

ESI's success depends to an extent upon the performance of Sean Frost and Brian Dillman, who are responsible for all sales efforts. The loss or unavailability of either Mr. Frost or Mr. Dillman could adversely affect ESI's business and prospects. In addition, there is strong competition for qualified personnel in the tennis racquet industry, and the inability to continue to attract, retain and motivate key personnel could adversely affect ESI's business, operating results and/or financial condition.

ESI has entered into endorsement agreements with tennis professionals such as Liezel Huber, and others. The loss of one or more of these endorsement arrangements could adversely affect its marketing and sales efforts and, accordingly, ESI's business, operating results and/or financial condition. Poor decisions by professionals sponsored by ESI could result in negative publicity. No assurance can be given that ESI's business would not be adversely affected in a material way by such negative publicity or by the failure of ESI's known professional endorsers to carry and use its products.

EFFECTIVENESS OF MARKETING STRATEGY.

ESI has designed a marketing strategy to include advertising efforts in multiple media avenues such as product education for the consumer through an internet website, publications including periodicals and brochures and social media. There can be no assurances that our marketing strategy will be effective or that increases in the levels of investments in advertising spending will result in material fluctuations in the sales of our products.

              RISK FACTORS AFFECTING IMPERIA MASONRY SUPPLY CORP..

IMPERIA MASONRY SUPPLY CORP. ("IMSC") DEPENDS ON CONSTRUCTION ACTIVITY LEVELS.

IMSC's operating results depend on residential, commercial and governmental construction activity and spending levels which tend to be cyclical. Construction activity and spending levels are influenced by interest rates, inflation, environmental laws and regulations, employment levels and the availability of funds for construction projects. Economic downturns may lead to recessions in the construction industry, either in individual markets or nationally. These cyclical downturns in construction activity, which are beyond IMSC's control, may significantly affect IMSC's business.

CONSTRUCTION IS DEPENDENT UPON THE OVERALL U.S. ECONOMY WHICH REMAINS WEAK AND COULD WEAKEN FURTHER.

Commercial and residential construction levels generally move with economic cycles; when the economy is strong, construction levels rise and when the economy is weak, construction levels fall. The overall U.S. economy has been hurt by changes in the financial services sector and the resulting constraints on credit availability. The overall weakness in the economy and the uncertainty in the credit markets could cause commercial and residential construction to remain at low levels or weaken further, and thereby continue to adversely affect IMSC's sales volumes and earnings. A recessionary economy can also increase the likelihood IMSC will not be able to collect on its accounts receivable from its customers.

ADVERSE WEATHER LESSENS DEMAND FOR IMSC PRODUCTS.

Construction activity, and thus demand for IMSC products, decreases substantially during periods of cold weather, when it snows or when heavy or sustained rains fall. Consequently, demand for IMSC products is significantly lower during the winter, when winter weather significantly curtails construction activity. IMSC's operations are seasonal, with sales generally peaking during the second and third quarters because of normally better weather conditions. However, high levels of rainfall can adversely impact IMSC's operations during these periods as well. Such adverse weather conditions can materially and adversely affect IMSC results of operations and profitability if they occur with unusual intensity, during abnormal periods, or last longer than usual, especially during peak construction periods.

LOSS OF FACILITIES COULD ADVERSELY AFFECT IMSC'S FINANCIAL AND OPERATIONAL RESULTS.

IMSC currently has one production facility in Pelham Manor, NY. The loss of this facility could have an adverse impact on IMSC's operations, financial condition and results of operations.

                 RISK FACTORS AFFECTING TULARE FROZEN FOODS, LLC

FOUR CUSTOMERS ACCOUNTED FOR APPROXIMATELY 90% OF TULARE'S REVENUE FOR THE YEAR ENDED DECEMBER 31, 2010 AND TWO CUSTOMERS ACCOUNTED FOR APPROXIMATELY 92% OF TULARE'S REVENUE FOR THE YEAR ENDED DECEMBER 31, 2009. THE LOSS OF ANY OF THESE CUSTOMERS COULD ADVERSELY AFFECT ITS RESULTS OF OPERATIONS, FINANCIAL CONDITION, AND PROFITABILITY.

In the year ended December 31, 2010, Versa Marketing, Allens Inc., Lakeside Foods, Inc. and CH Belt & Associates, Inc. accounted for approximately 90% of revenue. In the year ended December 31, 2009, Versa Marketing and Allens Inc. accounted for approximately 92% of revenue. The loss of any of these customers would have a materially adverse effect on results of operations and financial condition. At minimum, it would have a materially adverse effect on Tulare's operations during the short-term until it is able to generate replacement customers. Other than their relationship as a customer, none of Versa Marketing, Allens Inc., Lakeside Foods, Inc. and CH Belt & Associates, Inc. are affiliated with the Registrant or Tulare.

LIMITED CURRENT SALES AND MARKETING CAPABILITY.

Though Tulare has key personnel with experience in sales, marketing and distribution to market its products, Tulare must either retain and hire the necessary personnel to distribute and market its products or enter into collaborative arrangements or distribution agreements with third parties who will market such products or develop their own marketing and sales force with technical expertise and supporting distribution capability. There can be no assurance that Tulare will be able to retain or hire the personnel with sufficient experience and knowledge to distribute and market its products or be able to enter into collaborative or distribution arrangements or develop its own sales force, or that such sales and marketing efforts, including the efforts of the companies with which Tulare has entered into collaborative agreements, will be successful.

EXCESS CAPACITY IN THE VEGETABLE INDUSTRY MAY HAVE A DOWNWARD IMPACT ON SELLING PRICE.

Tulare's financial performance and growth are related to conditions in the United States' vegetable growing industry which is a mature industry with a modest growth rate during the last 10 years. Its net sales are a function of product availability and market pricing. In the vegetable farming industry, product availability and market prices tend to have an inverse relationship: market prices tend to decrease as more product is available and to increase if less product is available. Product availability is a direct result of plantings, growing conditions, crop yields and inventory levels, all of which vary from year to year. Moreover, vegetable production outside the United States, particularly in Europe, Asia and South America, is increasing at a time when worldwide demand is being impacted by the global economic slowdown. These factors may have a significant effect on supply and competition and create downward pressure on prices. In addition, market prices can be affected by the planting and inventory levels and individual pricing decisions of our competitors. Generally, market prices in the vegetable industry adjust more quickly to variations in product availability than an individual processor can adjust its cost structure; thus, in an oversupply situation, a producer's margins likely will weaken. Tulare typically has experienced lower margins during times of industry oversupply.

GROWING CYCLES AND ADVERSE WEATHER CONDITIONS MAY DECREASE TULARE'S RESULTS FROM OPERATIONS.

Tulare's operations are affected by the growing cycles of the vegetables it processes. When the vegetables are ready to be picked, Tulare must harvest and process them quickly or forego the opportunity to process fresh picked vegetables for an entire year. Tulare sets its planting schedules without knowing the effect of the weather on the crops or on the entire industry's production. Weather conditions during the course of each vegetable crop's growing season will affect the volume and growing time of that crop.

INCREASES IN LOGISTICS AND OTHER TRANSPORTATION-RELATED COSTS COULD MATERIALLY ADVERSELY IMPACT TULARE'S RESULTS OF OPERATIONS.

Tulare's ability to competitively serve its customers depends on the availability of reliable and low-cost transportation. Tulare uses multiple forms of transportation to bring its products to market including rail cars and trucks. Disruption to the timely supply of these services or increases in the cost of these services for any reason, including availability or cost of fuel, regulations affecting the industry, or labor shortages in the transportation industry, could have an adverse effect on Tulare's ability to serve its customers, and could materially and adversely affect Tulare's business, financial condition and results of operations.

IF TULARE IS SUBJECT TO PRODUCT LIABILITY CLAIMS, TULARE MAY INCUR SIGNIFICANT AND UNEXPECTED COSTS AND TULARE'S BUSINESS REPUTATION COULD BE ADVERSELY AFFECTED.

A product liability judgment against Tulare could also result in substantial and unexpected expenditures, affect consumer confidence in its products, and divert management's attention from other responsibilities. Product liability claims may also lead to increased scrutiny by federal and state regulatory agencies and could have a material adverse effect on Tulare's financial condition and results of operation. Although Tulare maintains product liability insurance coverage, there can be no assurance that this level of coverage is adequate or that it will be able to continue to maintain its existing insurance or obtain comparable insurance at a reasonable cost, if at all. A product recall or a partially or completely uninsured judgment against Tulare could materially and adversely affect its business, financial condition and results of operations.

TULARE GENERATES AGRICULTURAL FOOD PROCESSING WASTES AND ARE SUBJECT TO SUBSTANTIAL ENVIRONMENTAL REGULATION.

As a food processor, Tulare regularly disposes of produce wastes (silage) and processing water as well as materials used in plant operation and maintenance, and its plant boilers, which generate heat used in processing, produce generally small emissions into the air. These activities and operations are regulated by federal and state laws and the respective federal and state environmental agencies. Occasionally, Tulare may be required to remediate conditions found by the regulators to be in violation of environmental law or to contribute to the cost of remediating waste disposal sites, which Tulare neither owned nor operated, but in which, Tulare and other companies deposited waste materials, usually through independent waste disposal companies. Future possible costs of environmental remediation, contributions and penalties could materially and adversely affect the business, financial condition and results of operations.

TULARE  MAY  UNDERTAKE   ACQUISITIONS  OR  PRODUCT   INNOVATIONS  AND  MAY  HAVE
DIFFICULTIES INTEGRATING THEM OR MAY NOT REALIZE THE ANTICIPATED BENEFITS.

In the future, Tulare may undertake acquisitions of other businesses or introduce new products, although there can be no assurances that these will occur. Such undertakings involve numerous risks and significant investments.

There can be no assurance that Tulare will be able to identify and acquire acquisition candidates on favorable terms, to profitably manage or to successfully integrate future businesses it may acquire or new products it may introduce without substantial costs, delays or problems. Any of these outcomes could materially and adversely affect Tulare's business, financial condition and results of operations.

TULARE IS DEPENDENT UPON ITS WORKFORCE AND ANY INABILITY TO HIRE SUFFICIENT EMPLOYEES MAY ADVERSELY AFFECT ITS BUSINESS.

Tulare is located in a rural community that may not have sufficient labor pools, requiring it to hire employees from other regions. An inability to hire and train sufficient employees could materially and adversely affect Tulare's business, financial condition and results of operations.

THE PERISHABLE AGRICULTURAL COMMODITIES ACT (PACA) OF 1930 LITIGATION MAY HARM TULARE'S BUSINESS OR OTHERWISE DISTRACT ITS MANAGEMENT.

PACA regulates the buying and selling of fresh and frozen fruits and vegetables to prevent unfair trading practices and to assure that sellers will be paid promptly. Substantial, complex or extended PACA litigation could cause Tulare to incur large expenditures and distract Tulare's management. PACA disputes from time to time with customers or other third parties are not uncommon in Tulare's industry, and there is no assurance that that Tulare will always be able to resolve such disputes on favorable terms and the failure to do so could materially and adversely affect Tulare's business, financial condition and results of operations.

LOSS OF FACILITY COULD ADVERSELY AFFECT TULARE'S FINANCIAL AND OPERATIONAL RESULTS.

Tulare currently has a production facility in Lindsay, California. The loss of this facility would have an adverse impact on Tulare's operations, financial condition and results of operations.

                   RISK FACTORS AFFECTING TYREE HOLDINGS CORP.

FAILURE TO COMPLETE A PROJECT TIMELY OR FAILURE TO MEET A REQUIRED PERFORMANCE STANDARD ON A PROJECT COULD CAUSE TYREE TO INCUR A LOSS WHICH MAY AFFECT OVERALL PROFITABILITY.

Completion dates and performance standards may be important requirements to a client on a given project. If Tyree is unable to complete a project within specified deadlines or fails to meet performance criteria set forth by a client, additional costs may be incurred by Tyree or the client may hold Tyree responsible for costs they incur to rectify the problem. The uncertainty involved in the timing of certain projects could also negatively affect the Tyree's staff utilization, causing a drop in efficiency and reduced profits.

SUBCONTRACTOR PERFORMANCE AND PRICING COULD EXPOSE TYREE TO LOSS OF REPUTATION AND ADDITIONAL FINANCIAL OR PERFORMANCE OBLIGATIONS THAT COULD RESULT IN REDUCED PROFITS OR LOSSES.

Tyree often hires subcontractors for its projects. The success of these projects depends, in varying degrees, on the satisfactory performance of its subcontractors and Tyree's ability to successfully manage subcontractor costs and pass them through to its customers. If Tyree's subcontractors do not meet their obligations or Tyree is unable to manage or pass through costs, it may be unable to profitably perform and deliver contracted services. Under these circumstances, Tyree may be required to make additional investments and expend additional resources to ensure the adequate performance and delivery of the contracted services. In addition, the inability of its subcontractors to adequately perform or Tyree's inability to manage subcontractor costs on certain projects could hurt Tyree's competitive reputation and ability to obtain future projects.

TYREE'S SERVICES COULD EXPOSE IT TO SIGNIFICANT LIABILITY NOT COVERED BY INSURANCE.

The services provided by Tyree expose it to significant risks of professional and other liabilities. In addition, Tyree sometimes assumes liability by contract under indemnification provisions. Tyree is unable to predict the total amount of such potential liabilities. Tyree has obtained insurance to cover potential risks and liabilities. However, insurance may be inadequate or unavailable in the future to protect Tyree for such liabilities and risks.

ENVIRONMENTAL  AND  POLLUTION  RISKS  COULD  POTENTIALLY  IMPACT  OUR  FINANCIAL
RESULTS.

Tyree is exposed to certain environmental and pollution risks due to the nature of some of the contract work it performs. Costs associated with pollution clean up efforts and environmental regulatory compliance have not yet had a material adverse impact on its capital expenditures, earnings, or competitive position. However, the occurrence of a future environmental or pollution event could potentially have an adverse impact.

TYREE INCURS SUBSTANTIAL COSTS TO COMPLY WITH ENVIRONMENTAL REQUIREMENTS. FAILURE TO COMPLY WITH THESE REQUIREMENTS AND RELATED LITIGATION ARISING FROM AN ACTUAL OR PERCEIVED BREACH OF SUCH REQUIREMENTS COULD ALSO SUBJECT US TO FINES, PENALTIES, JUDGMENTS AND IMPOSE LIMITS ON TYREE'S ABILITY TO EXPAND.

Tyree is subject to potential liability and restrictions under environmental laws, including those relating to treatment, storage and disposal of gasoline, discharges to air and water, and the remediation of contaminated soil, surface water and groundwater. If Tyree does not comply with the requirements that apply to a particular site or if it operates without necessary approvals or permits, Tyree could be subject to civil, and possibly criminal, fines and penalties, and may be required to spend substantial capital to bring an operation into compliance or to temporarily or permanently discontinue activities, and/or take corrective actions. Those costs or actions could be significant and impact Tyree's results of operations, cash flows and available capital.

In addition to the costs of complying with environmental laws and regulations, Tyree may incur costs defending against environmental litigation brought by governmental agencies and private parties. Tyree may be in the future be a defendant in lawsuits brought by parties alleging environmental damage, personal injury, and/or property damage, which may result in us incurring significant liabilities.

ADVERSE WEATHER LESSENS DEMAND FOR TYREE'S SERVICES.

Demand for Tyree's services, decreases substantially during periods of cold weather, when it snows or when heavy or sustained rains fall. Consequently, demand for Tyree's services are significantly lower during the winter. High levels of rainfall can also adversely impact operations during these periods as well. Such adverse weather conditions can materially and adversely affect Tyree's results of operations and profitability if they occur with unusual intensity, during abnormal periods, or last longer than usual.

DEPENDENCE ON KEY PERSONNEL HOLDING LICENSES, PERMITS AND CERTIFICATIONS.

Tyree's success depends to an extent upon the performance of its managers, some of whom hold certain licenses, permits and certifications. The loss or inability to replace these managers holding the licenses, permits or certifications necessary to conduct Tyree's business, could adversely affect its business and prospects and operating results and/or financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

ITEM 2. PROPERTIES

a) Registrant occupies space in a suite subleased by Capstone Business Credit, LLC and Capstone Capital Group I, LLC at 1350 Avenue of the Americas, 24th Floor, New York, NY 10019. This space is provided to the Registrant as part of a management fee charge and is currently suitable for the Registrant's operations.

b) Baker's Pride, Inc.'s corporate headquarters is located at 3400 Mt. Pleasant St., Burlington, Iowa, which is an industrial warehouse building baking facility. Additionally, Baker's Pride, Inc. has locations at 834 Jefferson Street, Burlington, Iowa, a light manufacturing baking facility, and 915 Maple Street, Burlington, Iowa, a commercial building with unoccupied retail space. All three locations are leased from Amincor Other Assets, Inc., are partially utilized and are currently suitable for Baker's Pride, Inc.'s operations.

c) Epic Sports International, Inc.'s sales office is located at 6450 Lusk Boulevard, Suite D103 & E204, San Diego, California under a lease agreement. Epic Sports International, Inc.'s property is currently suitable for its operations.

d) Masonry Supply Holding Corp., through its subsidiary, Imperia Masonry Supply Corp., operates a masonry retail store and block manufacturing plant at 57 Canal Road, Pelham Manor, New York. Amnicor Other Assests, Inc. holds the first mortgage on the property. Imperia Masonry Supply Corp. believes that the property is currently suitable for its operations.

e) Tulare Holdings, Inc., through its subsidiary, Tulare Frozen Foods, LLC, operates a vegetable processing facility on a 35 acre site located at 650 West Tulare Road, Lindsay, California. Tulare Frozen Foods, LLC operates this facility under a lease agreement assigned to Amincor Other Assets, Inc. expiring December 31, 2028 at an annual rent of $280,000. The lease is at fair market rates. The facility is partially utilized and is currently suitable for Tulare Frozen Foods, LLC's operations.

f) Tyree Holdings Corp.'s executive offices are located at 300 Midlantic Drive, Unit 105, Mount Laurel, New Jersey under a lease agreement. Tyree leases additional locations in New York, Connecticut, Pennsylvania and Massachusetts, as well as a satellite office in Southern California. Tyree Holdings Corp. believes that each of the properties is currently suitable for its operations.

ITEM 3. LEGAL PROCEEDINGS

Counsel for the former President of Imperia Masonry Supply Corp. has indicated an intent to file suit against Imperia Masonry Supply Corp. The allegations of such potential action are unknown to management at this point. The Company will disclose any litigation which results in the future. Management believes any claims made by the former President will be deemed frivolous and will have little or no impact on Imperia Masonry Supply Corp. or Amincor, Inc.

Capstone Business Credit, LLC, a related party, is the plaintiff in a foreclosure action against Imperia Family Realty, LLC and has been granted a Judgment of Foreclosure. A former principal of Imperia Bros. Inc. filed a countersuit in response to the foreclosure action. Capstone Business Credit, LLC believes this countersuit, which is being contested, is frivolous and will not be successful.

Management believes the litigation described above will not have a material impact on the Registrant or its related subsidiary companies.

Other than noted above, Registrant is not presently a party to any litigation, claim or assessment against it, and is unaware of any unasserted claim or assessment which will have a material effect on the financial position or future operations of Registrant. No director, executive officer or affiliate of the Registrant or owner of record or beneficially of more than five percent of the Registrant's common stock is a party adverse to Registrant or has a material interest adverse to Registrant in any proceeding.

ITEM 4. (REMOVED AND RESERVED)

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

There is currently no public market for our common stock. Our common stock is not listed on any securities exchange or inter-dealer quotation system at the present time. We are not certain whether a trading market will develop for our common stock, or if it develops whether the trading market will be sustained. Investors in our common stock must be prepared to bear the entire economic risk of an investment in our common stock for an indefinite period of time.

HOLDERS

As of April 15, 2011, there were 52 Class A stockholders of record, owning all of the 7,478,409 issued and outstanding shares of our Class A common stock; there were 68 institutional shareholders of record owning all of the 21,176,262 issued and outstanding shares of our Class B non-voting common stock and there were 36 institutional shareholders of record owning all of the 1,752,823 issued and outstanding shares of our Preferred Stock.

Amincor's Class B Common and Preferred shares were issued to its stockholders based upon their investments in the Capstone Funds, as of December 31, 2009. In exchange for their interests in the Capstone Funds, the investors in the Capstone Funds received shares in Amincor based on the net asset value of their interests in the Capstone Funds. A share price of $100.00 for Preferred Stock and of $10.00 for Class B non-voting common stock was established for the purpose of issuing shares in Amincor to the investors of the Capstone Funds in proportion to their respective interests in the Funds and was not indicative of the actual value of the stock at the time of issuance.

DIVIDENDS

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data derived from the audited consolidated financials of the Company for each of the years ended December 31, 2008, 2009 and 2010 and should be read in conjunction with those statements, which are included in this Annual Report on Form 10-K. The consolidated financial statements have been audited by Rosen Seymour Shapss Martin & Company LLP.

                                                            (In thousands, except for per share data)
                                                                    Year Ended December 31,
                                                    --------------------------------------------------------
                                                        2010                  2009                  2008
                                                    ------------          ------------          ------------
Net revenues                                        $     86,060          $     82,129          $     73,045
                                                    ============          ============          ============

Loss from operations                                $     (6,447)         $     (4,336)         $     (6,316)
                                                    ============          ============          ============

Net loss                                            $     (7,727)         $    (13,046)         $    (11,309)
                                                    ============          ============          ============

Net loss attributable to Amincor shareholders       $     (7,456)         $    (12,320)         $    (10,740)
                                                    ============          ============          ============

Per Share Information - basic and diluted loss from operations:

Net loss per share                                  $      (0.26)         $      (0.87)         $      (0.76)
                                                    ============          ============          ============

Weighted average common shares outstanding          $ 29,054,908          $ 14,126,820          $ 14,126,820
                                                    ============          ============          ============
Balance Sheet Data:

Total assets                                        $     80,418          $     63,742          $     63,075
                                                    ============          ============          ============
Total long-term obligations                         $      2,342          $      2,235          $      5,062
                                                    ============          ============          ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements and notes related thereto, and other more detailed financial information appearing elsewhere in this Annual Report on Form 10-K. Consequently, you should read the following discussion and analysis of our financial condition and results of operations together with such financial statements and other financial data included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

                      AMINCOR CONTRACT ADMINISTRATORS, INC.

Amincor Contract Administrators, Inc. had minimal or no operations in 2010.

                           AMINCOR OTHER ASSETS, INC.

Amincor Other Assets, Inc. had minimal or no operations in 2010.

                               BAKER'S PRIDE, INC.

SEASONALITY

Seasonality does not influence revenue or results in BPI's present operation; however, as BPI expands and diversifies into additional categories seasonality will become more of a factor.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NET REVENUE

Net revenue for the year ended December 31, 2010 totaled $13,292,090 compared to $13,345,574 for the year ended December 31, 2009, a decrease of $53,484 or approximately 0.4%. All revenue was generated by BPI's Jefferson Street Bakery, Inc. as the Mt. Pleasant facility is awaiting funds to complete start-up of donut, brownie and cookie production.

There were two unusual events that negatively affected sales during the period: a flash flood at the Jefferson Street Bakery on May 13, 2010 which resulted in 6 days of lost production and sales totaling $227,375; on December 24, 2010 a fire in a neighboring building to the Jefferson Street Bakery resulted in lost production and sales of $23,695. Had these unusual events not occurred sales for the year ended December 31, 2010 would have been $13,543,160; an increase of $197,586 or approximately 1.5%.

Bread sales for year ended December 31, 2010 totaled $12,274,475 compared to $12,171,169 for year ended December 31, 2009, a increase of $103,306 or approximately 0.8%. This increase was primarily due to an increase in produced units and less waste in manufacturing. Donut sales for year ended December 31, 2010 totaled $1,018,107 compared to $1,174,801 for the year ended December 31, 2009, a decrease of $156,694 or approximately 13.3%. This decrease was primarily due to one of our clients divisions discontinued our donuts to test a competitors donuts.

There was a great deal of increased competitive pressure in the markets we service; as bakers of branded bread and bun products sought to take back market share that they have lost to private label bakeries over the past several years. Their announced strategy was to do this by running very aggressive promotions; which proved to be very negative to their operating profits. This increase in competitive pressure did not result in loss of BPI's bread sales; but did limit pricing adjustments in the Fourth Quarter of 2010.

COST OF REVENUE

Cost of revenue for the year ending December 31, 2010 totaled $9,120,205 or approximately 68.6% of net revenue compared to $9,154,517 or 68.6 % of net revenue for the year ending December 31, 2009, a decrease of $34,312 or approximately 0.4%. Cost of Revenue benefited from the following efficiencies: a new benefit package was installed that required more employee cost participation and modified work schedules at the Jefferson Street Bakery resulted in a reduction of the number of employees and supervisors required. The resulting savings for the year December 31, 2010 compared to the year ending December 31, 2009 for direct labor was $97,563 a reduction in direct labor of approximately 3.3%.

Moderating input costs in the first half of the 2010 reduced cost of revenue for that period; but a drought in Russia and Ukraine in August of 2010 caused wheat, grain and subsequently flour prices to surge dramatically. Even with BPI taking a multi month flour position earlier in 2010 that offered price protection; the benefit of the moderating input costs early in the year were effectively negated.

In the fourth quarter of 2010, the weakness of the dollar, increased demand and speculation added to price increases that were a result of the Russian drought and added even more volatility to input costs. Additional input costs in late October, November and December collectively amounted to approximately $110,000; which BPI was not able to pass along to its customers due to competitive pressure.

Prior to year end, BPI began the process of reviewing wholesale prices with customers as Management sought to compensate for the increased input costs. A 7% wholesale price was instituted in March 2011.

OPERATING EXPENSE

Operating expenses for the year ended December 31, 2010 totaled $3,964,582 or approximately 29.8% of net revenue compared to $4,319,410 or approximately 32.4% of net revenue for the year ended December 31, 2009, a decrease of $354,828 or approximately 8.2%. The decrease in operating expenses during fiscal 2010 was a primarily a result of a voluntary reduction in salary from the executive and administration staff. Executive and administration salaries for the year ended

December 31, 2010 totaled $768,495 compared to $1,065,381 for the year ending December 31, 2009, a decrease of $296,886 or approximately 27.9%.

INCOME (LOSS) FROM OPERATIONS

Profit from operations for the year ended December 31, 2010 totaled $207,303 or approximately 1.6% of net revenue compared to loss from operations of ($128,353) or approximately (0.1%) of net revenue for the year ended December 31, 2009, a decrease in net loss of $335,656. The decrease in loss from operations was primarily due to aforementioned cost of revenue decreases and general and administration expenses decreases.

INTEREST AND OTHER EXPENSES (INCOME)

Interest and other expenses (income) for the year ended December 31, 2010 totaled $476,916 or approximately 3.6% of net revenue compared to interest and other expenses (income) of $654,844 or approximately 4.9% of net revenue for the year ended December 31, 2009, a decrease in interest and other expenses of $177,928, or approximately 27.2%.

Other income for the year ended December 31, 2010 totaled ($102,776) compared to other income of ($77,100) for the year ended December 31, 2009, an increase in other income of $25,676 or approximately 33.3%. The increase in other income was a result of insurance payments for a portion of the loss due to the flashflood.

Interest and other expenses for the year ended December 31, 2010 totaled $579,692 compared to interest and other expenses of $731,944 for the year ended December 31, 2009, a decrease of $152,252 or approximately 20.8%. The decrease in interest and other expenses was primarily due to a decrease in the interest rate on the financing agreements.

NET LOSS

Net loss for the year ended December 31, 2010 totaled $269,613 compared to net loss of $783,197 for the year ended December 31, 2009, a decrease in net loss of $513,584 or approximately 65.6%. The decrease in net loss was primarily due to stable sales even with several unusual events, the aforementioned decrease in cost of revenue as a result of efficiencies that more than offset the increase in input costs, a decrease in operating expenses and an increase in other income that more than offset the increase in other expenses.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note: The Twelve Months Ended December 31, 2008 contains a 7.9 month stub period from January 1, 2008 through August 28, 2008. Although the results include operations from August 28, 2008, Baker's Pride, Inc. had no activity until October 15, 2008. The Company was unable to obtain financials from the predecessor company, whose books and records were in poor condition. As such, the financials for the year ended December 31, 2008 have been annualized for the purposes of comparison.

                                      As Audited              Annualized
                                         2008                    2008
                                     ------------            ------------

    Net Sales                        $  2,888,904            $ 13,506,564

    Cost of Sales                       2,189,976              10,238,849
    % of Sales                               75.8%                   75.8%
                                     ------------            ------------
    Gross Profit                          698,928               3,267,715
    % of Sales                               24.2%                   24.2%

    SG&A Expenses                         979,336               4,578,714
    % of Sales                               33.9%                   33.9%
                                     ------------            ------------
    Loss from Operations
                                         (280,408)             (1,310,998)
    % of Sales                               -9.7%                   -9.7%

    Other Expenses (Income)                73,903                 345,521
    % of Sales                                2.6%                    2.6%
                                     ------------            ------------
    Net Loss                         $   (354,311)           $ (1,656,519)
                                     ============            ============
    % of Sales                              -12.3%                  -12.3%

NET REVENUE

Net revenue for the year ended December 31, 2009 totaled $13,345,574 compared to $13,506,564 annualized amounts for the year ended December 31, 2008, a decrease of $160,990 or approximately 1.2%.

COST OF REVENUE

Cost of revenue for the year ending December 31, 2009 totaled $9,154,517 or approximately 68.6% of net revenue compared to $10,238,849 or 75.8% of the annualized net revenue for the year ending December 31, 2008, a decrease of $1,084,332 or approximately 10.6%.

OPERATING EXPENSE

Operating expenses for the year ended December 31, 2009 totaled $4,319,410 or approximately 32.4% of net revenue compared to $4,578,714 or approximately 33.9% of the annualized net revenue for the year ended December 31, 2008, a decrease of $259,304 or approximately 5.7%.

LOSS FROM OPERATIONS

Loss from operations for the year ended December 31, 2009 totaled $128,353 or approximately 1.0% of net revenue compared to an annualized loss from operations of $1,310,998 or approximately 9.7% of the annualized net revenue for the year ended December 31, 2008, a decrease in net loss of $1,182,645 or approximately 90.2%.

OTHER EXPENSES (INCOME)

Other expenses (income) for the year ended December 31, 2009 totaled $654,844 or approximately 4.9% of net revenue compared to other expenses (income) of $345,521 or approximately 2.6% of the annualized net revenue for the year ended December 31, 2008, an increase in other expenses (income) of $309,323, or approximately 89.5%.

NET LOSS

Net loss for the year ended December 31, 2009 totaled $783,197 compared to an annualized net loss of $1,656,519 for the year ended December 31, 2008, a decrease in net loss of $873,322 or approximately 52.7%.

                         EPIC SPORTS INTERNATIONAL, INC.

SEASONALITY

The tennis industry is seasonal, based on the factors including the weather and the various climates of the markets we serve. Internationally, the tennis season peaks between March and November. The season is similar in the U.S., however it starts earlier in the year, during February, for the Southern states. The ordering cycle for the international markets occurs in the Fall for Spring deliveries to retail accounts. In the U.S., pre-orders are taken 2 - 3 months prior to products being available for delivery to retailers.

ESI's sales are typically front loaded in the year, with approximately 60% of sales occurring in the first half and the remaining 40% in the second half. Sales are also affected by the launch of new products and the timing of those launches. There are typically two launch periods per year: Spring/ Summer and Fall/ Winter. The Spring/ Summer launch is typically the larger of the two with more products and marketing efforts when compared to the Fall/ Winter launch. Other spikes in tennis product sales occur around the Grand Slam Tournaments, which occur in January, May, July and September. Media exposure and tennis participation both increase between 35% - 50% during these periods.

DUE FROM FACTOR (RECEIVABLES)

In February 2007 ESI entered into a factoring agreement with Capstone Business Credit, LLC. ("Factor"). Under the terms of the agreement the Factor agreed to purchase the eligible receivables at the calculated borrowing base (80% of the aggregate value of all eligible receivables) for the then immediately preceding calculation period.

A 2% commission was charged on all receivables purchased by the Factor. The annual minimum commission under the agreement was $131,200 in all years.

The factoring agreement was terminated in November 2010, when ESI entered into a strategic alliance agreement with Samsung C&T America, Inc. Under the terms of the agreement, ESI acts as a brand manager and sales agent for Boris Becker and Volkl products, while Samsung will purchase and ship inventory, bill for product sales and collect the resulting receivables. As compensation for the services to be rendered by ESI, it will be paid a commission on a monthly basis equal to 21% of the net invoice amount billed to customers after certain adjustments and chargebacks, as defined in the agreement, have been applied.

In exchange for its services, Samsung will earn 10% of the gross invoice amount on domestic orders and 6% of the gross invoice amount on international orders.

INVENTORY

There was no inventory as of December 31, 2010, having been sold in November 2010 to Samsung under the financing arrangement. Prior to November 2010, inventory consisted of finished goods, and was valued at the lower of cost or market using the first-in, first-out method. Market was determined based on net realizable value with appropriate consideration given to obsolescence, excessive levels and other market factors. An inventory reserve was recorded wherever the carrying amount of the inventory exceeded its estimated market value.

LIQUIDITY

ESI has incurred losses and negative cash flows from operations for the years ended December 31, 2010, 2009 and 2008. As a result, ESI has taken steps to improve its liquidity including converting to a more efficient Xperia accounting system, partnering with Samsung C&T America, consolidating operations and seeking additional operational efficiencies where available. ESI has proven to possess the ability to generate sales when products are available and in stock. During the period between July and September of 2010, ESI had over $800,000 worth of orders in house, but were unable to deliver based on the cash flow difficulties and lack of available working capital. These shortages resulted in cancelled orders, a delayed start to the 2011 season and damaged vendor relationships.

CAPITAL RESOURCES

On September 30, 2008, the ESI entered into an amended purchase order financing agreement with a related party ("lender") which matures on September 30, 2013. Under the agreement, ESI is allowed to take advances in an amount equal to the lesser of (a) $1,165,976 or (b) the borrowing base for the then immediately preceding calendar month.

Payment on advances are due on the earlier of sixty days from the date of an advance or the day on which any of the goods paid for by an advance are shipped to a customer. The advances bear interest at a rate of 16% per annum (over a 360 day period) and do not begin to accrue any interest until the 31st day following the date on which such advance was made. If ESI is in default of the agreement, the advances bear interest at a rate of 24% per annum (over a 360 day period). The purchase money advances are secured by a promissory note from ESI covering the entire amount.

Additionally, under the terms of the agreement the lender may issue letters of credit in favor of ESI's suppliers in order to enable ESI to acquire merchandise. The letters of credit bear interest at annual rates of 1.50% for the first 30 days that the letter of credit is outstanding and 0.75% for every 14 days thereafter that such letter of credit remains outstanding.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NET REVENUE

Net revenue for the year ended December 31, 2010 totaled $3,233,925 compared to $3,803,853 for the year ended December 31, 2009, a decrease of $569,928 or approximately 15.0%. The decrease is primarily due to cash flow constraints which has led some of ESI's main suppliers to hold back products for which there were customer orders. In addition, for November and December 2010, ESI earned commissions of only $128,537 due to the implementation of the Samsung C&T Strategic Alliance Agreement. As a result of the cash flow constraints, there has not been a sufficient amount of product to sell and international orders have been filled from the U.S. supply. During 2010, some markets including the U.K., Spain, and Germany were in constant need of additional products. Due to the lack of available product and steady growth of new distributors in Europe, demand slowed as products were sought from competitors. The effect of this on 2010's business was a loss of sales and a projected three month delay to the beginning of the Spring 2011 season.

COST OF REVENUE

Cost of revenue for the year ended December 31, 2010 totaled $2,496,242 or approximately 77.2% of net revenue compared to $2,654,319, or 69.8% of net revenue for the year ended December 31, 2009, a decrease of $158,077 or approximately 6.0%. The decrease in the dollar amount was due to a lower net revenue figure in 2010 than was seen in 2009. Despite the decrease in dollar amount, cost of revenue as a percent of net revenues increased by 9.3% due to an higher level of international sales which is typically carry a lower profit margin when compared to its domestic counterpart. The ratio of sales to distributors outside of the U.S. is higher when compared to sales to distributors within the U.S. which indicates greater competition in the market abroad and is reflected in lower per unit product prices and higher freight expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the year ended December 31, 2010 totaled $2,251,570, or approximately 69.6% of net revenue compared to $2,416,120 or approximately 63.5% of net revenue for the year ended December 31, 2009, a decrease of $164,550 or approximately 6.8%. The decrease in selling, general and administrative expenses during the year ended December 31, 2010 was primarily due to an initiative to control spending; more specifically with emphasis on expenditures related to marketing and promotion expenses. Accordingly, marketing and promotion expenses totaled $62,316 and $229,944 for the years ended December 31, 2010 and 2009, respectively, a decrease of $167,677 or approximately 5.2% of net revenues.

Further  reductions  in expense  are  attributable  to the  relocation  of ESI's headquarters  from Fall  River,  Massachusetts  to New York,  New York  enabling efficiencies resulting in the consolidation of back office operations and personnel. Despite the decrease in dollar amount, selling, general and administrative expenses as a percent of net revenues increased by 7.1% due to increased expenses associated with travel expenditures for Sean Frost and Brian Dillman. Travel and entertainment expenses totaled $192,034 and $108,729, for the years ended December 31, 210 and 2009, respectively, an increase of $83,305 or approximately 77.0%. The increase in travel and entertainment expenses is due to the higher costs associated with traveling internationally as reflective in higher international sales during 2010. In addition, royalty fees for Volkl totaled $192,890 and $89,024 for the years ended December 31, 2010 and 2009, respectively, an increase of $103,866 or approximately 116.7%. The increase in royalty fees for Volkl is due to the increase in royalty rates and minimum royalty payments in accordance with the licensing agreement ESI holds with Volkl.

LOSS FROM OPERATIONS

Loss from operations for the year ended December 31, 2010 totaled $1,513,887, or approximately 46.8% of net revenue, compared to a loss from operations of $1,266,586 or approximately 33.3% of net revenue for the year ended December 31, 2009, an increase in loss from operations of $247,301 or approximately 19.5%. The increase in loss from operations was primarily due to increased international sales and the increase of selling, general, and administrative expenses as a percent of net revenues as noted above.

OTHER EXPENSES

Other expenses for the year ended December 31, 2010 totaled $169,721 compared to other expenses of $966,985 for the year ended December 31, 2009, a decrease in other expenses of $797,264 or approximately 82.4%. The decrease in other expenses was due to decreases attributed to interest payments and fees connected to ESI's purchase order financing agreement in conjunction with a debt to equity conversion that took place on December 31, 2009. Due to this debt to equity conversion, purchase order interest expense on the purchase order financing agreement decreased to $21,286 from $801,290 for the years ended December 31, 2010 and 2009, respectively, a decrease of $780,004 or approximately 97.3%.

NET LOSS

Net loss for the year ended December 31, 2010 totaled $1,683,608 compared to a net loss of $2,233,571 for the year ended December 31, 2009, an improvement of $549,963 or approximately 24.6%. As a percentage of total revenues, the net loss for the year ended December 31, 2010 was approximately 52.1% compared to a percentage of total sales of approximately 58.7% for the year ended December 31, 2009, an improvement of approximately 6.7%. The decrease in net loss is attributable to the decrease in selling, general and administrative expenses as well as the decrease in other expenses as noted above.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note: The Twelve Months Ended December 31, 2008 contains an 8.5 month stub period from January 1, 2008 through September 18, 2008. For comparison purposes, we have included the financials of Epic Sports International, Inc. for the predecessor period January 1, 2008 to September 17, 2008, prior to the acquisition of Epic Sport International, Inc.

NET REVENUE

Net revenue for the year ended December 31, 2009 totaled $3,803,853 compared to $3,315,489 for the year ended December 31, 2008, an increase of $488,364 or approximately 14.7%.

COST OF REVENUE

Cost of revenue for the year ended December 31, 2009 totaled $2,654,319 or approximately 69.8% of net revenue compared to $2,524,915 or 76.2% of net revenue for the year ended December 31, 2008, an increase of $129,404 or approximately 5.1%. The primary reason for this increase was due to a higher sales volume in 2009 when compared to 2008. As a percentage of sales, cost of revenue decreased by approximately 6.2% due to a better mix of inventory in 2009 when compared to 2008. The starting inventory at ESI's inception was sold at a lower margin in order to turn over the existing old inventory and replace it with faster moving inventory.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the year ended December 31, 2009 totaled $2,416,120, or approximately 63.5% of net revenue compared to $1,958,164 or approximately 59.1% of net revenue for the year ended December 31, 2008, an increase of $457,956 or approximately 23.4%.

LOSS FROM OPERATIONS

Loss from operations for the year ended December 31, 2009 totaled $1,266,586, or approximately 33.3% of net revenue, compared to a loss from operations of $1,167,590 or approximately 35.2% of net revenue for the year ended December 31, 2008, a decrease in loss from operations of $98,996 or approximately 8.5%.

OTHER EXPENSES

Other expenses for the year ended December 31, 2009 totaled $966,985 compared to other expenses of $1,350,229 for the year ended December 31, 2008, a decrease in other expenses of $383,244 or approximately 28.4%.

NET LOSS

Net loss for the year ended December 31, 2009 totaled $2,233,571 compared to a net loss of $2,517,819 for the year ended December 31, 2008, a decrease in net loss of $284,248 or approximately 11.3%. As a percentage of total sales, the net loss for the year ended December 31, 2009 was approximately 58.7% compared to a percentage of total sales of approximately 75.9% for the year ended December 31, 2008, an improvement of approximately 17.2%.

                          MASONRY SUPPLY HOLDING CORP.

Note: The below comparative statements compare Masonry Supply Holding Corp. and its subsidiary, Imperia Masonry Supply Corp. (together "IMSC") to Imperia Bros., Inc., IMSC's predecessor entity. Although Imperia Bros., Inc. is a separate operating entity from IMSC, Management believes that the two operations are similar enough in nature that comparative statements can be made between the years ending December 31, 2010 and 2009.

OUR BUSINESS

IMSC's business primarily involves the operation and management of two business units: 1) the manufacturing and sale of concrete block products, and 2) the wholesaling & distribution of other masonry and building materials and supplies. IMSC was incorporated on June 22, 2009 and it assumed assets and certain liabilities of its predecessor entity, Imperia Bros, Inc., on December 31, 2009 in order to restructure and operate as a new and different business concern going forward. As part of IMSC's operational structure and to facilitate a turnaround of operations, IMSC's management changed throughout 2010. This management change had a material effect on operations as the majority of the former senior management team was replaced by a new management team by the end of 2010. The former management team was responsible for deficient inventory management which resulted in a $300,000 write down of inventory value and a reserve of $321,000 for slow moving and obsolete inventory. In addition, the prior management team did not promote preventive maintenance and only allocated funds for repairs when the plant could no longer operate. Additional financial controls were put into place towards the end of 2010 after the majority of the management team was replaced, to rectify deficiencies within the financial controls put into place by the prior management team.

SEASONALITY

IMSC's  revenues are  generally  greater  between  March and November due to the demand for masonry products having a direct correlation with the outdoor construction season in the Northeast. IMSC produces heavily during this period in an effort to keep the proper amount of inventory on hand to meet demand while utilizing the slower season to make improvements and maintain machinery. The demand for concrete blocks and bricks is also heavily dependent on the demands of construction, which is principally driven by trends in residential, commercial and industrial real estate development.

IMSC intends to mitigate some of the seasonality of its business by entering into a hardware cooperation agreement with a notable retail hardware supplier (the "Hardware Supplier") which will assist in promoting sales throughout the year. Management believes that by working with the Hardware Supplier, IMSC will create greater consumer and contractor demand for hardware products offered through the Hardware Supplier and it is anticipated that demand for masonry supplies will increase as well. It is also management's belief that the Hardware Supplier's customers who purchase paint or plumbing supplies in the winter will take notice of IMSC's masonry displays and return in the spring, summer or fall for their masonry related projects. The additional advertising that will occur as a result of the relationship with the Hardware Supplier will also increase
IMSC's visibility to the public and result in increased over all sales. Moreover, IMSC's sales force will be able to sell the Hardware Supplier's products to its existing and new commercial accounts. Any increase in sales will help distribute overhead that has been concentrated in the masonry supply and block manufacturing divisions which should assist in generating additional income.

INVENTORY

IMSC's inventory consists of raw materials and finished goods, and is valued at the lower of cost or market using the average cost method. The inventory account totaled $380,568 and $1,022,057 as of December 31, 2010 and 2009, respectively, a decrease of $641,489 or approximately 62.8%. Inventory amounts are net of an inventory obsolescence reserve of $135,747 and $0 as of December 31, 2010 and 2009, respectively. The decrease is primarily due to cash flow constraints which resulted in some of IMSC's suppliers withholding raw materials and other products needed to produce new inventory and stock third party inventory. As a result, key inventory products and raw materials have been out of stock which has restricted IMSC's ability to produce concrete block and the reselling of other masonry supplies, deterring customers from utilizing IMSC as their one-stop-shop of choice. Additional decreases were due to an obsolete inventory write-off of $199,769 in September of 2010.

LIQUIDITY

IMSC has incurred losses and negative cash flows from operations for the years ended December 31, 2010 and 2009. IMSC has suffered from a lack of liquidity because its plant and equipment are aging and costly to maintain. These additional costs have been reflected in the cost of revenue. It is management's intention is to raise sufficient capital to upgrade the plant and equipment, allowing IMSC to be more competitive within the industry. IMSC has secured a line of credit with Amincor for approximately $1.5 million and is seeking alternative sources of financing for capital expenditures. With the achievement of revenue goals, management believes it has sufficient access to working capital to sustain operations through December 31, 2011.

EXISTING CREDIT FACILITIES

IMSC had entered into an asset based loan with Amincor which bore interest at 16% per annum from January 1, 2010 through September 30, 2010. As of October 1, 2010 the interest rate was reduced to 8.32% per annum. IMSC's asset based loan had an outstanding balance of approximately $1,500,000 as of December 31, 2010.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NET REVENUE

Net revenue for the year ended December 31, 2010 totaled $5,834,782 compared to $10,126,542 for the year ended December 31, 2009, a decrease of $4,291,760 or approximately 42.4%. The decrease is primarily due to the lack of new large projects coupled with cash flow constraints and a change in management. Some of IMSC's suppliers have withheld raw materials and other products as a result of delay in payment. Accordingly, key inventory products and raw materials have been consistently out of stock which has restricted IMSC's ability to produce concrete block and to resell other masonry products which has deterred customers from utilizing IMSC as their one-stop-shop.

COST OF REVENUE

Cost of revenue for the year ended December 31, 2010 totaled $4,965,070 or approximately 85.1% of net revenue compared to $9,642,659, or 95.2% of net revenue for the year ended December, 2009, a decrease of $4,677,589 or approximately 48.5%. The gross profit margin for the year ended December 31, 2010 was approximately 14.9% as compared to 4.8% for the prior year, a 10.1% improvement in margin. During 2010, the monthly rent charged was reduced as Amincor assumed responsibility as lessor to IMSC. Rent expense totaled $307,531 and $1,275,017 for the years ended December 31, 2010 and 2009, respectively, a decrease of $967,536, or approximately 75.8%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the year ended December 31, 2010 totaled $2,997,878, or approximately 51.4% of net revenue compared to $3,132,827 or approximately 30.9% of net revenue for the year ended December 31, 2009, a decrease of $134,949 or approximately 4.3%. The decrease in sales, general and administrative costs during the year ended December 31, 2010 was primarily due to vehicle cost reductions associated with the decrease in customer deliveries and the amount of fleet vehicles utilized.

LOSS FROM OPERATIONS

The  loss  from  operations  for  the  year  ended  December  31,  2010  totaled
$2,128,166, or approximately 36.5% of net revenue, compared to loss from operations of $2,648,944, or approximately 26.2% of net revenue for the year ended December 31, 2009, a decrease in loss from operations of $520,778 or approximately 19.7%. The decrease in loss from operations was primarily due to decreased selling, general and administrative expenses as noted above and an improvement in operating margins reflected in gross profit.

OTHER EXPENSES (INCOME)

Other expenses for the year ended December 31, 2010 totaled $364,694 compared to other expenses of $6,888,710 for the year ended December 31, 2009, a decrease in other expenses of $6,524,016, or approximately 94.7%. The decrease resulted from the cessation of IMSC's factoring agreement in conjunction with a debt to equity conversion which both occurred on December 31, 2009.

NET LOSS

Net loss for the year ended December 31, 2010 totaled $2,492,860 compared to a net loss of $9,537,654 for the year ended December 31, 2009, a decrease of $7,044,794 or approximately 73.9%. The decrease of net loss is primarily attributable to the decrease in selling, general and administrative expenses as well as the decrease in other expenses as noted above.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

An analysis of the year ended December 31, 2009 versus the year ended December 31, 2008 is not available for Masonry Supply Holding Corp. as the first year of operations for IMSC was the year ended December 31, 2010. A comparative statement of operations for the fiscal years ended 2009 and 2008 for IMSC would be solely that of its predecessor entity which is no longer in operation.

                              TULARE HOLDINGS, INC.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2010 AND 2009

NET REVENUE

Net revenue for the year ended December 31, 2010 totaled $10,074,442 compared to $11,324,456 for the year ended December 31, 2009, a decrease of $1,250,014 or approximately 11.0%. The decrease in revenues is attributed to two main factors, continued pressure from import business and a reduced availability of raw product. The continued pressure from imported produce resulted in Tulare's competitors reducing their prices. The price reduction had the largest effect on Tulare's food service related sales which decreased to $7,725,594 for the year ending December 31, 2010 from $9,275,078, a decrease of $1,549,484 or 16.7%.
Weather conditions over the course of the year ended December 31, 2010 resulted in below average temperatures and above average rainfall in California region. The end result of the weather resulted in a lower quantity of harvested product. In addition, Tulare had planned to shift its contracted fall pack spinach business to open market spinach in order to meet sales objectives; this endeavor was affected by the same adverse weather conditions and was unsuccessful as a result.

COST OF REVENUE

Cost of revenue for the year ended December 31, 2010 totaled $9,524,221 or approximately 94.5% of net revenue compared to $10,919,274, or 96.4% of net revenue for the year ended December 31, 2009, a decrease of $1,395,053 or approximately 12.8%. The decrease in the dollar amount was due to reduced production in both spinach and southern greens volume along with favorable cost improvements. Management estimates the cost improvements due to additional machinery efficiency totaled approximately $350,000. The improvements in efficiency were partially offset due to the reduced availability of raw product, forcing Tulare to purchase raw product on the open market and an increase in direct labor costs due to switching staffing agencies. Tulare purchased additional raw product on the open market which negatively affected gross profit by approximately $0.02 per pound purchased, for an aggregate of approximately $90,000. The cost improvements include improved plant efficiency which reduced cost on a per pound basis for all input costs, including raw product, utilities and direct labor. In September 2010, Tulare's direct labor staffing company went out of business which forced Tulare to switch to a more expensive competitor for its direct labor needs. Approximately 80% of the production team was retained in the transition, but the associated direct costs increased by approximately 6%. The entirety of the payroll switch, increased payroll expenses by approximately $45,000 between the years ended December 31, 2010 and 2009. In February 2010, Tulare experienced a power failure which affected the frozen warehouse within Tulare's facility; it was later discovered that the failure was due to incorrectly installed equipment. Tulare has sent a demand for compensation to the company which incorrectly installed the equipment; there has been no repayment of damages to date. An associated insurance claim has been submitted however the matter will not be resolved until 2011. Calculations of the associated damages from the incident totaled approximately $158,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the year ended December 31, 2010 totaled $2,423,496, or approximately 24.1% of net revenue compared to $1,936,173, or approximately 17.1% of net revenue for the year ended December 31, 2009, an increase $487,323 or approximately 25.2%. The increase in selling, general and administrative expenses for the year ended December 31, 2010 was primarily due to increased audit expenses related to the 2010 and 2009 financial statement audits. Audit expense totaled $290,685 and $0 for the years ended December 31, 2010 and 2009, respectively.

LOSS FROM OPERATIONS

Loss from operations for the year ended December 31, 2010 totaled $1,873,275, or approximately 18.6% of net revenue, compared to loss from operations of $ 1,530,991, or approximately 13.5% of net revenue for the year ended December 31, 2009, an increase in loss from operations of $342,284 or approximately 22.4%. The increase in loss from operations was primarily due to increased selling, general and administrative expenses as noted above.

OTHER EXPENSES

Other expenses for the year ended December 31, 2010 totaled $845,254 compared to other expenses of $5,884,810 for the year ended December 31, 2009, a decrease in other expenses of $5,039,556, or approximately 85.6%. The Other expenses category consists entirely of interest expenses. The decrease in the interest expense between the years ending December 31, 2010 and December 31, 2009 was the result of a debt to equity conversion which took place on December 31, 2009.

NET LOSS

Net loss for the year ended December 31, 2010 totaled $2,718,529, or approximately 27.0% of net revenue, compared to a net loss of $7,415,801, or approximately 65.5% of net revenue for the year ended December 31, 2009, a decrease in net loss of $4,697,272 or approximately 63.3%. The decrease in net loss was primarily due to the decrease in other expenses as noted above.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2009 AND 2008

Note: The Twelve Months Ended December 31, 2008 contains a one week stub period from January 1, 2008 through January 8. 2008. There was no significant activity or transactions that took place during this period. The results of operations for this stub period are not included in the year ended December 31, 2008 performance as discussed below.

NET REVENUE

Net revenue for the year ended December 31, 2009 totaled $11,324,456 compared to $11,369,141 for the year ended December 31, 2008, a decrease of $44,685 or approximately 0.4%. Net revenues were relatively unchanged for the years 2009 versus 2008. The net revenues of the spinach line decreased by $561,000 in 2009 as compared to 2008 due to lower tonnage sold in 2009 due to less availability of the spinach crop in 2009. The net revenues of the greens increased by $494,000 in 2009 as compared to 2008 due to higher selling prices and Tulare concentrated on selling greens as a replacement for the broccoli and cauliflower lines. The net revenues of broccoli increased by $164,000 in 2009 as compared to 2008, and the net revenues of cauliflower decreased by $42,000 in 2009 as compared to 2008. Tulare halted the sales of broccoli and cauliflower in October 2009 and June 2009, respectively, since each of these product lines were not profitable. The broccoli line was reopened for the period January through June 2010 for a program for a specific customer, which was profitable to Tulare. Management believes the decrease of $44,685 was due to a decrease in market demand for frozen vegetables during 2009.

COST OF REVENUE

Cost of revenue for the year ended December 31, 2009 totaled $10,919,274 or approximately 96.4% of net revenue compared to $15,490,647, or 136.3% of net revenue for the year ended December 31, 2008, a decrease of $4,571,373 or approximately 29.5%. This decrease was due to improved processes, product quality, and increased recovery rates of raw product, as a result of plant and management improvements in 2009. Raw product purchases were approximately $4.7 million in 2008 as opposed to $3.2 million in 2009, a reduction of $1.5 million. This reduction was the result of negotiated terms with the growers and reductions in raw product losses. Further, reductions in utilities ($2.2 million in 2008, $1.4 million in 2009, a reduction of $800,000), packaging ($2.4 million in 2008, $2.0 million in 2009, a reduction of $400,000) and general expenses ($1.5 million in 2008, $1.1 million in 2009, a reduction of $400,000) contributed to the overall reduction in cost of goods sold, increasing gross profit. Product quality increases associated with the installation of new blancher controls allowed Tulare to better regulate the time required to and temperature at which product was processed, yielding a more efficient use of plant utilities and machinery while increasing the consistency of Tulare's products. Finally, Tulare's raw product recovery rate increased from approximately 70.66% in 2008 to approximately 79.26% in 2009. While still slightly under the industry standard of 80%, the increase associated with the recovery rate translates into approximately 8.6% more finished product utilizing the same raw product inputs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the year ended December 31, 2009 totaled $1,936,173, or approximately 17.1% of net revenue compared to $1,740,050, or approximately 15.3% of net revenue for the year ended December 31, 2008, an increase $196,123 or approximately 11.3%.

LOSS FROM OPERATIONS

Loss from operations for the year ended December 31, 2009 totaled $1,530,991, or approximately 13.5% of net revenue, compared to loss from operations of $ 5,861,556, or approximately 51.6% of net revenue for the year ended December 31, 2008, a decrease in loss from operations of $4,330,565 or approximately 73.9%. This improvement is the result of improved processes, product quality, and increased recovery rates of raw product, as a result of plant and management improvements in 2009.

OTHER EXPENSES

Other expenses for the year ended December 31, 2009 totaled $5,884,810 compared to other expenses of $2,100,760 for the year ended December 31, 2008, an increase in other expenses of $3,784,050, or approximately 180.1%. The increase in other expenses is primarily the result of carrying a higher loan balance over the course of the twelve months ended December 31, 2009 when compared to the twelve months ended 2008. The higher carrying balance is not immediately evident due to a debt to equity conversion which took place on December 31, 2009 which reduced the loan balance and accrued interest by $13,049,804, for a new total of $4,258,720 due on the loan.

NET LOSS

Net loss for the year ended December 31, 2009 totaled $7,415,801, or approximately 65.5% of net revenue, compared to a net loss of $7,962,316, or approximately 70.0% of net revenue for the year ended December 31, 2008, a decrease in net loss of $546,515 or approximately 6.9%.

                              TYREE HOLDINGS CORP.

SEASONALITY

Historically, Tyree's revenues tend to be lower during the first quarter of the year as Tyree's customers complete their planning for the upcoming year. Another contributing factor to this trend is that the severe weather experienced in Tyree's primary market area prohibits some work from being performed due to weather related conditions. Approximately 30% of Tyree's revenue comes from new capital investments of its customers. This spending is cyclical and tends to mirror the condition of the economy. During normal conditions, Tyree will need to draw from its borrowing base early in the year and then pay down the borrowing base as the year progresses when it is able to earn income. The highest revenue generation occurs from late in the second quarter through the third quarter.

REVOLVING CREDIT AGREEMENT

Tyree maintains a $15,000,000 revolving credit agreement with Amincor which expires on January 17, 2013. Borrowings under this agreement are limited to 70% of eligible accounts receivable and the lesser of 50% of eligible inventory or $4,000,000. The balances outstanding under this agreement were $4,128,408 and $5,577,670 as of December 31, 2010 and 2009, respectively. Borrowings under this agreement are collateralized by a first lien security interest in all tangible and intangible assets owned by Tyree. Tyree had approximately $10,871,000 and $9,422,000 of unused amounts available on the revolving credit agreement at December 31, 2010 and 2009, respectively, subject to borrowing base limitations. The annual interest rate charged on this loan was approximately 5% and 16% for the years ending December 31, 2010 and 2009, respectively.

LIQUIDITY

Tyree incurred losses for the year ended December 31, 2009 of ($2,614,164). Tyree produced an after tax profit of $513,763 for the year ended December 31, 2010. In addition, Tyree posted prior period gains of $815,305 to Retained Earnings in 2010 due to the change in accounting method for construction projects from the Completed Contract method to the Percentage of Completion method.

During 2010, management was unsuccessful in obtaining a new credit facility for use in the growth of Tyree. Cash demands on Tyree were mitigated as assumed liabilities were reduced by approximately $942,000, and the borrowing base by approximately $1,449,000. This was partially offset by the one-time costs associated with becoming a subsidiary of a public company of approximately $640,000 and an increase of approximately $524,000 in accounts payable.

Management is currently seeking a new asset based lender that will provide a new credit facility to support the growth of Tyree. Although management is confident that it will succeed in negotiating a new credit facility for Tyree, there are no assurances that they will be successful. Management believes they have sufficient access to working capital to sustain operations through December 31, 2011.

EXISTING CREDIT FACILITIES

Tyree's current revolving credit facility has an available credit line of $2,175,000. During 2010, Tyree reduced the total amount due on the facility by $1,449,000, however the eligible collateral also was reduced by approximately the same amount. This was a result of improved collections efforts which reduced the accounts receivable balance by $1,403,000 to approximately $6,745,000 in 2010 from approximately $8,148,000 in 2009. The existing credit facility is sufficient to support the existing business volume of Tyree, but growth will depend on Tyree's ability to increase its working capital, through a new credit facility and/or new equity investment.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NET REVENUE

Net revenue for the year ended December 31, 2010 totaled $53,624,332 compared to $53,654,956 for the year ended December 31, 2009, a decrease of $30,623 or approximately 0.1%. Below is an analysis of revenue by business unit for the years ending December 31, 2010 and December 31, 2009:

             Revenues                         2010                 2009
             --------                      -----------          -----------

    Service and Construction               $33,864,873          $32,959,644
    Environmental, Compliance and
    Engineering                             19,102,598           20,695,312
    Manufacturing / International              656,861                    0
                                           -----------          -----------
    Total                                  $53,624,332          $53,654,956
                                           ===========          ===========

On January 1, 2010, Tyree changed its accounting method on construction contracts from the completed contract method to the percentage-of-completion method. This change of method required a one time adjustment to retained earnings of $815,305, representing income on uncompleted contracts in prior years that would have been recognized in prior years had the percentage-of-completion method been in effect.

COST OF REVENUE

Cost of revenue for the year ended December 31, 2010 totaled $42,677,354 or approximately 79.6% of net revenue compared to $44,234,184, or 82.4% of net revenue for the year ended December 31, 2009, a decrease of $1,556,830 or approximately 3.5%. The decrease in cost of revenue reflects Tyree's increased efforts at improving margin. The most notable improvement occurred within the Service and Construction Business Unit as its gross profit margin for the year ended December 31, 2010 was 13.7% compared to 8.8% for the year ended December 31, 2009.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses for the year ended December 31, 2010 totaled $10,539,820, or approximately 19.7% of net revenue compared to $10,831,583, or approximately 20.2% of net revenue for the year ended December 31, 2009, a decrease of $291,763 or approximately 2.7%. The decrease in selling, general and administrative costs during the year ended December 31, 2010 was primarily due to cost reductions realized by self-insuring the employees' medical plan, resulting in savings of approximately $155,000, and management's focus on reducing corporate overhead, resulting in savings of approximately $732,000. In addition, provisions for bad debts (recovery) for the year ended December 31, 2010 totaled ($455,000) or approximately (0.8%) of net revenue as compared to a provision for bad debts of $314,198, or approximately 0.6% of net revenue for the year ended December 31, 2009, a decrease of $769,198. The decrease in provisions for bad debts during the year ended December 31, 2010 was primarily due to increased management emphasis on collections of accounts receivable and more careful analysis of potential customer creditworthiness.

Increase in selling, general and administrative expenses includes penalties and interest paid to government entities for late tax filings and payment of taxes due in prior years.

INCOME (LOSS) FROM OPERATIONS

Income from operations for the year ended December 31, 2010 totaled $407,159, or approximately 0.8% of net revenue, compared to the loss from operations of ($1,410,811), or approximately (2.6%) of net revenue for the year ended December 31, 2009, an increase in profit from operations of $1,817,970. The increase in income from operations was primarily due to an improvement in operating margins of 20.4% in 2010 and 17.6% in 2009, an improvement in managing the accounts receivable and reductions in selling, general and administrative costs.

OTHER INCOME (EXPENSES)

Other income (expenses) for the year ended December 31, 2010 totaled $290,854 as compared to other income (expenses) of $(1,203,353) for the year ended December 31, 2009, an increase in other income of $1,494,207. The primary increases in other income resulted from the settlement of a prior year sales tax liability for approximately $641,000 less than its accrued assumed liability. Interest expense for the year ended December 31, 2010 totaled $579,934 as compared to interest expense of $1,203,353, a decrease of $623,419 or 51.8%, due to a decrease in the interest rates from 16.0% to 5.0% and a lower average balance outstanding on Tyree's revolving credit facility.

NET INCOME (LOSS)

Net income for the year ended December 31, 2010 totaled $513,763 compared to a net loss of ($2,614,164) for the year ended December 31, 2009, an increase in net income of $3,127,927. The increase in net income was primarily due to the factors noted above net of the increase in income taxes of $184,250.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note: The Twelve Months Ended December 31, 2008 contains a 2 week stub period from January 1, 2008 through January 17, 2008. The results of operations for this stub period are not included in the year ended December 31, 2008 performance as discussed below.

NET REVENUE

Net revenue for the year ended December 31, 2009 totaled $53,654,956 as compared to $58,208,639 for the year ended December 31, 2008, a decrease of $4,553,683 or approximately 7.8%. The decrease is primarily the result of a management focus on margin improvement, resulting in a reduction of sales with low margin work primarily affecting the construction business.

COST OF REVENUE

Cost of revenue for the year ended December 31, 2009 totaled $44,234,184 or approximately 82.4% of net revenue compared to $45,482,278, or 78.1% of net revenue for the year ended December 31, 2008, a decrease of $1,248,094 or approximately 2.7%. The increase in the total cost of revenue is primarily attributable to the completed contract method of construction accounting which required the recognition of lower margin projects from prior years that were completed in 2009

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses for the year ended December 31, 2009 totaled $10,831,583, or approximately 20.2% of net revenue compared to
$12,094,130, or approximately 20.8% of net revenue for the year ended December 31, 2008, a decrease of $1,262,547 or approximately 10.4%. The decrease in selling, general and administrative costs during the year ended December 31, 2009 was primarily due to management's focus on reducing corporate overhead. Provisions for bad debts for the year ended December 31, 2009 totaled $905,000 or approximately 1.7% of net revenue compared to $590,802, or approximately 1.0% of net revenue for the year ended December 31, 2008, an increase of $314,198 or approximately 53.2%.

INCOME (LOSS) FROM OPERATIONS

Loss from operations for the year ended December 31, 2009 totaled ($1,410,811), or approximately (2.6%) of net revenue as compared to the income from operations of $632,231, or approximately 1.1% of net revenue for the year ended December 31, 2008, a decrease in income from operations of $2,043,042.

OTHER EXPENSES

Other expenses for the year ended December 31, 2009 totaled $1,203,353 as compared to other expenses of $2,370,695 for the year ended December 31, 2008, a decrease in other expenses of $1,167,342 or 49.2% due to a decrease in interest expense as the result of a reduction of Tyree's debt balance.

NET LOSS

Net loss for the year ended December 31, 2009 totaled $2,614,164 compared to a net loss of $1,738,464 for the year ended December 31, 2008, an increase in net loss of $875,700.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Amincor has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2010 and 2009 begin on F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, and as discussed in greater detail below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective:

     * to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and

     * to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO and our CFO, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Our internal control over financial reporting includes those policies and procedures that:

     * pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets,

     * provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of management and directors, and

     * provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Our management has not assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. Management understands that in making this assessment, it should use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Although an assessment using those criteria has not been performed, our management believes that the Company's internal control over financial reporting was not effective at December 31, 2010.

As of the date of this report, we have been unable to complete a full assessment and adequately test our internal control over financial reporting and accordingly lack the documented evidence that we believe is necessary to support an assessment that our internal control over financial reporting is effective. Without such testing, we cannot conclude whether there are any material weaknesses, nor can we appropriately remediate any such weaknesses that might have been detected.

Therefore, there is a possibility that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We will complete our assessment of internal control over financial reporting and take the remediation steps detailed below to enhance our internal control over financial reporting and reduce control deficiencies. With regards to the improvement of our internal controls over financial reporting, we believe the following steps will assist in reducing our deficiencies, but will not completely eliminate them. We will continue to work on the elimination of control weaknesses and deficiencies noted.

Management of the Company takes very seriously the strength and reliability of the internal control environment for the Company. Going forward, the Company intends to implement new internal policies and undertake additional steps necessary to improve the control environment including, but not limited to:

     * Implementing an internal disclosure policy to govern the disclosure of material, non-public information in a manner designed to provide full and fair disclosure of information about the Company. This disclosure policy is intended to ensure that management and employees of the Company and its subsidiaries comply with applicable laws including the U.S, Securities Exchange Commission ("SEC") Fair Disclosure Rules (Regulation FD) governing disclosure of material, non-public information to the public.

     * Strengthening the effectiveness of corporate governance through the implementation of standard policies and procedures and training employees.

     *    Establishing an audit committee of the Board.

     * Assigning additional members of the management team to assist in preparing and reviewing the ongoing financial reporting process.

Management is committed to and acknowledges its responsibility for internal controls over financial reporting and seeks to continually improve these controls. In order to eventually achieve compliance with Section 404 of the Sarbanes Oxley Act, we intend to perform the system and process evaluation needed to comply with Section 404 of the Sarbanes Oxley Act as soon as reasonably possible.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Amincor's business will be managed by its officers and directors. The following persons are the officers and directors of Amincor:

                                                                        Director
    Name                Age            Position                          Since
    ----                ---            --------                          -----

John R. Rice III        67    President and Director                      2010
Joseph F. Ingrassia     52    Vice-President, Secretary and Director      2010
Robert L. Olson         67    Chief Financial Officer and Director        2010

Unless otherwise indicated in the biographical information below, there are no family relationships among members of our management or Amincor, Inc.'s Board of Directors (the "Board").

JOHN R. RICE III, PRESIDENT AND DIRECTOR

Mr. Rice is the President and a Director of Amincor and is jointly responsible, with Mr. Ingrassia, for monitoring the operation and the performance of the operating subsidiaries, their management teams, execution of their business plans and growth strategies, which includes identifying opportunities, analyzing acquisition or roll up opportunities, divestitures and investment in the operating subsidiaries since January 9, 2008. In addition to his duties with his work at Amincor, Mr. Rice is a managing member and principal of the Capstone group of companies which he co-founded with Joseph F. Ingrassia in 1994. Mr. Rice was responsible for overseeing international marketing of Capstone's programs and services to investors, joint venture partners and various parties who originated business opportunities for Capstone and was jointly responsible with Mr. Ingrassia for banking relationships, client and portfolio management, supervision of due diligence and legal documentation and accounting and administration. Mr. Rice studied liberal arts and business at the University of Miami.

JOSEPH F. INGRASSIA, VICE-PRESIDENT, SECRETARY AND DIRECTOR

Mr. Ingrassia is the Vice-President, Secretary and a Director of Amincor and is jointly responsible, with Mr. Rice, for monitoring the operation and the performance of the operating subsidiaries, their management teams, execution of their business plans and growth strategies, which includes identifying opportunities, analyzing acquisition or roll up opportunities, divestitures and investment in the operating subsidiaries since January 9, 2008. In addition to his duties at Amincor, Mr. Ingrassia is a managing member and principal of the Capstone group of companies which he co-founded with Mr. Rice in 1994. Mr. Ingrassia was responsible for banking relationships, client and portfolio management, supervision of due diligence and legal documentation, and accounting and administration for the Capstone companies. Mr. Ingrassia received a Bachelor of Arts Degree in psychology from Siena College, in 1980 and an MBA from Golden Gate University in 1984.

ROBERT L. OLSON, CHIEF FINANCIAL OFFICER AND DIRECTOR ("CFO")

Mr. Olson is the Chief Financial Officer and a Director of Amincor with responsibility for financial projections, preparation of financial reports and required schedules and analysis for the Company's auditors. In addition to his work at Amincor, since 2006 Mr. Olson has been the Chief Financial Officer responsible for preparing financial statements in connection with the management of the various companies to which the Capstone group of companies had made loans. Mr. Olson supervises the accounting staff, monitors and reviews client account statements, accounts receivable reports, inventory reports, cash flow and other asset based loans and is responsible for accounts payable management, cash management, bank relationship management, general ledger management and audit coordination. Mr. Olson has been chief financial officer for private and publicly held corporations for more than 27 years. Mr. Olson received a Bachelor of Science Degree in accounting from Long Island University in 1965.

Mr. Rice, Mr. Ingrassia and Mr. Olson will each devote as much time as required to their duties as officer and directors of Amincor. It is anticipated that they will spend approximately seventy percent (70%) of their time on their responsibilities related to Amincor. The remaining thirty percent (30%) of their time will be spent managing the business operations of the Capstone group of companies.

            SUBSIDIARY COMPANIES' MANAGEMENT BIOGRAPHICAL INFORMATION

THE BUSINESS OF BAKER'S PRIDE INC. IS MANAGED BY ITS OFFICERS:

RON DANKO, CHIEF EXECUTIVE OFFICER, 73

Mr. Danko has served as Chief Executive Officer of Baker's Pride, Inc, since it's inception in October, 2008. Previously, Mr. Danko served as Vice-President of Summit Industries Inc., a Sedona, AZ based consulting firm, during which time he focused on many baking industry projects. Mr. Danko was US Agent for Pierre Herme' Paris from 2006 to 2007 and was responsible for developing the famed

French  Patisserie  Chef's  brand in the  United  States.  Mr.  Danko  served as
Vice-President of Bakery, Wegmans Food Markets, Inc. from 1998 until his retirement in 2005. Prior to that Mr. Danko served as Director of Bakery Operations, Wegmans Food Markets, Inc. from 1973 to 1998.

ROBERT BROOKHART, PRESIDENT, 57

Mr. Brookhart has been the President of Baker's Pride, Inc. since October 2008 and is responsible for managing and monitoring the operations of The Jefferson Street Bakery and The Mt. Pleasant Street Bakery, developing operating budgets to measure profitability, assisting departmental directors in obtaining established goals, monitoring Food Safety Programs, federal, state and local regulation compliance, negotiating commodity contracts, product development and communicating with customers. Mr. Brookhart was responsible for baking operations and held the position of Vice-President of The Baking Company of Burlington from January 2007 to October of 2008. From 1983 through December 2006, Mr. Brookhart was the Director of Bakery Operations for Aldi, Inc. and managed the bakery operation, monitored product quality, developed and monitored the Fresh Bread Program for Aldi, Inc. and assisted in inspection and selection of new bakery suppliers as the company expanded. Mr. Brookhart attended American Institute of Baking Course in Bread Production in 1982 and the Aldi Management System programs.

THE BUSINESS OF EPIC SPORTS INTERNATIONAL, INC. IS MANAGED BY ITS OFFICERS:

JEAN PAUL LUCAS, PRESIDENT, 58

Mr. Lucas has been the President of Epic Sports International, Inc. since March 2011 and is responsible for monitoring operations and the performance, its management team, execution of the business plan and growth strategies, which includes identifying opportunities, analyzing acquisition or roll up opportunities, divestitures and investments. In addition to his position at ESI, Mr. Lucas is also the Vice-President of Account Management of the Capstone group of companies. Mr. Lucas has over 27 years experience in factoring, asset based lending, and trade financing. Prior to joining the Capstone group of companies Mr. Lucas served as president of Time & Money, Inc. where he administered the financing of over 100 domestic and international manufacturers through factoring and letters of credit. Mr. Lucas has also worked for Bankers Trust and Chase Manhattan Bank as a senior credit officer in their factoring division. Mr. Lucas earned a Bachelor of Science degree from Manhattan College in 1974.

SEAN FROST, VICE-PRESIDENT WESTERN DIVISION, 41

Mr. Frost joined Epic Sports International, Inc. in 2002 and is currently its Vice-President of Sales Western Division, where he is responsible for oversight of the direction and development of the Volkl Tennis and Boris Becker Tennis brands. Prior to ESI, Mr. Frost was the territory sales manager for the Sean Frost Rep Group in San Diego, California where he managed sales and reintroduced sporting good brands to the US market. Mr. Frost received his degree in Business Administration from Mira Costa College, in San Diego, CA in 1992.

BRIAN DILLMAN, VICE-PRESIDENT EASTERN DIVISION, 43

Mr.   Dillman  joined  Epic  Sports   International,   Inc.  in  July  2009.  As
Vice-President Eastern Division he is responsible for international distributors, marketing and Far East sourcing relationships. Prior to joining ESI, Dillman served as the Executive in Residence at Winona Capital Management. During his time there, he analyzed more than 50 companies and conducted the due diligence for the Peter Millar acquisition, which closed in May 2009. Mr. Dillman joined Power Plate in 2006 as the Chief Marketing Officer and Executive Vice-President. In July 2007, he took on the role of President of Power Plate North America, establishing distribution networks within the retail, specialty fitness, commercial dealer and specialty markets. Prior to joining Power Plate, Mr. Dillman spent 14 years at Wilson Sporting Goods and Amer Sports, where, in his last role was General Manager of the Global Racquet Sports business. During his tenure, he helped solidify Wilson as the #1 Racquet Sports Brand in the world in sales and profitability. Mr. Dillman graduated from the University of Illinois with a Bachelor of Arts degree in Speech Communications in 1990.

THE BUSINESS OF IMPERIA MASONRY SUPPLY CORP. IS MANAGED BY ITS OFFICERS:

DAVID RAYMES, PRESIDENT, 49

Mr. Raymes is the President of IMSC and is responsible for business strategy, plan execution and turning around all aspects of company performance. His responsibilities also include the development of the company's new management team and strategic acquisitions or roll up opportunities to sustainably grow the company in the marketplace. Mr. Raymes became President of IMSC in January 2011. Prior to IMSC, Mr. Raymes was a Vice-President with Kleinfelder, Inc. an international architectural, engineering and consulting firm for over eight years. His responsibilities ranged from strategic acquisition identification and development, profit and loss of business units within Kleinfelder, and the growth and development of key client accounts in the oil and gas, real estate, industrial, commercial and legal industries. Mr. Raymes received a Bachelor of Science in Geophysical Engineering from the Colorado School of Mines in 1984.

JANICE PISZCZATOWSKI, CHIEF FINANCIAL OFFICER, 48

Ms. Piszczatowski joined IMSC as Chief Financial Officer in May 2010. She has more than 24 years experience in the accounting and finance industry and currently assists with operations as well as oversees the finance department of ISMC. Ms. Piszczatowski is assisting with the restructuring of operations in order to improve financial, operational, and internal controls while boosting efficiencies. From 2005 to 2010, Ms. Piszczatowski served as controller of Tyree Holdings Corp. where she managed the finance department. Prior to joining Tyree Holdings Corp., Ms. Piszczatowski had served in key accounting roles while working for several small to mid-sized public accounting firms in New York. Ms. Piszczatowski received a Bachelor of Arts degree in Accounting from Adelphi University in 1985.

THE BUSINESS OF TULARE FROZEN FOODS, LLC IS MANAGED BY ITS OFFICERS:

JAMES E. FIKKERT, PRESIDENT, 58

Mr. Fikkert has been President of Tulare Frozen Foods, LLC since January, 2008 and of Holdings since December 30, 2008. Mr. Fikkert has an extensive background in the frozen food business with over 25 years of experience. Mr. Fikkert has a strong background in corporate, plant and field operations, planning, team building, supply chain management, and project management. Prior to his position at Tulare, Mr. Fikkert held various managerial positions at The Larsen Company, Birds Eye Foods, Inc., and Flexo Solutions, LLC. until March 2007 and joined Tulare in October 4, 2007. Mr. Fikkert received his Bachelor of Science degree from the University of Wisconsin in 1974.

DOUGLAS HAGIN, CHIEF FINANCIAL OFFICER, 63

Mr. Hagin was the acting CFO of Tulare on a consulting basis from October 2008 to March 1, 2010 at which time he became Tulare's fulltime CFO. Mr. Hagin is responsible for all financial projections and assists in completing the company's monthly financial reports. In addition, Mr. Hagin is responsible for assisting the Tulare's President in the company's strategic planning. Prior to his position at Tulare, Mr. Hagin spent 25 years working in the frozen vegetable industry in various roles from the Vice-President of sales at Bellingham Frozen Foods to a logistics manager at Birds Eye Frozen Foods, Inc. Mr. Hagin received his Bachelor of Science degree in Business Administration from the University of Puget Sound in 1969.

THE BUSINESS OF TYREE HOLDINGS CORP. IS MANAGED BY ITS OFFICERS:

RICHARD OSWALD, CHIEF EXECUTIVE OFFICER, 58

Mr. Oswald joined Tyree in March 2008 as President and Chief Operating Officer. He assumed the Chief Executive Officer position in early 2010. Prior to joining Tyree, Mr. Oswald spent 33 years with Sunoco, Inc. (formerly Sun Oil Company) and its subsidiaries, in positions of increasing responsibility in its downstream retail and wholesale distribution businesses, where in his final position, as Director of Marketing Technical Services, he managed Sunoco's construction, maintenance, engineering, compliance and environmental activities for all 1,450 + Sunoco retail gasoline selling locations in the Northeast. Mr. Oswald earned a Bachelor of Science degree in Civil Engineering from Drexel University in 1975. Also, he has an advanced quality certification from Crosby's Quality College and OSHA emergency response and incident command certification from the SEA Group.

STEVEN TYREE, PRESIDENT AND CHIEF OPERATING OFFICER, 49

Mr. Tyree is President and Chief Operating Officer of Tyree Holdings Corp. and oversees the performance of Sales and Marketing, Business Development groups as well as the critical support functions of operations. Mr. Tyree is also responsible for strategic planning and the overall profitability, functions, development of the corporate business plan. Prior to his present position, he had been Vice-President of Sales and Marketing and Chief Executive Officer of The Tyree Organization, Hudson Valley Region, 1994-2001; Director of Remediation Recovery for Tyree Brothers Environmental Services in Farmingdale, New York, 1985-1994, and Construction Worker for Tyree Brother Environmental Services in

Farmingdale, New York 1983-1985. Mr. Tyree received an A.A.S. degree in Liberal Sciences from Dean College in 1981 and received a Bachelor of Arts degree in English Literature and Journalism from Lynchburg College in 1983. Mr. Tyree's professional affiliations include the American Management Association, the National Ground Water Association and the New York State Transportation Association.

WILLIAM M. TYREE, VICE-PRESIDENT, 59

Mr. Tyree is responsible for identification of new business opportunities and development of strategies to bring those opportunities to closure. Prior to his present position, Mr. Tyree was Chief Operating Officer of The Tyree Organization, 1996-2000, responsible for sales projections and overall profitability, development of the corporate business plan and final approval of the company budget. Prior to becoming Chief Operating Officer, Mr. Tyree was Division Manager of Company divisions in New England, New Jersey and California from late 1980 to 1996. Mr. Tyree earned a Bachelor of Arts degree from Gettysburg College in 1973. His professional affiliations include: Petroleum Equipment Institute, Long Island Association; Nassau/ Suffolk Contractors Association; Worcester (Massachusetts.) Chamber of Commerce; New England Petroleum Council; New Jersey Fuel Merchants Association; Pennsylvania Petroleum Association; New York State Transportation Association; National Water Works Association; National Groundwater Association; New York State Superintendents Association.

FAMILY RELATIONSHIPS

There are no family relationships between any directors or named executive officers of the Company, either by blood or by marriage.

DIRECTORSHIPS

No Director of the Company or person nominated or chosen to become a Director holds any other directorship in any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any other company registered as an investment company under the Investment Company Act of 1940, as amended.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past ten years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors is the acting Audit Committee. Our Board of Directors has determined that Robert L. Olson, CFO, on our Board of Directors qualifies as an audit committee financial expert as that term is defined by applicable Securities and Exchange Commission rules. However, Mr. Olson does not meet the independence standards of the Securities Exchange Commission rules. The Board of Directors believes that obtaining the services of an independent audit committee financial expert is not economically feasible at this time in light of the costs associated with identifying and retaining an individual who would qualify as an independent audit committee financial expert.

There are no other committees of the Board of Directors. The Board of Directors believes that obtaining the services of additional directors is not economically feasible at this time in light of the costs associated retaining such individuals. As the financial resources become available and qualified individuals are identified, the Board of Directors intends to add additional directors as well as form the committees required under applicable securities laws and listing standards.

CODE OF ETHICS

We have adopted a code of ethics applicable to all employees, officers and directors. The code of ethics will be made available through our website, www.amincorinc.com. We will disclose on our website amendments to or waivers from the codes of ethics in accordance with all applicable laws and regulations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon a review of the filings furnished to us pursuant to Rule 16a-3(e) promulgated under the Exchange Act and on representations from its executive officers, directors and persons who beneficially own more than 10% of the Common Stock, all filing requirements of such persons under Section 16(a) of the Exchange Act were complied with during the fiscal year ended December 31, 2010.

ITEM 11. EXECUTIVE COMPENSATION

To date, Messrs. Rice, Ingrassia and Olson have not received any compensation for their service as executive officers of Amincor. While Mr. Lucas is the
President of Epic Sports International, Inc., he does not receive any compensation from Epic Sports International, Inc. and is currently compensated by the Capstone group of companies in his role as Vice-President of Account Management. David Raymes became the President of Imperia Masonry Supply Corp. in January of 2011, therefore he received no compensation in the fiscal year ended December 31, 2010.

The table below sets forth the compensation earned by the Chief Executive Officers of Baker's Pride, Inc and Tyree Holdings Corp. and the President of Tulare Holdings, Inc. for the fiscal years ended December 31, 2010 and December 31, 2009.

                                                                                    Change in
                                                                                     Pension
                                                                                    Value and
                                                                   Non-Equity      Nonqualified
 Name and                                                          Incentive         Deferred
 Principal                                  Stock       Option        Plan         Compensation     All Other
 Position     Year   Salary($)  Bonus($)   Awards($)   Awards($)  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------     ----   ---------  --------   ---------   ---------  ---------------   -----------   ---------------  ---------
Ron Danko    2008    $ 65,950     None       None         None         None             None            None        $ 65,950
CEO          2009    $269,418     None       None         None         None             None            None        $269,418
             2010    $269,418     None       None         None         None             None            None        $269,418

James        2008    $145,982     None       None         None         None             None            None        $145,982
Fikkert      2009    $150,000     None       None         None         None             None            None        $150,000
President    2010    $150,000     None       None         None         None             None            None        $150,000

Richard      2008    $206,471     None       None         None         None             None            None        $206,471
Oswald       2009    $339,690     None       None         None         None             None            None        $339,690
CEO          2010    $334,179     None       None         None         None             None            None        $334,179

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-ENDED DECEMBER 31, 2010.

On December 31, 2010, the Board of Directors of the Registrant approved the grant of options to purchase common stock to John R. Rice, III, President, Joseph F. Ingrassia, Vice-President and Robert L. Olson, Chief Financial Officer and certain management and employees of Registrant and certain officers and employees of its subsidiary companies. Messrs. Rice and Ingrassia, were each granted 42,017 options and Mr. Olson was granted 36,765 options.

The options granted have an exercise price of $2.80, based on the estimated fair market value of the Registrant's share price on the date of the grant. The options vest 50% on the first anniversary of the grant date and 100% on the second anniversary of the grant date, so long as the optionee is still employed by the Registrant or its subsidiaries. The options are valid for five years from the grant date and shall expire thereafter. Each optionee will sign a Non-Qualified Stock Option Agreement with the Registrant which more fully details the terms and conditions of the grant.

COMPENSATION OF DIRECTORS

There was no compensation paid to any director during the fiscal year ended December 31, 2010.

Directors serve without compensation and there are no standard or other arrangements for their compensation. There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any Director that would result in payments to such person because of his or her resignation with the Company, or its subsidiaries or any change in control of the Company. There are no agreements or understandings for any Director to resign at the request of another person. None of our Directors or executive officers acts or will act on behalf of or at the direction of any other person.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Class A voting common stock by (a) each person known to be a beneficial owner of more than 5% of our voting common stock as of April 15, 2011 by (b) each of our officers and directors; (c) all our officers and directors as a group. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                             Number of             Percentage of
                                           Class A Voting         Class A Voting
        Name and Address                    Shares Owned           Shares Owned
        ----------------                    ------------           ------------

     John R. Rice III                        3,194,160                42.71%
     1 Makamah Beach Road
     Fort Salonga, New York 11768

     Joseph F. Ingrassia
     14511 Legends Blvd. N
     Ft. Meyers, Florida  33912              3,194,160                42.71%

     Robert L. Olson
     24 Brook Hill Lane
     Norwalk, CT  06851                         38,000                 0.51%

     All Executive officers and
     Directors as a Group (3 persons)        6,426,320                85.93%

The shares of Common Stock in the foregoing table have not been pledged or otherwise deposited as collateral, are not the subject matter of any voting trust or other similar agreement and are not the subject of any contract providing for the sale or other disposition of securities.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE

In addition to being officers and directors of Amincor, Inc., Messrs. John R. Rice, III and Joseph F. Ingrassia are the controlling shareholders of Capstone Capital Management, Inc., which was the General Partner of both the Capstone Cayman Special Purpose Fund, L.P. and the Capstone Special Purpose Fund, L.P. (collectively, the "Capstone Funds"). Messrs. Rice and Ingrassia are also the owners and managing members of Capstone Business Credit, LLC and Capstone Capital Group I, LLC, which are asset based lenders.

RELATED PARTY TRANSACTIONS

Amincor and BPI entered into a loan and security agreement, dated November 1, 2010, with Capstone Capital Group, LLC, a Delaware limited liability company, an asset based lender pursuant to which Capstone Capital Group, LLC provided BPI an $850,000 credit line, with an 18% interest rate, secured by the assets of BPI Messrs. Rice and Ingrassia are also the owners and managing members of Capstone Capital Group, LLC.

INDEPENDENCE OF DIRECTORS

Our current directors are John R. Rice, III, Joseph F. Ingrassia and Robert L. Olson. We are not currently subject to corporate governance standards defining the independence of our directors. We have not yet adopted an independence standard or policy. Accordingly, our Board of Directors currently determines the independence of each Director and nominee for election as a Director. The Board of Directors has determined that none of our directors currently qualifies as an independent director under the standards applied by current federal securities laws, NASDAQ or the New York Stock Exchange.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees for professional audit services paid by us to Rosen Seymour Shapss Martin & Company LLP, our independent registered public accounting firm:

                               2010                 2009                 2008
                            ----------           ----------           ----------

Audit Fees                  $1,516,000           $       --           $       --
Audit-Related Fees             209,000                   --                   --
Tax Fees                       228,000                   --                   --
All Other Fees                      --                   --                   --
                            ----------           ----------           ----------
                            $1,953,000           $       --           $       --
                            ==========           ==========           ==========

AUDIT FEES

Audit fees relate to professional services rendered in connection with the audits of our annual consolidated financials included on Form 10-K for the years ended December 31, 2009 and 2008, the review of our 2010 interim quarterly financial statements included in our Quarterly Reports on Form 10-Q, and professional services provided to us for our Form 10 filings. Audit fees also relate to the professional services rendered in connection to the audits of our following operating subsidiaries for the years ended December 31, 2009 and 2008:
Baker's Pride, Inc, Epic Sports International, Inc., Masonry Supply Holding Corp., Tulare Holdings, Inc. and Tyree Holdings Corp.

AUDIT-RELATED FEES

Audit-related fees relate to professional services provided for certain of our regulatory filings, consultations regarding financial accounting and reporting standards, and the audits of the employee benefits plans of Tyree Holdings Corp.

TAX FEES

Tax fees relate to professional services provided in connection with the preparation of tax returns of our following operating subsidiaries: Baker's Pride, Inc, Epic Sports International, Inc., Masonry Supply Holding Corp., Tulare Holdings, Inc. and Tyree Holdings Corp.

PRE-APPROVAL POLICIES AND PROCEDURES

Our Board of Directors has authorized, in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended, to be performed for us by our independent auditor, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. The Board of Directors authorized our independent auditor to perform audit services required in connection with the annual audit relating to our fiscal year ended December 31, 2009 and December 31, 2010. Our Board of Directors is responsible for granting pre-approvals of other audit, audit-related, tax and other services to be performed for us by our independent auditor.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial statements and schedules filed as a part of this report are listed on the "Index to Financial Statements" contained herein. All other schedules are omitted because (i) they are not required under the instructions,
(ii) they are inapplicable or (iii) the information is included in the financial statements.

(b) Exhibits.

Exhibit No.                         Description
-----------                         -----------

3.1          Articles  of  Incorporation  of  Amincor,  Inc.   (Incorporated  by
             reference to Company's Registration Statement on Form 10 filed on August 4, 2010)

3.2 Amincor, Inc. By-Laws (Incorporated by reference to Company's Registration Statement on Form 10 filed on August 4, 2010)

3.3          Certificate of Incorporation  of Amincor  Contract  Administrators,
             Inc.*

3.4          Certificate of Incorporation of Amincor Other Assets, Inc. *

3.5          Certificate of Incorporation of Baker's Pride, Inc. *

3.6          Certificate of  Incorporation  of the Mount Pleasant Street Bakery,
             Inc.*

3.7          Certificate of Incorporation of the Jefferson Street Bakery, Inc.*

3.8 Certificate of Amendment to the Articles of Incorporation of Epic Sports International, Inc. *

3.9          Certificate of Incorporation of Environmental Holding Corp.*

3.10         Certificate of  Incorporation of  Environmental  Quality  Services,
             Inc. *

3.11         Certificate of Incorporation of Masonry Supply Holding Corp.*

3.12         Certificate of Incorporation of Imperia Masonry Supply Corp.*

3.13         Certificate of Incorporation Tulare Holdings, Inc. *

3.14         Articles of Formation Tulare Frozen Foods, LLC*

3.15         Certificate of Incorporation Tyree Holdings Corp.*

3.16         Certificate of Incorporation Tyree Environmental Corp.*

3.17         Certificate of Incorporation Tyree Equipment Corp.*

3.18         Certificate of Incorporation Tyree Service Corp.*

10.1 Share Exchange Agreement between Amincor, Inc. and Tulare Frozen Foods Inc. (Incorporated by reference to Company's Registration Statement on Form 10 filed on August 4, 2010)

10.2         Letter  of  Intent  for  Acquisition  of  Tulare   Holdings,   Inc.
             (Incorporated by reference to Company's Registration Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

10.3 Discount Factoring Agreement between Capstone Business Credit, LLC and Tulare Frozen Foods, Inc. (Incorporated by reference to Company's Registration Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

10.4 Purchase Order Financing Agreement between Tulare Frozen Foods, Inc. and Capstone Capital Group I, LLC (Incorporated by reference to Company's Registration Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

10.5 Amendment to Purchase Order Financing Agreement between Tulare Frozen Foods, Inc. and Capstone Capital Group I, LLC (Incorporated by reference to Company's Registration Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

10.6         Letter  of  Intent  for the  acquisition  of  Baker's  Pride,  Inc.
             (Incorporated by reference to Company's Registration Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

10.7         Letter of Intent  for the  acquisition  of Imperia  Masonry  Supply
             Corp.   (Incorporated   by  reference  to  Company's   Registration
             Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

10.8         Letter  of  Intent  for  the  acquisition  of  Klip  America,  Inc.
             (Incorporated by reference to Company's Registration Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

10.9         Letter  of  Intent  for the  acquisition  of Tyree  Holdings  Corp.
             (Incorporated by reference to Company's Registration Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

10.10 Stock Purchase Agreement, dated October 18, 2010, by and among Registrant, Hammond Investments, Ltd. and Capstone Special Purpose Fund, LP for the purchase of Tyree Holdings Corp. (Incorporated by reference to Company's Current Report on Form 8-K filed on October 19, 2010)

10.11 Stock Purchase Agreement, dated October 18, 2010, by and among Registrant, Hammond Investments, Ltd. and Capstone Special Purpose Fund, LP for the purchase of Masonry Supply Holding Corp. (Incorporated by reference to Company's Current Report on Form 8-K filed on October 19, 2010)

10.12 Stock Purchase Agreement, dated October 18, 2010, by and among Registrant, Hammond Investments, Ltd. and Capstone Special Purpose Fund, LP for the purchase of Baker's Pride, Inc. (Incorporated by reference to Company's Current Report on Form 8-K filed on October 19, 2010)

10.13 Stock Purchase Agreement, dated October 18, 2010, by and between Registrant and Universal Apparel Holdings, Inc. for the purchase of Epic Sports International, Inc. (Incorporated by reference to Company's Current Report on Form 8-K filed on October 19, 2010)

10.14 Strategic Alliance Agreement, dated October 26, 2010, by and between Epic Sports International, Inc and Samsung C&T America, Inc. (Incorporated by reference to Company's Current Report on Form 8-K filed on October 29, 2010)

10.15 Option Agreement, dated October 26, 2010, for Samsung to Purchase Shares of Epic Sports International, Inc. (Incorporated by reference to Company's Current Report on Form 8-K filed on October 29, 2010)

10.16 Form of Non-Qualified Stock Option Agreement, dated December 31, 2010 (Incorporated by reference to Company's Current Report on Form 8-K filed on January 26, 2011)

10.17 Surrender of Collateral, Strict Foreclosure and Release Agreement, dated January 3, 2011 for the assets to be assigned to Environmental Quality Services, Inc. (Incorporated by reference to Company's Current Report on Form 8-K filed on January 26, 2011)

10.18 Loan and Security Agreement, dated November 1, 2010, by and among Amincor, Inc., Baker's Pride, Inc. and Capstone Capital Group, LLC*

10.19 License Agreement, dated January 1, 2011, by and between Amincor, Inc. and Brescia Apparel Corp.*

10.20 Transition Services Agreement, dated as of December 31, 2009, by and among Capstone Capital Group I, LLC, Capstone Business Credit, LLC, Capstone Capital Management, Inc., Capstone Trade Partners, Ltd. and Joning, Corp.*

10.21        Amendment to Transition  Services  Agreement,  dated as of December
             31, 2010, by and among Capstone Capital Group I, LLC, Capstone Business Credit, LLC, Capstone Capital Management, Inc., Capstone Trade Partners, Ltd. and Joning, Corp.*

14.1         Code of Ethics*

21           Organizational Chart of Amincor, Inc. and its subsidiaries*

31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1         Chief  Executive  Officer's  Certificate,  pursuant  to  18  U.S.C.
             Section   1350,   as  adopted   pursuant  to  Section  906  of  the
             Sarbanes-Oxley Act of 2002.*

32.2         Chief  Financial  Officer's  Certificate,  pursuant  to  18  U.S.C.
             Section   1350,   as  adopted   pursuant  to  Section  906  of  the
             Sarbanes-Oxley Act of 2002.*


99.1 Lease for Tulare Premises (Incorporated by reference to Company's Registration Statement on Form 10 filed on August 4, 2010)

99.2 Tulare Equipment Lease (Incorporated by reference to Company's Registration Statement on Form 10 filed on August 4, 2010)

99.3 Amendment to Lease for Tulare Premises (Incorporated by reference to Company's Registration Statement on Form 10 filed on August 4,
             2010)

99.4 Amendment to Tulare Equipment Lease (Incorporated by reference to Company's Registration Statement on Form 10 filed on August 4,
             2010)

99.5         Organizational   Chart  -  Capstone   companies   (Incorporated  by
             reference to Company's Registration Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

99.6 Organizational Chart - Tulare Holdings, Inc. (Incorporated by reference to Company's Registration Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

----------
* filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMINCOR, INC.

Date: April 15, 2011


/s/ John R. Rice, III
---------------------------------------------
By: John R. Rice, III, President


Date: April 15, 2011


/s/ Robert L. Olson
---------------------------------------------
By: Robert L. Olson, Chief Financial Officer

BOARD OF DIRECTORS

Date: April 15, 2011


/s/ John R. Rice, III
---------------------------------------------
By: John R. Rice, III, Director


/s/ Joseph F. Ingrassia
---------------------------------------------
By: Joseph F. Ingrassia, Director


/s/ Robert L. Olson
---------------------------------------------
By: Robert L. Olson, Director

                         AMINCOR, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                       AND

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                         AMINCOR, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2010 and 2009
--------------------------------------------------------------------------------


                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-3

CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2010 and 2009                F-4

Consolidated Statements of Operations for the Three Years Ended
December 31, 2010                                                           F-6

Consolidated Statements of Shareholders' Equity for the Three
Years Ended December 31, 2010                                               F-7

Statements of Cash Flows for the Three Years Ended December 31, 2010        F-9

Notes to Consolidated Financial Statements                                  F-11

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Amincor, Inc.

We have audited the accompanying consolidated balance sheets of Amincor, Inc. and Subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financials reporting. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amincor, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.


                                   /s/ ROSEN SEYMOUR SHAPSS MARTIN & COMPANY LLP

New York, New York
April 15, 2011

AMINCOR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
--------------------------------------------------------------------------------

                                                        2010                 2009
                                                     -----------          -----------
                                  ASSETS

CURRENT ASSETS:
  Cash                                               $ 2,643,000          $   391,000
  Accounts receivable, net of allowance of
   $608,000 and $905,000, respectively                 8,878,000            8,361,000
  Note receivable                                        523,000                   --
  Due from factor - related party                             --            4,640,000
  Due from related party                               1,717,000            1,400,000
  Inventories, net                                     4,469,000            5,711,000
  Costs and estimated earnings in excess
   of billings on uncompleted contracts                  279,000                   --
  Construction in process                                     --            3,857,000
  Prepaid expenses and other current assets              900,000              789,000
                                                     -----------          -----------

      Total current assets                            19,409,000           25,149,000
                                                     -----------          -----------

PROPERTY, PLANT AND EQUIPMENT, NET                    17,470,000            5,678,000

OTHER ASSETS:
  Mortgages receivable                                 6,180,000                   --
  Goodwill                                            15,569,000           15,569,000
  Other intangible assets, net                        14,447,000           16,503,000
  Deferred financing costs, net                          319,000              476,000
  Other assets                                           449,000              367,000
  Assets held for sale                                 6,575,000                   --
                                                     -----------          -----------

      Total other assets                              43,539,000           32,915,000
                                                     -----------          -----------

Total assets                                         $80,418,000          $63,742,000
                                                     ===========          ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

AMINCOR, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
--------------------------------------------------------------------------------

                                                                     2010                   2009
                                                                 ------------           ------------


                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                               $ 12,214,000           $  9,615,000
  Assumed liabilities - current portion                             2,481,000              3,983,000
  Accrued expenses and other current liabilities                    4,307,000              3,255,000
  Loans payable to related party                                      714,000             13,451,000
  Notes payable - current portion                                     418,000                440,000
  Capital lease obligations - current portion                         254,000                139,000
  Billings in excess of costs and estimated earnings
   on uncompleted contracts                                           537,000                     --
  Billings on construction                                                 --              5,917,000
  Due to officer / shareholder                                        207,000                160,000
                                                                 ------------           ------------

      Total current liabilities                                    21,132,000             36,960,000
                                                                 ------------           ------------
LONG-TERM LIABILITIES:
  Assumed liabilities - net of current portion                         28,000                299,000
  Capital lease obligations - net of current portion                  638,000                303,000
  Notes payable - net of current portion                            1,643,000              1,535,000
  Other long-term liabilities                                          33,000                 98,000
                                                                 ------------           ------------

      Total long-term liabilities                                   2,342,000              2,235,000
                                                                 ------------           ------------

      Total liabilities                                            23,474,000             39,195,000
                                                                 ------------           ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  AMINCOR SHAREHOLDERS' EQUITY:
    Convertible preferred stock, $0.001 par value per share;
     3,000,000 authorized, 1,752,823 issued and outstanding             2,000                     --
    Common stock - class A; $0.001 par value; 22,000,000
     authorized, 7,478,409 issued and oustanding                        7,000                     --
    Common stock - class B; $0.001 par value; 40,000,000
     authorized, 21,176,262 issued and oustanding                      21,000                 14,000
    Additional paid-in capital                                     88,250,000             48,957,000
    Accumulated deficit                                           (29,857,000)           (23,129,000)
                                                                 ------------           ------------

      Total Amincor shareholders' equity                           58,423,000             25,842,000
                                                                 ------------           ------------

Non-controlling interest equity                                    (1,479,000)            (1,295,000)
                                                                 ------------           ------------
      Total shareholders' equity                                   56,944,000             24,547,000
                                                                 ------------           ------------

      Total liabilities and shareholders' equity                 $ 80,418,000           $ 63,742,000
                                                                 ============           ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

AMINCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Years Ended December 31, 2010
--------------------------------------------------------------------------------

                                                                2010                2009                2008
                                                            ------------        ------------        ------------
NET REVENUES                                                $ 86,060,000        $ 82,129,000        $ 73,045,000

COST OF REVENUES                                              68,515,000          66,962,000          63,974,000
                                                            ------------        ------------        ------------

      Gross profit                                            17,545,000          15,167,000           9,071,000

SELLING, GENERAL AND ADMINISTRATIVE                           24,012,000          19,503,000          15,387,000
                                                            ------------        ------------        ------------

      Loss from operations                                    (6,467,000)         (4,336,000)         (6,316,000)

OTHER EXPENSE (INCOME):
  Interest expense, net                                        2,050,000           8,787,000           4,995,000
  Other income                                                  (974,000)            (77,000)             (2,000)
                                                            ------------        ------------        ------------
      Total other expenses (income)                            1,076,000           8,710,000           4,993,000
                                                            ------------        ------------        ------------

Loss before provision for income taxes                        (7,543,000)        (13,046,000)        (11,309,000)

Provision for income taxes                                       184,000                  --                  --
                                                            ------------        ------------        ------------

Net loss                                                      (7,727,000)        (13,046,000)        (11,309,000)
                                                            ------------        ------------        ------------

Net loss attributable to non-controlling interests              (271,000)           (726,000)           (569,000)
                                                            ------------        ------------        ------------

Net loss attributable to Amincor shareholders               $ (7,456,000)       $(12,320,000)       $(10,740,000)
                                                            ============        ============        ============

LOSS PER SHARE - BASIC AND DILUTED
  Net loss attributable to Amincor shareholders             $      (0.26)       $      (0.87)       $      (0.76)
                                                            ============        ============        ============

  Weighted average shares outstanding - basic and diluted     29,054,908          14,126,820          14,126,820
                                                            ============        ============        ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

AMINCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Three Years Ended December 31, 2010
--------------------------------------------------------------------------------

                                                              Amincor, Inc. and Subsidiaries
                                      -----------------------------------------------------------------------------
                                         Convertible                Common Stock -                 Common Stock -
                                       Preferred Stock                 Class A                        Class B
                                      ------------------        ---------------------           -------------------
                                      Shares      Amount        Shares         Amount           Shares       Amount
                                      ------      ------        ------         ------           ------       ------
Balance at January 1, 2008                --      $   --      14,126,820       $14,000              --      $    --

Acquisition of businesses
 by the Capstone Funds                    --          --              --            --              --           --
Net loss                                  --          --              --            --              --           --
                                  ----------      ------      ----------       -------      ----------      -------
Balance at December 31, 2008              --          --      14,126,820        14,000              --           --

Acquisition of businesses
 by the Capstone Funds                    --          --              --            --              --           --
Conversion of loans from
 related parties                          --          --              --            --              --           --
Net loss                                  --          --              --            --              --           --
                                  ----------      ------      ----------       -------      ----------      -------
Balance at December 31, 2009              --          --      14,126,820        14,000              --           --

Prior period adjustment                   --          --              --            --              --           --
                                  ----------      ------      ----------       -------      ----------      -------
Balance at December 31, 2009,
 as restated                              --          --      14,126,820        14,000              --           --
                                  ----------      ------      ----------       -------      ----------      -------
Issuance of preferred and
 common stock to investors
 in the limited partnerships
 that were lenders to the
 predecessor business of the
 Company's subsidiaries            1,752,823       2,000              --            --      21,176,262       21,000

                                  Amincor, Inc. and Subsidiaries
                                  ------------------------------
                                  Additional
                                    Paid-in          Accumulated       Non-controlling       Total
                                    Capital           Deficit            Interest           Equity
                                    -------           -------            --------           ------
Balance at January 1, 2008        $    55,000       $    (69,000)      $        --       $         --

Acquisition of businesses
 by the Capstone Funds             28,976,000                 --                --         28,976,000
Net loss                                   --        (10,740,000)         (569,000)       (11,309,000)
                                  -----------       ------------       -----------       ------------
Balance at December 31, 2008       29,031,000        (10,809,000)         (569,000)        17,667,000

Acquisition of businesses
 by the Capstone Funds              2,761,000                 --                --          2,761,000
Conversion of loans from
 related parties                   17,165,000                 --                --         17,165,000
Net loss                                   --        (12,320,000)         (726,000)       (13,046,000)
                                  -----------       ------------       -----------       ------------
Balance at December 31, 2009       48,957,000        (23,129,000)       (1,295,000)        24,547,000

Prior period adjustment                    --            728,000            87,000            815,000
                                  -----------       ------------       -----------       ------------
Balance at December 31, 2009,
 as restated                       48,957,000        (22,401,000)       (1,208,000)        25,362,000
                                  -----------       ------------       -----------       ------------
Issuance of preferred and
 common stock to investors
 in the limited partnerships
 that were lenders to the
 predecessor business of the
 Company's subsidiaries               (23,000)                --                --                 --

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

AMINCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Three Years Ended December 31, 2010
--------------------------------------------------------------------------------

                                                              Amincor, Inc. and Subsidiaries
                                      -----------------------------------------------------------------------------
                                         Convertible                Common Stock -                 Common Stock -
                                       Preferred Stock                 Class A                        Class B
                                      ------------------        ---------------------           -------------------
                                      Shares      Amount        Shares         Amount           Shares       Amount
                                      ------      ------        ------         ------           ------       ------
Retirement of common stock to
 achieve parity among investors
 in the limited partnerships
 that were lenders to the
 predecessor businesses of
 the Company's subsidiaries               --          --      (7,056,856)       (7,000)             --           --

Common stock reissued
from above retirements                    --          --         406,845            --              --           --

Issuance of common stock in
share exchange with Tulare
Holdings, Inc.                            --          --           1,600            --              --           --

Contribution of assets acquired           --          --              --            --              --           --

Net loss                                  --          --              --            --              --           --
                                  ----------      ------      ----------       -------      ----------      -------

Balance at December 31, 2010       1,752,823      $2,000       7,478,409       $ 7,000      21,176,262      $21,000
                                  ==========      ======      ==========       =======      ==========      =======

                                  Amincor, Inc. and Subsidiaries
                                  ------------------------------
                                  Additional
                                    Paid-in          Accumulated       Non-controlling       Total
                                    Capital           Deficit            Interest           Equity
                                    -------           -------            --------           ------
Retirement of common stock to
 achieve parity among investors
 in the limited partnerships
 that were lenders to the
 predecessor businesses of
 the Company's subsidiaries             7,000                 --                --                 --

Common stock reissued
from above retirements                     --                 --                --                 --

Issuance of common stock in
share exchange with Tulare
Holdings, Inc.                        332,000                 --                --            332,000

Contribution of real property
 acquired with the purchases
 of the subsidiaries
 businesses                        38,977,000                 --                --         38,977,000

Net loss                                   --         (7,456,000)         (271,000)        (7,727,000)
                                  -----------       ------------       -----------       ------------

Balance at December 31, 2010      $88,250,000       $(29,857,000)      $(1,479,000)      $ 56,944,000
                                  ===========       ============       ===========       ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

AMINCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Years Ended December 31, 2010
--------------------------------------------------------------------------------


                                                                       2010               2009               2008
                                                                   ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $ (7,727,000)      $(13,046,000)      $(11,309,000)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization of property and equipment          1,553,000            833,000            584,000
     Amortization of intangible assets                                2,056,000          1,955,000          1,266,000
     Amortization of deferred financing cost                            156,000            156,000          1,558,000
     (Gain) loss on sale of equipment                                   (21,000)                --            233,000
     (Recovery of bad debt) / Provision for doubtful accounts          (297,000)           314,000            591,000
  Changes in assets and liabilities:
     Accounts receivable                                              1,391,000            735,000         (1,336,000)
     Due from factor - related party                                  4,640,000           (721,000)        (3,205,000)
     Due from related party                                            (317,000)        (1,400,000)                --
     Inventory                                                        1,242,000            838,000           (473,000)
     Costs and estimated earnings in excess of billings
      on uncompleted contracts                                         (279,000)                --                 --
     Construction in process                                            113,000          3,125,000          2,594,000
     Prepaid expenses and other current assets                         (111,000)            54,000            513,000
     Other assets                                                       (82,000)            44,000           (404,000)
     Accounts payable                                                 2,599,000          1,346,000          3,282,000
     Accrued expenses and other current liabilities                   1,051,000          1,127,000         (1,328,000)
     Billings in excess of costs and estimated earnings
      on uncompleted contracts                                          537,000                 --                 --
     Billings on construction                                        (1,358,000)        (1,591,000)        (4,201,000)
     Other long-term liabilities                                        (64,000)            23,000           (106,000)
                                                                   ------------       ------------       ------------

          Net cash provided by (used in) operations                   5,082,000         (6,208,000)       (11,741,000)
                                                                   ------------       ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in acquisition                                               --             40,000             17,000
  Purchases of property and equipment                                  (339,000)        (1,941,000)          (966,000)
  Proceeds from sales of equipment                                       38,000                 --             25,000
                                                                   ------------       ------------       ------------

          Net cash used in investing activities                        (301,000)        (1,901,000)          (924,000)
                                                                   ------------       ------------       ------------

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

AMINCOR, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Years Ended December 31, 2010
--------------------------------------------------------------------------------


                                                                       2010               2009               2008
                                                                   ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments/proceeds from loans with related parties                (680,000)        11,650,000         18,732,000
  Principal payments of capital lease obligations                      (211,000)                --                 --
  Net proceeds/payments from notes payable                               87,000           (537,000)          (470,000)
  Due to officer / shareholder                                           47,000             28,000            132,000
  Proceeds from issuance of stock                                            --                 --             10,000
  Payments of assumed liabilities                                    (1,772,000)        (2,690,000)        (5,690,000)
                                                                   ------------       ------------       ------------

          Net cash (used in) provided by financing activities        (2,529,000)         8,451,000         12,714,000
                                                                   ------------       ------------       ------------

Increase in cash                                                      2,252,000            342,000             49,000

CASH, beginning of year                                                 391,000             49,000                 --
                                                                   ------------       ------------       ------------

CASH, end of year                                                  $  2,643,000       $    391,000       $     49,000
                                                                   ============       ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for:
  Interest                                                         $    941,000       $  5,547,000       $  2,172,000
                                                                   ============       ============       ============

  Income taxes                                                     $     37,000       $    116,000       $         --
                                                                   ============       ============       ============

NON-CASH INVESTING ACTIVITIES:
  Acquisition of businesses by the Capstone Funds                  $         --       $  2,761,000       $ 28,951,000
                                                                   ============       ============       ============
  Conversion of loans from related parties                         $         --       $ 17,163,000       $         --
                                                                   ============       ============       ============
  Contribution of assest acquired                                  $ 39,293,000       $         --       $         --
                                                                   ============       ============       ============
  Acquisition of equipment by capital lease and notes
   payable                                                         $    661,000       $         --       $         --
                                                                   ============       ============       ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

AMINCOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
--------------------------------------------------------------------------------

1. ORGANIZATION AND NATURE OF BUSINESS

Amincor, Inc. ("Amincor" or the "Company") was incorporated under the laws of the state of Nevada on October 8, 1997 under the name GSE Group, Inc. GSE Group, Inc. was originally formed to provide consulting services for reverse mergers to public shell corporations and private companies seeking to gain access to the public markets. On October 20, 1997, GSE Group, Inc. changed its name to Global Stock Exchange Corp. and on April 28, 2000, Global Stock Exchange Corp. changed its name to Joning Corp ("Joning"). In July 2000, Joning ceased its business activities. On March 8, 2002, Joning filed a Registration Statement on Form 10-SB under the Securities Exchange Act of 1934 (the "Exchange Act") as a shell company with the purpose of finding a suitable company for a reverse merger transaction. Joning ceased filing periodic reports subsequent to its filing of its Form 10-QSB on October 24, 2004 as it did not have the personnel or resources to continue the filings and there was no operating business or pending business transactions. On June 2, 2008, Joning filed a Form 15-12G to terminate its registration. On February 2, 2010 Joning changed its name to Amincor, Inc.

Amincor remained dormant until January 2010 at which time it was used by two limited partnerships which are related to each other by a common general partner. The general partner, Capstone Capital Management, Inc. ("CCM") entered into financing agreements on behalf of Capstone Cayman Special Purpose Fund, L.P. ("CCSPF") and Capstone Special Purpose Fund, L.P. ("CSPF"), and together with CCM, CCSPF, collectively, the "Capstone Funds") transferred the Company to the limited partners and creditors of the Capstone Funds. In connection with such transfers, the Company was assigned all of the right, title and interest of the debt owed to the Capstone Funds by Capstone Business Credit, LLC ("CBC") and Capstone Capital Group I, LLC ("CCGI"), which were asset based lenders (collectively, the "Lenders"). Subsequently, the Lenders assigned to the Company their security interests in substantially all of their assets.

As of 12/31/10, Amincor operates the following entities as a result of the assignment of all the right, title and interest of the debt owed to the Lenders:

         Baker's Pride, Inc. ("BPI")
         Epic Sports International, Inc. ("ESI")
         Masonry Supply Holding Corp. ("Masonry" or "IMSC")
         Tulare Holdings, Inc. ("Tulare Holdings" or "Tulare")
         Tyree Holdings Corp. ("Tyree")

BPI

BPI manufactures bakery food products, primarily consisting of several varieties of sliced and packaged private label bread.

ESI

ESI is the worldwide licensee for the Volkl and Boris Becker Tennis brands and, in November 2010, became the exclusive sales representative for Samsung C&T America, Inc.'s ("Samsung") purchases of Volkl and Boris Becker & Co. tennis products. Under the agreement with Samsung C&T America, Inc. (the "Samsung Agreement"), ESI's primary focus has become designing and marketing these tennis branded products.

Through October 2010, ESI was an importer, wholesale distributor, and brand manager of high-end performance and lifestyle apparel, tennis racquets, tennis bags, and sporting goods accessories.

MASONRY

Masonry manufactures concrete, lightweight, and split face manufacturing block for the construction industry, supplies a wide array of other masonry and building products, and operates a retail home center, which sells hardware, masonry materials and other building supplies to contractors and retail customers.

TULARE HOLDINGS

Tulare prepares frozen vegetables (primarily spinach) from produce purchased from growers which are sold to the food service industry under a private label.

AMINCOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
--------------------------------------------------------------------------------

TYREE

Tyree performs maintenance, repair and construction services to customers with underground petroleum storage tanks and petroleum product dispensing equipment. Complimenting these services, Tyree is engaged in environmental consulting, site assessment, analysis and management of site remediation for owners and operators of property with petroleum storage facilities.

The limited partners of CCSPF and CSPF each became shareholders of the Company with the subsequent acquisitions of the above subsidiaries by the Company in 2010. The Company's shares have been distributed to the limited partners in proportion to their interest in the partnerships.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRESENTATION AND BASIS OF FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These consolidated financial statements include the accounts of Amincor, Inc. and all of its consolidated subsidiaries (collectively the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the valuation of goodwill and intangible assets, the useful lives of tangible and intangible assets, depreciation and amortization, allowances for doubtful accounts and inventory obsolescence, estimates related to completion of contracts and loss contingencies on particular uncompleted contracts, and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

REVENUE RECOGNITION

BPI

Revenue is recognized from product sales when goods are delivered to the Company's shipping dock, and are made available for pick-up by the customer, at which point title and risk of loss pass to the customer. Customer sales discounts are accounted for as reductions in revenues in the same period the related sales are recorded.

ESI

Licensee revenue has been recognized upon the shipment of products with allowances, credits and other adjustments recorded in the period the related to the associated sales. Commission revenue earned under the Samsung Agreement is recognized when Samsung invoices and ships the product based on approved ESI sales orders.

TULARE AND IMSC

Revenue is recognized upon the shipment of products. Allowances, credits and other adjustments are recorded in the period the related sales occur.

TYREE

Maintenance and repair services for several retail petroleum customers are performed under multi-year, unit price contracts. Under these agreements, the customer pays a set price per contracted retail location per month and Tyree provides a defined scope of maintenance and repair services at these locations on an on-call or as scheduled basis. Revenue earned under these contracts is recognized each month at the prevailing per location unit price. Revenue from other maintenance and repair services is recognized as these services are rendered.

Revenue was recognized on fixed-priced construction contracts and modified fixed-priced construction contracts on the completed contract method for the years ended December 31, 2009 and 2008. Under the completed contract method revenues and costs from construction projects were recognized only when a project had been substantially completed. Contract costs included all direct material, labor, equipment and subcontract costs as well as other job related costs. Changes in job performance and job conditions, contract penalty provisions, final contract settlements, change orders, claims or other contract revisions were recognized at the completion of the contract. Provisions for estimated losses on uncompleted contracts were made when it had been determined that a loss was probable. In the event a provision for estimated losses was

AMINCOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
--------------------------------------------------------------------------------

deemed necessary, the entire estimated loss was recognized in the period in which the determination arose. The asset "Construction in process" on the consolidated balance sheet as of December 31, 2009, represented the direct cost on uncompleted contracts and the liability "Billings on construction" on the consolidated balance sheet as of December 31, 2009, represented customer billing on uncompleted contracts.

Effective January 1, 2010, Tyree began using the percentage-of-completion method, which recognizes income as work on a contract progresses. The change to the percentage-of-completion method of accounting is believed to be desirable and Tyree has improved its ability to make estimates that are sufficiently dependable to justify its use. This change of method required an adjustment to the Company's accumulated deficit of $815,000 representing income on uncompleted contracts in prior years that would have been recognized in prior years had the percentage of completed method been in effect.

As a result of the change to the percentage-of-completion method of accounting, the consolidated balance sheet as of December 31, 2010 reflects an asset account "Costs and estimated earnings in excess of billings on uncompleted contracts," which represents revenues recognized in excess of amounts billed. Also as a result of the change to the percentage-of-completion method of accounting, the consolidated balance sheet as of December 31, 2010 reflects a liability account, "Billing in excess of cost and estimated earnings on uncompleted contracts," which represents billings in excess of revenues recognized.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid financial instruments purchased with an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLE

Accounts receivable are recorded net of an allowance for doubtful accounts. The credit worthiness of customers are analyzed based on historical experience, as well as the prevailing business and economic environment. An allowance for doubtful accounts is established and determined based on management's assessments of known requirements, aging of receivables, payment history, the customer's current credit worthiness and the economic environment. Accounts are written off when significantly past due and after exhaustive efforts at collection. Recoveries of accounts receivables previously written off are recorded as income when subsequently collected.

Tyree's accounts receivable for maintenance and repair services and construction contracts are recorded at the invoiced amount and do not bear interest. Tyree extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. Tyree follows the practice of filing statutory "mechanics" liens on construction projects where collection problems are anticipated.

INVENTORIES

Inventories are stated at the lower of cost or market using the first-in, first-out method. Market is determined based on the net realizable value with appropriate consideration given to obsolescence, excessive levels and other market factors. An inventory reserve is recorded if the carrying amount of the inventory exceeds its estimated market value.

PROPERTY, PLANT AND EQUIPMENT

Property and equipment are stated at cost and the related depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Expenditures for repairs and maintenance are charged to operations as incurred. Renewals and betterments are capitalized. Upon the sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the results of operations.

Construction in progress is not depreciated. Depreciation of the property begins when it is placed in service.

Leasehold improvements are amortized over the lesser of the estimated life of the asset or the lease term.

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the cost of acquiring a business that exceeds the net fair value ascribed to its identifiable assets and liabilities. Goodwill and indefinite-lived intangibles are not subject to amortization but are tested for impairment annually and whenever events or circumstances change, such as a significant adverse change in the economic climate that would make it more likely than not that impairment may have occurred. If the carrying value of goodwill or an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized.

AMINCOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
--------------------------------------------------------------------------------

Intangible assets with finite lives are recorded at cost less accumulated amortization. Finite-lived intangible assets are amortized on a straight-line basis over the expected useful lives of the respective assets.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the fair value of long-lived assets on an annual basis or whenever events or changes in circumstances indicate that its carrying amounts may not be recoverable. Accordingly, any impairment of value is recognized when the carrying amount of a long-lived asset exceeds its fair value. No impairment losses have been recognized.

DEFERRED FINANCING COSTS

Costs incurred in conjunction with the incurrence of indebtedness are capitalized and subsequently amortized to interest expense over the related period of the obligation using the straight-line method, which approximates the effective interest rate method.

INCOME TAXES

The Company accounts for income taxes using the liability method, which provides for an asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for future tax effects of temporary differences between the financial reporting and tax basis of assets and liabilities, and measured using the current tax rates and laws that are expected to be in effect when the underlying assets or liabilities are anticipated to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount of tax benefits expected to be realized.

GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under this criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that would likely be sustained under examination. These requirements became effective for annual financial statements beginning after December 15, 2008 and the Company adopted them as of January 1, 2009.

FAIR VALUE MEASUREMENT

Financial instruments and certain non-financial assets and liabilities are measured at their fair value as determined based on the assets highest and best use. GAAP has established a framework for measuring fair value that is based on a hierarchy which requires that the valuation technique used be based on the most objective inputs available for measuring a particular asset or liability. There are three broad levels in the fair value hierarchy which describe the degree of objectivity of the inputs used to determine fair value. The fair value hierarchy is set forth below:

Level 1 -- inputs to the valuation  methodology  are quoted prices  (unadjusted)
           for identical assets or liabilities in active markets.
Level 2 -- inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 -- inputs to the valuation  methodology are unobservable and significant to the fair value measurement. They are based on best information available in the absence of level 1 and 2 inputs.

The fair value of all Company's financial instruments is approximately the same as their carrying amounts.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or could otherwise cause the issuance of common stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into common stock or could otherwise cause the issuance of common stock that then shared in earnings (loss). Such potential additional common shares are included in the computation of diluted earnings per share. Diluted loss per share is not computed because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

STOCK-BASED COMPENSATION

All share-based awards to employees are to be measured based on their fair values and charged to expenses over the period during which an employee is required to provide service in exchange for the award (the vesting period). Employee share-based awards under the Company's Stock Compensation Plan are subject to specific vesting conditions. Compensation cost is recognized over the vesting period based on the grant date fair value of the awards and the portion of the award that is ultimately expected to vest.

AMINCOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
--------------------------------------------------------------------------------

ADVERTISING COSTS

Advertising costs are charged to expense as incurred and are included in selling, general and administrative costs on the consolidated statements of operations. Advertising expenses were approximately $158,000, $103,000 and $37,000, for the years ended December 31, 2010, 2009 and 2008, respectively.

3. BUSINESS COMBINATIONS

As discussed above, the Amincor corporate shell company was used by the Capstone Funds for the purpose of consolidating the five operating businesses which are now subsidiaries, each of which had defaulted under their factoring or financing agreements. Those factoring or financing agreements were all made by CBC and CCGI; therefore, it was and is considered most equitable to the limited partners of CBC and CCGI to consolidate the business risks associated with each business. In this way, a diversity of investment risk is achieved. The consideration paid by the Capstone Funds to acquire each business was the forgiveness of their debt under the factoring or financing agreements with CBC and CCGI. However, in each case, the Capstone Funds did not believe that the amount of debt forgiven was a reasonable indicator of value. The investments made by CBC and CCGI, in the form of loans, were made in view of the Capstone Fund's assessment of the risk of the investments. Such risks include market risks that are not related to the underlying value supporting the investment. Due to the Capstone Funds market risk assessment, the underlying enterprise value of each of these businesses was believed to be the best indicator of the fair value of these businesses. In each case, the amounts of the loans forgiven exceeded the decline in value when measured as being the difference between the principal amount of those loans and the underlying enterprise value of each business. The Company believes that the additional loss sustained, equal to the difference between the amounts of the loans forgiven and the enterprise value of each of these businesses, represents a decline due to market factors that is akin to a decline in the stock market value of an equity investment. Therefore, the Company believes that that additional loss should be borne by the Capstone Funds investors. For these reasons, the consideration paid for each acquisition is equal to the enterprise values of each business. Such values have been determined by independent valuation experts along with the fair values of the assets acquired and the liabilities assumed as well as the value of the goodwill for each business.

The Company's acquisition of each of its subsidiaries in January 2010 has been accounted for using the pooling-of-interest method because the Company and each of the subsidiaries were under the common control of the Capstone Funds. Therefore, as required by GAAP for business combinations for entities under common control, the financial statements presented reflect a combination of the financial statements for each subsidiary since it was acquired by the Capstone Funds.

Each of the Capstone Funds' acquisitions taking place before December 31, 2008 has been accounted for using the purchase method as prescribed by GAAP, and, in accordance with GAAP, the Capstone Funds' acquisition which took place after December 31, 2008 has been accounted for using the acquisition method. Thus, the acquisitions of the predecessor businesses of BPI, ESI, Tulare, and Tyree were accounted for using the purchase method of accounting, while the acquisition of the predecessor business of Masonry was accounted for using the acquisition method of accounting. The purchase method of accounting required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values; whereas, under the acquisition method, the acquirer must recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their acquisition date their fair values. The purchase method required the acquirer to include the costs incurred to effect the acquisition in the cost of the acquisition, while those costs are recognized separately under the acquisition method. Acquisition costs, such as legal, accounting or consulting fees, of approximately $2,191,000 were incurred in connection with the acquisition of the Tyree business and are included in the price allocation, under the purchase method of accounting. Acquisition costs incurred in connection with the acquisitions of BPI, ESI, Tulare, and Masonry were negligible.

BPI was incorporated by the general partner of the Capstone Funds and assumed the business operations of its predecessor company on October 15, 2008. BPI is a wholly owned subsidiary of Amincor.

ESI's controlling equity interest was acquired by the Capstone Funds on September 18, 2008 and subsequently transferred to the Company. An 80% voting interest in ESI was acquired with the Company's purchase of all of ESI's outstanding shares of Series A Convertible Preferred Stock. The remaining 20% voting interest is owned by ESI's prior 100% stockholder, as evidenced by his ownership of 100% of ESI's outstanding common stock. The fair value of the 20% voting interest is owned by ESI's prior 100% stockholder has been determined to be 20% of the enterprise value determined by the above mentioned independent valuation experts.

MASONRY SUPPLY HOLDING CORP. was incorporated by the by the general partner of the Capstone Funds and, on December 31, 2009, the Company acquired the assets, assumed certain liabilities and began operating the business of its predecessor company on that date. MASONRY SUPPLY HOLDING CORP. is a wholly owned subsidiary of Amincor.

AMINCOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
--------------------------------------------------------------------------------

TULARE HOLDINGS, INC. was incorporated by the general partner of the Capstone Funds and assumed the business operations of its predecessor company on January 8, 2008. TULARE HOLDINGS, INC. is a wholly owned subsidiary of Amincor.

TYREE HOLDINGS CORP. was incorporated by the general partner of the Capstone Funds and acquired the assets and assumed certain liabilities of its predecessor company in January 2008. TYREE HOLDINGS CORP. assumed the business operations of its predecessor company on January 17, 2008. Tyree is a majority owned subsidiary of Amincor for which the fair value has been determined by the above mentioned independent valuation experts.

In connection with the acquisitions, the Company assumed liabilities for the payment of certain delinquent accounts payable, income taxes, litigation settlements and other specified liabilities. The Company has since negotiated repayment terms with the majority of the parties owed. The remaining amounts due are non-interest bearing and have terms ranging in duration from 1 to 24 months. The balance of these assumed liabilities totaled $2,510,000 and $4,282,000 as of December 31, 2010 and 2009, respectively.

The consideration paid and the acquisition date fair values of the assets acquired and liabilities assumed related to the predecessors of the companies indicated below during the year ended December 31, 2008 are as follows:

                                                  BPI             ESI            Tulare          Tyree           Totals
                                              ------------    ------------    ------------    ------------    ------------
Cash, receivables and other current assets    $         --    $  1,139,000    $         --    $  9,462,000    $ 10,601,000
Inventory                                          261,000         974,000         539,000       3,279,000       5,053,000
Construction contract work in progress                  --              --              --       9,575,000       9,575,000
Fixed and other non-current assets                      --          12,000              --       4,530,000       4,542,000
Customer relationship intangible                 7,649,000              --              --       1,328,000       8,977,000
Licenses & patents intangible                           --         553,000              --       3,295,000       3,848,000
Noncompetition agreements                               --              --              --       5,886,000       5,886,000
Goodwill                                         7,771,000         192,000              --       7,576,000      15,539,000
Current liabilities assumed                       (415,000)       (672,000)       (232,000)    (17,533,000)    (18,852,000)
Billings on contract work in progress                   --              --              --     (11,709,000)    (11,709,000)
Deferred revenues                                       --              --              --      (1,403,000)     (1,403,000)
Loans from related parties                              --      (1,345,000)             --              --      (1,345,000)
Other long-term debt                                    --              --              --      (1,637,000)     (1,637,000)
Other non-current liabilities                           --        (106,000)             --              --        (106,000)
                                              ------------    ------------    ------------    ------------    ------------
                                              $ 15,266,000    $    747,000    $    307,000    $ 12,649,000    $ 28,969,000
                                              ============    ============    ============    ============    ============

The acquisition date fair values of the assets acquired and liabilities assumed related to the predecessor of Masonry during the year ended December 31, 2009 is as follows:

                                                Masonry
                                              -----------
Cash, receivables and other current assets    $   189,000
Inventory                                       1,022,000
Fixed and other non-current assets              2,102,000
Brand name intangible                           1,013,000
Goodwill                                           31,000
Current liabilities assumed                    (1,079,000)
Long-term liabilities                            (442,000)
Other non-current liabilities                     (75,000)
                                              -----------
                                              $ 2,761,000
                                              ===========

The amounts related to each of the acquired companies revenue and earnings included in the Company's consolidated statement of income for the year ended December 31, 2008 are indicated below:

AMINCOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
--------------------------------------------------------------------------------

                                                   ** BPI          ESI            Tulare           Tyree
          Acquisition Date                        10/15/08       9/18/2008       1/8/2008        1/17/2008         Totals
          ----------------                      ------------    ------------    ------------    ------------    ------------
Actual revenues from acquisition date to
December 31, 2008                               $  2,889,000    $    578,000    $ 11,369,000    $ 58,209,000    $ 73,045,000
Supplemental pro forma revenues from
January 1, 2008 to December 31, 2008            $  2,889,000    $  3,315,000    $ 11,369,000    $ 59,755,000    $ 77,328,000
Actual net loss attributable to Amincor
 stockholders from acquisition date to
 December 31, 2008                              $   (354,000)   $ (1,003,000)   $ (7,962,000)   $ (1,420,000)   $(10,739,000)
Supplemental pro forma net loss attributable
 to Amincor stockholders from
 January 1, 2008 to December 31, 2008           $   (354,000)   $ (2,014,000)   $ (7,962,000)   $ (1,559,000)   $(11,889,000)

** The Company was unable to obtain the revenue and net income amounts from BPI's predecessor company due to the poor condition of the predecessor company's books and records.

The amounts of Masonry's revenue and earnings included in the Company's consolidated statement of income for the years ended December 31, 2009 and 2008 are indicated below:

                                                  Masonry
          Acquisition Date                       12/31/2009
          ----------------                      -------------
Actual revenues from acquisition date to
 December 31, 2009                              $         --
Supplemental pro forma revenues from
 January 1, 2009 to December 31, 2009           $ 10,127,000
Supplemental pro forma revenue from
 January 1, 2008 to December 31, 2008           $  9,361,000
Actual net loss attributable to Amincor
 stockholders from acquisition date to
 December 31, 2009                              $         --
Supplemental pro forma net loss attributable
 to Amincor stockholders from
 January 1, 2009 to December 31, 2009           $ (9,538,000)
Supplemental pro forma net loss attributable
 to Amincor stockholders from
 January 1, 2008 to December 31, 2008           $ (6,909,000)

4. DUE FROM FACTOR

At December 31, 2009 several of the subsidiaries had factoring agreements with a related party, CBC (also referred to as the "Factor"). Under the factoring agreements, eligible accounts receivable were factored, the Factor assumed credit  risks for all  credit-approved  accounts,  and the  subsidiaries  having factoring agreements paid factoring fees based on a percentage of the gross amount of factored receivables. The factoring agreements permitted the subsidiaries to request advances of up to 80% of factored accounts subject to a credit limit. From August and October 2010, the factoring agreements were assigned to Amincor and since then all necessary accounts receivable financing has been done through intercompany lending.

AMINCOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
--------------------------------------------------------------------------------

5. INVENTORIES

Inventories consist of:

     *    baking ingredients,
     *    sporting goods,
     *    masonry supplies, masonry and building materials,
     *    frozen produce and related packaging materials, and
     *    construction and service maintenance parts.

A summary of inventory as of December 31, 2010 and 2009 is below.

                                                   2010                  2009
                                                ----------            ----------
Finished goods                                  $  443,000            $1,543,000
Raw materials                                    3,351,000             3,424,000
Packaging supplies                                 389,000               479,000
Ingredients                                        286,000               265,000
                                                ----------            ----------
                                                $4,469,000            $5,711,000
                                                ==========            ==========

6. PROPERTY, PLANT, AND EQUIPMENT

At December 31, 2010 and 2009 property, plant, and equipment consisted of the following:

                                          Range of
                                          Estimated
                                        Useful Lives             2010               2009
                                        ------------          -----------        ----------
Land                                     n/a                  $   917,000        $       --
Machinery and equipment                  2 - 10 years          10,045,000         1,653,000
Furniture and fixtures                   5 - 10 years             161,000           136,000
Building and leasehold improvements      10 years               4,726,000         1,314,000
Computer equipment and software          5 - 7 years              730,000           695,000
Construction in progress                 n/a                       57,000            33,000
Vehicles                                 3 - 10 years           3,714,000         3,232,000
                                                              -----------        ----------
                                                               20,350,000         7,063,000
Less accumulated depreciation                                   2,880,000         1,385,000
                                                              -----------        ----------
                                                              $17,470,000        $5,678,000
                                                              ===========        ==========

Property, plant, and equipment include items under capital leases of $1,242,000 and $581,000 as of December 31, 2010 and 2009, respectively. Accumulated depreciation includes $163,000 and $ 0 related to those items as of December 31, 2010 and 2009, respectively.

Depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 was $1,553,000, $833,000 and $584,000, respectively.

PROPERTY AND EQUIPMENT HELD FOR SALE

The Capstone Funds contributed property and equipment to the Company that it had received in connection with defaults under factoring and financing agreements with CBC and CCGI that had been the property of a business other than the businesses that are now Amincor subsidiaries. Those assets were transferred to the Company because the Capstone Funds acquired them in the same manner as it

AMINCOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
--------------------------------------------------------------------------------

acquired the assets of the other businesses that were acquired; that is, because of defaults under factoring and financing agreements with CBC and CCGI. As a result, the limited partners the Capstone Funds who have become the Company's stockholders, retain their interest in these assets. However, some of these assets are not related to any business operations conducted by any of the Amincor subsidiaries.

Although this property and equipment does not relate to any discontinued operations, it is classified as Asset held for sale in non-current assets on the accompanying balance sheet and is carried at its fair value net of the estimated cost to sell it.

7. INTANGIBLE ASSETS

Intangible assets with finite useful lives are amortized on a straight-line basis over the useful lives of the assets and consist of the following at December 31, 2010 and 2009:

                                          Range of
                                          Estimated
                                        Useful Lives             2010               2009
                                        ------------          -----------        ----------

Customer relationships                   5 - 10 years         $ 8,977,000        $ 8,977,000
Non-competition agreements               7 years                5,886,000          5,886,000
Licenses and permits                     10.3 years               177,000            177,000
Service contracts                        5.3 years                354,000            354,000
Brand name                               10 years               1,013,000          1,013,000
                                                              -----------        -----------
                                                               16,407,000         16,407,000
Less accumulated depreciation                                   5,256,000          3,200,000
                                                              -----------        -----------
                                                              $11,151,000        $13,207,000
                                                              ===========        ===========

The above licenses and permits have renewal provisions which are generally one to four years. At December 31, 2010, the weighted-average period to the next renewal was thirteen months. The costs of renewal are nominal and are expensed when incurred. The Company intends to renew all licenses and permits currently held.

Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $2,056,000, $1,955,000 and $1,266,000, respectively. Future amortization expense for intangible assets subject to amortization is as follows:

          Year Ending December 31,
             2011                            $ 2,056,000
             2012                              2,056,000
             2013                              1,802,000
             2014                              1,791,000
             2015                                904,000
          Thereafter                           2,542,000
                                             -----------
                                             $11,151,000
                                             ===========

Goodwill and $3,296,000 of licenses and permits have an indefinite useful life and are not amortized but are tested for impairment annually. No impairment losses have been recognized during the three years ended December 31, 2010.

8. MORTGAGES RECEIVABLE

The Company acquired mortgages from the Capstone Funds in connection with defaults under financing agreements with CBC. These mortgages were transferred through assignment to the Company by the Capstone Funds. As a result, the limited partners of the Capstone Funds, who have become the Company's stockholders, retain their interest in these assets. The mortgage receivables represent two notes collateralized by property in Pelham, Manor, New York which were in the process of foreclosure as of December 31, 2010. The value of the mortgages was based on the fair value of the collateral, net of the estimated cost to sell it.

AMINCOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
--------------------------------------------------------------------------------

9. TYREE CONTRACTS

COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

At December 31, 2010
  Costs incurred on uncompleted contracts                                            $ 4,073,000
  Estimated earnings                                                                   1,324,000
                                                                                       5,397,000
  Less: Billings to date                                                              (5,655,000)
                                                                                     -----------
                                                                                     $  (258,000)
                                                                                     ===========
Included in accompanying balance sheets under the following captions:
  Costs and estimated earnings in excess of billings on uncompleted contracts        $   279,000
  Billings in excess of costs and estimated earnings on uncompleted contracts           (537,000)
                                                                                     -----------
                                                                                     $  (258,000)
                                                                                     ===========

10. INCOME TAXES

The Company records the income tax effect of transactions in the same year that the transactions occur to determine net income, regardless of when the transactions are recognized for tax purposes. Deferred taxes are provided to reflect the income tax effects of amounts included in the Company's financial statements in different periods than for tax purposes, principally bad debt allowances for accounts receivables, and depreciation and amortization expenses for income tax purposes. The provision for income taxes for the years ended December 31, 2010, 2009 and 2008 is below:

                                               Years Ended December 31,
                                    --------------------------------------------
                                      2010              2009              2008
                                    --------          --------          --------
Current:
  Federal                           $     --          $     --          $     --
  States                             184,000                --                --
                                    --------          --------          --------
                                     184,000                --                --
                                    --------          --------          --------
Deferred:
  Federal                                 --                --                --
  States                                  --                --                --
                                    --------          --------          --------
                                          --                --                --
                                    --------          --------          --------
Total provision for income taxes    $184,000          $     --          $     --
                                    ========          ========          ========

Valuation allowances have been established for deferred tax assets based on a more likely than not threshold. The Company's ability to realize deferred tax assets depends on the Company's ability to generate sufficient taxable income within the carryforward periods provided for in the tax law for each applicable tax jurisdiction.

AMINCOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
--------------------------------------------------------------------------------

The tax effect of temporary differences that give rise to the deferred tax asset as of December 31, 2010, 2009 and 2008 are presented below:

                                                             December 31,
                                                   -----------------------------
                                                       2010             2009
                                                   ------------     ------------
Deferred tax assets:
  Net operating loss carryforwards                 $  8,991,000     $  5,540,000
  Accounts receivable                                   244,000          397,000
  Inventory                                              68,000           49,000
  Intangible assets                                   1,080,000          774,000
  Contract revenue recognition                               --          326,000
  Accrued expenses and other current liabilities         98,000          275,000
  Property and equipment                                 11,000               --
                                                   ------------     ------------
                                                     10,492,000        7,361,000
Deferred tax liabilites:
  Goodwill                                            1,090,000          654,000
  Intangible assets                                     264,000          176,000
  Property and equipment                                348,000          111,000
                                                   ------------     ------------
Subtotal                                              1,702,000          941,000
Less deferred tax valuation allowance                 8,790,000        6,420,000
                                                   ------------     ------------
Net deferred income tax asset                      $         --     $         --
                                                   ============     ============

The Company's effective tax rate differs from the statutory Federal income tax rate of 34%, primarily due to the effect of state and local income taxes and the impact of recording a valuation allowance if it is determined that the Company may not realize some or all of the future tax benefits from deferred tax assets, which primarily consist of the potential future tax benefits from net operating loss carryforwards. The following is a reconciliation of the income tax expense that would result from applying the U.S. Federal statutory income tax rate to the Company's recorded income tax expense for the years ended December 31, 2010, 2009 and 2008:

                                             Years Ended December 31,
                                  ---------------------------------------------
                                      2010             2009            2008
                                  ------------     ------------    ------------
Income tax expense at federal
 statutory rate                   $ (2,267,000)    $ (4,436,000)   $ (1,039,000)
State taxes                           (280,000)        (783,000)       (183,000)
Permanent differences                  361,000         (166,000)        187,000
Change in deferred tax valuation
 allowances                          2,370,000        5,385,000       1,035,000
                                  ------------     ------------    ------------
                                  $    184,000     $         --    $         --
                                  ============     ============    ============

AMINCOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
--------------------------------------------------------------------------------

11. LONG-TERM LIABILITIES

LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2010 and 2009:

                                                                                       2010             2009
                                                                                    ----------       ----------
Equipment loans payable,  collateralized  by the assets  purchased,  and bearing interest at annual fixed rates  ranging from 8.0% to 15.0% as of December 31,
 2010 and 2009, with principal and interest payable in installments through
 July 2014.                                                                         $  967,000       $1,186,000
Promissory notes payable, with accrued interest, to three former stockholders of a predecessor company. These notes are unsecured and are subordinate to the Company's senior debt.  The notes mature on December 31, 2012 and bear
 interest at an annual rate of 6.0%.                                                   500,000          500,000
Note payable to a commercial bank.  Payable in monthly installments of principal and interest of $6,198 through March 2015.  The annual interest
 rate is 7.25%.                                                                        454,000           63,000
Bank loan payable, with an interest rate of 5.25% per annum and maturing in
 March 2014.                                                                            76,000           89,000
Bank line of credit allowing for borrowings of up to $90,000.  Interest at
 prime plus 4.25% per year.                                                             64,000           77,000
Note payable to a former stockholder of a predecessor company payable in monthly installments of principal and interest of $9,709 through July 2010
 with interest at prime plus 1.5% per year.                                                 --           60,000
                                                                                    ----------       ----------
                                                                                     2,061,000        1,975,000
Less current portion                                                                   418,000          440,000
                                                                                    ----------       ----------
                                                                                    $1,643,000       $1,535,000
                                                                                    ==========       ==========

Future minimum principal payments on long-term debt are below:

        Year Ending December 31,
           2011                               $ 418,000
           2012                                 840,000
           2013                                 373,000
           2014                                 286,000
           2015                                 144,000
                                            -----------
                                            $ 2,061,000
                                            ===========

CAPITAL LEASE OBLIGATIONS

The Company is obligated under various capital lease agreements for machinery and equipment. The terms of the leases have a term of one to five years, with effective interest rates that range from 5.0% to 22.7%.

AMINCOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
--------------------------------------------------------------------------------

Future minimum lease payments under the capital lease obligations at December 31, 2010 are as follows:

        Year Ending December 31,
           2011                                            $  341,000
           2012                                               326,000
           2013                                               256,000
           2014                                               149,000
                                                            1,072,000
        Less amount representing interest                     180,000
                                                           ----------
                                                           $  892,000
                                                           ==========

12. RELATED PARTY LOANS AND TRANSACTIONS

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the other party in making financial and operating decisions. Related parties include other the parties that are subject to common control or that are subject to common significant influences.

LOANS FROM RELATED PARTIES

Loans from related parties consists of the following at December 31, 2010 and 2009:

                                                                                       2010             2009
                                                                                    -----------      -----------
Purchase order financing  agreement with CCGI which expires on January 17, 2013
 On August 2, 2010 this agreement was assumed and extended through
 August 2, 2013                                                                     $        --      $ 4,259,000
Revolving credit agreement with CBC which expires on October 18, 2013.  At
 December 31, 2010 the agreement bears interest at 5% per annum                              --        5,578,000
Loans from a related party - non-interest bearing                                            --           10,000
Loans from CBC for rent incurred under operating lease                                       --        3,604,000
Loan and security agreement with Capstone Capital Group, LLC which expires on
 November 1, 2013 bearing interest at 18% per annum.  Maximum borrowing of
 $800,000                                                                               714,000               --
                                                                                    -----------      -----------
      Total loans and amounts payable to related parties                            $   714,000      $13,451,000
                                                                                    ===========      ===========

Interest  expense  for  these  loans  amounted  to   approximately   $1,598,000,
$8,274,000 and $3,784,000 for the years ended December 31, 2010,  2009 and 2008, respectively.

RELATED PARTY TRANSACTIONS

Tyree receives consulting services from an entity controlled by the relatives of certain stockholders under a consulting agreement. The agreement expires on January 18, 2015. Tyree makes payments of $16,000 per month during the term of the agreement. As of December 31, 2010, Tyree owes this entity $79,000 representing payments in arrears.

AMINCOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
--------------------------------------------------------------------------------

13. EQUITY

STOCK ISSUANCES

Prior to the acquisition of the subsidiaries, the Company issued 21,176,262 restricted shares of Class B non-voting common stock and 1,752,823 shares of preferred stock to the investors in CCSPF and CSPF as payment-in-kind for their interests in the factor and financing loans made to the predecessor businesses of the Amincor subsidiaries. Concurrent with these stock issuances, 7,056,856 shares of Class A common stock owned by the principals of Amincor were retired. As a result of these share issuances and retirements, the individual investors having interests in the factor and financing loans made to the predecessor businesses of the Amincor subsidiaries received proportionate interests in Amincor equivalent to their underlying proportionate interests in the assets (primarily loans receivable) the Capstone Funds.

LOSS PER SHARE

The Company had no common stock equivalents that were required to be included in the earnings per share computation for the years ended December 31, 2010, 2009, or 2008.

STOCK-BASED COMPENSATION

On December 31, 2010, the Board of Directors approved the issue and grant of stock options to certain of the Company's officers. The grant was for options to purchase an aggregate 120,799 shares of class A common stock an exercise price of $2.80. 50% of the options vest and become exercisable on the first anniversary of the grant date and the remaining 50% on the second anniversary of the grant date, provided that the individual is employed by the Company on the anniversary date.

The Company determined the fair value of the award using the Black Scholes option pricing model based on the 5 year expiration period of the award, assuming a risk free interest rate of 5.2% and a stock price volatility of 27% based on comparable public companies, a 0% forfeiture rate, and no common stock dividends over the expected lives of the option awards. All of the 120,799 options to purchase shares of class A common stock were outstanding at December 31, 2010. As of December 31, 2010, the total compensation cost related to nonvested awards not yet recognized is approximately $11,000.

OPTION TO PURCHASE COMMON STOCK OF SUBSIDIARY COMPANY

On October 26, 2010, concurrently with the signing of the Samsung Agreement, Samsung was given an option to purchase shares of ESI's common stock equal to 10% of the aggregate number of ESI's shares deemed outstanding on the exercise date of October 26, 2010. The options have an exercise price of $80 per share and expire on December 31, 2014.

AMINCOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
--------------------------------------------------------------------------------

14. OPERATING SEGMENTS

Operating subsidiaries are organized primarily by Amincor and its operating subsidiaries into seven operating segments: (1) Amincor, (2) Other Assets, (3) BPI, (4) ESI, (5) IMSC, (6) Tulare, and (7) Tyree. Segment information is as follows:

                                                               As of December 31,
                                                      -----------------------------------
                                                          2010                   2009
                                                      ------------           ------------
TOTAL ASSETS:
  Amincor                                             $  2,454,000           $         --
  Other Assets                                          25,393,000                     --
  BPI                                                   16,215,000             17,863,000
  ESI                                                      606,000              1,997,000
  IMSC                                                   3,683,000              4,357,000
  Tulare                                                 3,065,000              4,588,000
  Tyree                                                 29,002,000             34,937,000
                                                      ------------           ------------
Total assets                                          $ 80,418,000           $ 63,742,000
                                                      ============           ============
TOTAL CAPITAL EXPENDITURES:
  Amincor                                             $         --           $         --
  Other Assets                                                  --                     --
  BPI                                                       62,000                 26,000
  ESI                                                        1,000                 17,000
  IMSC                                                     151,000                     --
  Tulare                                                    92,000                 85,000
  Tyree                                                     33,000              1,813,000
                                                      ------------           ------------
Total capital expenditures                            $    339,000           $  1,941,000
                                                      ============           ============
TOTAL GOODWILL:
  Amincor                                             $         --           $         --
  Other Assets                                                  --                     --
  BPI                                                    7,771,000              7,771,000
  ESI                                                      192,000                192,000
  IMSC                                                      31,000                 31,000
  Tulare                                                        --                     --
  Tyree                                                  7,575,000              7,575,000
                                                      ------------           ------------
Total goodwill                                        $ 15,569,000           $ 15,569,000
                                                      ============           ============

TOTAL INTANGIBLE ASSETS:
  Amincor                                             $         --           $         --
  Other Assets                                                  --                     --
  BPI                                                    5,960,000              6,725,000
  ESI                                                      339,000                423,000
  IMSC                                                     912,000              1,013,000
  Tulare                                                        --                     --
  Tyree                                                  7,236,000              8,342,000
                                                      ------------           ------------
Total intangible assets                               $ 14,447,000           $ 16,503,000
                                                      ============           ============

AMINCOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
--------------------------------------------------------------------------------

                                                                          As of December 31,
                                                      ----------------------------------------------------------
                                                          2010                   2009                   2008
                                                      ------------           ------------           ------------
NET REVENUES:
  Amincor                                             $         --           $         --           $         --
  Other Assets                                                  --                     --                     --
  BPI                                                   13,292,000             13,346,000              2,889,000
  ESI                                                    3,234,000              3,804,000                578,000
  IMSC                                                   5,835,000                     --                     --
  Tulare                                                10,075,000             11,324,000             11,369,000
  Tyree                                                 53,624,000             53,655,000             58,209,000
                                                      ------------           ------------           ------------
Net revenues                                          $ 86,060,000           $ 82,129,000           $ 73,045,000
                                                      ============           ============           ============

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES:
  Amincor                                             $ (1,481,000)          $         --           $         --
  Other Assets                                             404,000                     --                     --
  BPI                                                     (270,000)              (783,000)              (354,000)
  ESI                                                   (1,683,000)            (2,233,000)            (1,254,000)
  IMSC                                                  (2,493,000)                    --                     --
  Tulare                                                (2,718,000)            (7,416,000)            (7,962,000)
  Tyree                                                    698,000             (2,614,000)            (1,739,000)
                                                      ------------           ------------           ------------
Income (loss) before Provision for Income Taxes       $ (7,543,000)          $(13,046,000)          $(11,309,000)
                                                      ============           ============           ============
DEPRECIATION OF PROPERTY AND EQUIPMENT:
  Amincor                                             $         --           $         --           $         --
  Other Assets                                             247,000                     --                     --
  BPI                                                        4,000                  1,000                     --
  ESI                                                        4,000                  5,000                  1,000
  IMSC                                                     261,000                     --                     --
  Tulare                                                   110,000                 94,000                 44,000
  Tyree                                                    927,000                733,000                539,000
                                                      ------------           ------------           ------------
Total depreciation of property and equipment          $  1,553,000           $    833,000           $    584,000
                                                      ============           ============           ============
AMORTIZATION OF INTANGIBLE ASSETS:
  Amincor                                             $         --           $         --           $         --
  Other Assets                                                  --                     --                     --
  BPI                                                      765,000                765,000                160,000
  ESI                                                       84,000                 84,000                 46,000
  IMSC                                                     101,000                     --                     --
  Tulare                                                        --                     --                     --
  Tyree                                                  1,106,000              1,106,000              1,060,000
                                                      ------------           ------------           ------------
Total amortization of intangible assets               $  2,056,000           $  1,955,000           $  1,266,000
                                                      ============           ============           ============

INTEREST (INCOME) EXPENSE:
  Amincor                                             $   (489,000)          $         --           $         --
  Other Assets                                                  --                     --                     --
  BPI                                                      579,000                732,000                 76,000
  ESI                                                      170,000                967,000                448,000
  IMSC                                                     365,000                     --                     --
  Tulare                                                   845,000              5,885,000              2,101,000
  Tyree                                                    580,000              1,203,000              2,370,000
                                                      ------------           ------------           ------------
Total interest expense, net                           $  2,050,000           $  8,787,000           $  4,995,000
                                                      ============           ============           ============

AMINCOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
--------------------------------------------------------------------------------

15. COMMITMENTS AND CONTINGENCIES

WARRANTY RESERVE

Tyree's contracts with its customers usually contain a written or implied warranty on workmanship for one year. Subcontractors and parts suppliers used by Tyree generally warrant the parts they supply or services they perform for a similar period. At project or service completion, customers provide written or verbal acceptance of the Tyree's work. Warranty related cost experienced by the Tyree typically consists of minor adjustments or calibration work. Tyree has accrued $100,000 and $53,000 at December 31, 2010 and 2009, respectively for estimated warranty costs related to completed contracts.

LEASE COMMITMENTS

The Company leases office and warehouse space under non-cancelable operating leases that expire at various dates through 2014. Some of the leases carry renewal provisions and some require the Company to pay maintenance costs or a share of real estate taxes and other costs. Rental payments may be adjusted for increases in taxes and insurance.

Rent expense on leases containing scheduled rent increases is recognized by amortizing the aggregate lease payments on a straight-line basis over the lease term. This has resulted in deferred rent liabilities of $22,000 and $23,000 as of December 31, 2010 and 2009, respectively which are included in other liabilities.

Rent expense totaled $3,551,000, $4,277,000, and $3,138,000 for the years ended December 31, 2010, 2009 and 2008, respectively, which includes related party rent of $2,374,000, $3,129,000, and $2,000,000 for the years ended December 31,
2010, 2009 and 2008, respectively.

At December 31, 2010, the future minimum lease commitments under non-cancelable operating leases, including leases with related parties, are as follows:


        Year Ending December 31,
           2011                               $ 473,000
           2012                                 247,000
           2013                                 178,000
           2014                                  57,000
                                              ---------
                                              $ 955,000
                                              =========

EMPLOYMENT AGREEMENTS

The Chief Executive Officer ("CEO") of Tyree entered into an employment agreement for the period commencing on March 3, 2008 and ending on December 31, 2012. The CEO agreement provides for annual compensation of $240,000 plus certain other benefits. The CEO's annual compensation will increase by 3% on each anniversary of the term. The bonus for each year will be up to 100% of the annual compensation, provided that Tyree meets all of the annual objectives established by the Board of Directors.

The Chief Operating Officer and President ("COO") and the Vice President, Business Development ("VP") of Tyree each entered into employment agreements for the period commencing on January 17, 2008 and ending on December 31, 2012. The COO and VP agreements provide for annual compensation of $320,000 plus certain other benefits. The COO's and VP's annual compensation may be reduced at the discretion of the Board of Directors in the event that Tyree's Earnings Before Interest, Taxes, Depreciation, and Amortization ("EBITDA") is 80% or less of budgeted amounts for the period. The bonus for each year will be no less than $100,000 provided that Tyree meets all of the annual objectives established by the Board of Directors.

Each of these officers entered into a non-competition agreement for the terms of
the  officer's   employment  and  for  a  period  subsequent  to  the  officer's termination of two years.

The minimum base compensation commitments under these Employment Agreements are approximately:

        Year Ending December 31,
           2011                               $  880,000
           2012                                  880,000
                                              ----------
                                              $1,760,000
                                              ==========

AMINCOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
--------------------------------------------------------------------------------

LICENSING AGREEMENTS

On October 1, 2008, the ESI entered in to a five-year licensing agreement with Volkl GmbH with the option to renew for two additional five-year periods. Under the agreement, the Company has the right to sell merchandise under the licensed name worldwide without any restrictions. In exchange for the right to sell the licensed merchandise, the Company is to pay royalty fees in the amount of 2.5%, 5.0%, and 7.0% of net sales during years one, two, and three and thereafter, respectively.

Minimum royalty payments under the agreement are as follows:


                                   Amount       Exchange Rate         Amount
Year Ending December 31,         (in Euros)       (12/31/10)       (in Dollars)
------------------------         ----------       ----------       ------------
   2011                       (euro) 200,000        1.3292          $  266,000
   2012                              256,000        1.3292             340,000
   2013                              303,000        1.3292             403,000
                                     -------                        ----------
                              (euro) 759,000                        $1,009,000
                                     =======                        ==========

On January 1, 2009, the ESI entered in to a three-year licensing agreement with Boris Becker & Co. Under the agreement, the ESI has the right to sell tennis rackets, tennis bags, and tennis accessories worldwide (with the exception of China) under the licensed name. In exchange for the right to sell the licensed merchandise, ESI is to pay royalty fees of 5.0% of net sales during the term of the agreement.

During the years ended December 31, 2010, 2009 and 2008 royalty expense under both agreements amounted to $207,000, $112,000, and $0, respectively.

EMPLOYEE BENEFIT PLANS

BPI

BPI established a 401(k) retirement plan (the "BPI Plan") effective January 1, 2009. The Plan covers employees of the Company who have completed three months (250 hours) of service and have attained the age of twenty-one. All employees hired prior to January 1, 2009, entered the Plan immediately. The BPI Plan permits participants to chose either a traditional pre-tax salary deferral plan or a Roth after-tax deferral plan. BPI does not make matching or discretionary contributions.

IMSC

IMSC sponsors a profit sharing plan (the "IMSC Plan") pursuant to Section 401(k) of the Internal Revenue Code (the "Code", whereby participants can contribute up to 12% of their compensation, but not in excess of the maximum allowed under the Code. IMSC's may make discretionary matching contributions; however, no matching contribution was made for the year ended December 31, 2010.

TYREE

Tyree has established The Tyree Holdings 401(k) Retirement Plan (the "Tyree Plan"), which covers all eligible non-union employees. The Tyree Plan provides for voluntary contributions by eligible employees up to a maximum of 85% of their eligible compensation, subject to the applicable federal limitations. Tyree has the option to make a discretionary contribution each year, but did not make any contributions for the years ended December 31, 2010, 2009 and 2008.

Tyree has collective bargaining agreements with certain labor unions. These agreements expire at varying dates through April 30, 2012. In accordance with its collective bargaining agreements, Tyree participates in several multi-employer pension plans. These plans provide benefits to substantially all union employees. Payments made under these plans were $2,153,000, $1,620,000, and $2,014,000 for the years ended December 31, 2010, 2009 and 2008, respectively. Tyree funds these plans on a monthly basis in accordance with the provisions of the negotiated labor contracts.

AMINCOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
--------------------------------------------------------------------------------

CONTINGENCIES

LEGAL PROCEEDINGS

TYREE

Tyree's services are regulated by federal, state, and local laws enacted to regulate discharge of materials into the environment, remediation of contaminated soil and groundwater or otherwise protect the environment. This ongoing regulation results in Tyree or Tyree's predecessor companies being put at risk at becoming a party to legal proceedings involving customers or other interested parties. The issues involved in such proceedings generally relate to alleged responsibility arising under federal or state laws to remediate contamination at properties owned or operated either by current or former customers or by other parties who allege damages. To limit its exposure to such proceedings, the Tyree purchases, for itself and Tyree's predecessor companies, site pollution, pollution, and professional liability insurance. Aggregate limits, per occurrence limits, and deductibles for this policy are $10,000,000, $5,000,000 and $50,000, respectively.

Tyree and its subsidiaries are, from time to time, involved in ordinary and routine litigation. Management presently believes that the ultimate outcome of these proceedings individually or in the aggregate, will not have a material adverse effect on the Company's financial position, results of operations or cash flows. Nevertheless, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages and, in such event, could result in a material adverse impact on the Company's financial position, results of operations or cash flows for the period in which the ruling occurs.

IMSC

Counsel for the former President of IMSC has indicated an intent to file suit against IMSC. The allegations of this potential action are unknown to management at this point. Management believes any claims made by the former President will be deemed frivolous and will have little or no impact on the Company or IMSC.

CBC, a related party, is the plaintiff in a foreclosure action against Imperia Family Realty, LLC and has been granted a Judgment of Foreclosure. A former principal of Imperia Bros. Inc. (a predecessor company to IMSC) filed a countersuit in response to the foreclosure action. CBC believes this countersuit, which is being contested, is frivolous and will not be successful. Management believes the litigation described will have little or no impact on the Company and IMSC.

CONCENTRATIONS OF CREDIT RISK

CASH

The Company places its cash balances with various stable financial institutions, which may at times exceed the Federal Deposit Insurance Corporation ("FDIC") limit. The Company believes its risk of loss is negligible, and, as of December 31, 2010 and 2009, the Company's cash balances did not exceed the FDIC insurance limit.

MAJOR CUSTOMERS

Two customers accounted for approximately $36,500,000 or 42% and $35,900,000 or 39% of the consolidated gross sales for the years ended December 31, 2010 and 2009, respectively. One customer accounted for approximately $29,700,000 or 34% of the consolidated gross sales for the year ended December 31, 2008.

16. LIQUIDITY MATTERS

Since the beginning of the recession in 2008, the Company has not borrowed from any bank, finance company, other unrelated lender and has not received any private equity financing. Since that time, internally generated operating cash flows have been sufficient to meet the Company's business operating requirements. However, operating cash flows have not been sufficient to finance capital improvements or provide funds for the substantial marketing efforts necessary for growing the businesses. For example, an outlay of about $2,000,000 is required to complete the frozen donut line for BPI and another $1,500,000 is required to overhaul Masonry's Block Plant. In addition, Tyree is ready to expand by entering new geographic areas.

AMINCOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
--------------------------------------------------------------------------------

In 2011, management expects to mortgage the property occupied by Tulare Frozen Foods in Lindsay, CA for $2,000,000 and also expects to receive a $7,000,000 USDA guaranteed loan for BPI in Burlington, IA.

Once the Company is cleared to sell its stock publicly, the Company plans to create a market for the stock and obtain capital from private and public investors.

Management believes that, even without the addition of the capital from loans and stock sales, that the Company will be able to generate sufficient cash flows through December 31, 2011.

16.  SUBSEQUENT EVENTS

On January 3, 2011, the Company acquired all of the business assets and assumed certain liabilities of Environmental Testing Laboratories, Inc., a company in the business of providing environmental testing and laboratory services (collectively, the "ETL Business"), in exchange for the forgiveness of debt by the former owner. Concurrently, the Company assigned the ETL Business to Environmental Quality Services, Inc., a Delaware corporation, wholly-owned by Environmental Holding Corp., which is wholly-owned subsidiary of the Company.

The  Company  had  no  additional   significant   subsequent   events  requiring
disclosure.