Form 10-Q
period 2011-03-31
Amincor, Inc.
filed 2011-05-23
CIK 1167905

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended: March 31, 2011

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ____________

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

Non-accelerated filer [X]                          Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 15, 2011, there were 7,478,409 shares of Registrant's Class A Common Stock and 21,176,262 shares of Registrant's Class B Common Stock outstanding.

                                  AMINCOR, INC.
                               REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

                                    Contents

PART I  - FINANCIAL INFORMATION............................................... 4

   Item 1.  Financial Statements.............................................. 4

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations.............................................24

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk........34

   Item 4.  Controls and Procedures...........................................34

PART II  - OTHER INFORMATION..................................................36

   Item 1. Legal Proceedings..................................................36

   Item 1A. Risk Factors......................................................37

   Item 6. Exhibits...........................................................40

SIGNATURES....................................................................41

                                EXPLANATORY NOTE

In this Quarterly Report on Form 10-Q, unless the context indicates otherwise, the terms "Amincor," "Company," "Registrant," "we," "us" and "our" refer to Amincor, Inc., and its subsidiaries.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our industry, our beliefs, and our assumptions. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "would," "should," "scheduled," "projects," and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks and uncertainties many of which are outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this Quarterly Report on Form 10-Q as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described below under Item 1A Risk Factors and elsewhere in this Quarterly Report on Form 10-Q. We do not undertake any obligation to update any forward looking statements.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         Amincor, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets

                                                                March 31,           December 31,
                                                                  2011                  2010
                                                              ------------          ------------
                                                               (unaudited)
                                   ASSETS

CURRENT ASSETS:
  Cash                                                        $  1,372,282          $  2,643,069
  Accounts receivable, net of allowance of $662,543
   and $608,325, respectively                                    9,497,091             8,878,357
  Note receivable                                                       --               522,501
  Due from related party                                         1,781,396             1,717,233
  Inventories, net                                               5,182,337             4,468,578
  Costs and estimated earnings in excess of billings
   on uncompleted contracts                                        774,666               279,152
  Prepaid expenses and other current assets                        881,137               899,693
                                                              ------------          ------------
      TOTAL CURRENT ASSETS                                      19,488,909            19,408,583
                                                              ------------          ------------

PROPERTY AND EQUIPMENT, NET                                     17,343,376            17,469,999
                                                              ------------          ------------
OTHER ASSETS:
  Mortgages receivable                                           6,180,000             6,180,000
  Goodwill                                                      15,777,898            15,569,400
  Other intangible assets, net                                  14,221,314            14,446,590
  Deferred financing costs, net                                    280,342               319,465
  Other assets                                                     437,081               449,239
  Assets held for sale                                           2,930,000             6,575,000
                                                              ------------          ------------
      TOTAL OTHER ASSETS                                        39,826,635            43,539,694
                                                              ------------          ------------

      TOTAL ASSETS                                            $ 76,658,920          $ 80,418,276
                                                              ============          ============


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                         Amincor, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets

                                                                      March 31,            December 31,
                                                                        2011                   2010
                                                                    ------------           ------------
                                                                     (unaudited)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $ 11,927,702           $ 12,213,624
  Assumed liabilities - current portion                                2,567,371              2,480,921
  Accrued expenses and other current liabilities                       3,419,451              4,306,900
  Due to related party                                                   276,407                     --
  Loans payable to related party                                         439,783                713,930
  Notes payable - current portion                                        350,810                418,181
  Capital lease obligations - current portion                            224,566                254,220
  Billings in excess of costs and estimated earnings on
   uncompleted contracts                                                 962,292                536,825
  Due to officer                                                         210,228                206,860
                                                                    ------------           ------------
      TOTAL CURRENT LIABILITIES                                       20,378,610             21,131,461
                                                                    ------------           ------------

LONG-TERM LIABILITIES:
  Assumed liabilities - net of current portion                            28,375                 28,375
  Capital lease obligations - net of current portion                     603,570                637,901
  Notes payable - net of current portion                               1,628,444              1,643,483
  Other long-term liabilities                                             39,022                 33,382
                                                                    ------------           ------------
      TOTAL LONG-TERM LIABILITIES                                      2,299,411              2,343,141
                                                                    ------------           ------------
      TOTAL LIABILITIES                                               22,678,021             23,474,602
                                                                    ------------           ------------
CONTINGENCIES

SHAREHOLDERS' EQUITY:
AMINCOR SHAREHOLDERS' EQUITY:
  Convertible preferred stock, $0.001 par value per share;
   3,000,000 authorized, 1,752,823 issued and outstanding                  1,753                  1,753
  Common stock - class A; $0.001 par value;
   22,000,000 authorized, 7,478,409 issued and oustanding                  7,478                  7,478
  Common stock - class B; $0.001 par value;
   40,000,000 authorized, 21,176,262 issued and oustanding                21,177                 21,177
  Additional paid-in capital                                          88,251,513             88,250,202
  Accumulated deficit                                                (32,647,673)           (29,858,319)
                                                                    ------------           ------------
      TOTAL AMINCOR SHAREHOLDERS' EQUITY                              55,634,248             58,422,291
                                                                    ------------           ------------
NONCONTROLLING INTEREST EQUITY                                        (1,653,349)            (1,478,617)
                                                                    ------------           ------------
      TOTAL SHAREHOLDERS' EQUITY                                      53,980,899             56,943,674
                                                                    ------------           ------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $ 76,658,920           $ 80,418,276
                                                                    ============           ============


       The accompanying notes are an integral part of these consolidated condensed financial statements.

                         Amincor, Inc. and Subsidiaries
                Consolidated Condensed Statements of Operations
                          Three Months Ended March 31,

                                                                         2011                   2010
                                                                     ------------           ------------
                                                                      (unaudited)            (unaudited)
NET REVENUES                                                         $ 16,111,281           $ 22,445,230

COST OF REVENUES                                                       12,297,395             16,730,538
                                                                     ------------           ------------
      Gross profit                                                      3,813,886              5,714,692

SELLING, GENERAL AND ADMINISTRATIVE                                     6,687,857              5,935,470
                                                                     ------------           ------------
      Loss from operations                                             (2,873,971)              (220,778)
                                                                     ------------           ------------
OTHER EXPENSES (INCOME):
  Interest expense, net                                                   118,866                648,831
  Other income                                                            (28,751)               (21,077)
                                                                     ------------           ------------
      Total Other Expenses (Income)                                        90,115                627,754
                                                                     ------------           ------------

Loss before provision for income taxes                                 (2,964,086)              (848,532)
                                                                     ------------           ------------
Provision for income taxes                                                     --                     --
                                                                     ------------           ------------
Net loss                                                               (2,964,086)              (848,532)
                                                                     ------------           ------------
Net (loss) income attributable to non-controlling interests              (174,732)                34,541
                                                                     ------------           ------------

Net loss attributable to Amincor shareholders                        $ (2,789,354)          $   (883,073)
                                                                     ============           ============
LOSS PER SHARE - BASIC AND DILUTED
  Net loss attributable to Amincor shareholders                      $      (0.10)          $      (0.06)
                                                                     ============           ============

  Weighted average shares outstanding - basic and diluted              28,654,671             14,126,820
                                                                     ============           ============


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                         Amincor, Inc. and Subsidiaries
      Consolidated Condensed Statements of Changes in Shareholders' Equity
                   Three Months Ended March 31, 2011 and 2010

                                                              Amincor, Inc. and Subsidiaries
                                      -----------------------------------------------------------------------------
                                         Convertible                Common Stock -                 Common Stock -
                                       Preferred Stock                 Class A                        Class B
                                      ------------------        ---------------------           -------------------
                                      Shares      Amount        Shares         Amount           Shares       Amount
                                      ------      ------        ------         ------           ------       ------
Balance at December 31, 2009              --          --      14,126,820       $14,127              --           --

Prior period adjustment                   --          --              --            --              --           --
                                  ----------      ------      ----------       -------      ----------      -------
Balance at December 31, 2009,
 as restated                              --          --      14,126,820        14,127              --           --
                                  ----------      ------      ----------       -------      ----------      -------
Issuance of preferred and
 common stock to investors
 in the limited partnerships
 that were lenders to the
 predecessor business of the
 Company's subsidiaries            1,752,823       1,753              --            --      21,176,262       21,177
Net loss                                  --          --              --            --              --           --
                                  ----------      ------      ----------       -------      ----------      -------
Balance at March 31, 2010
 (unaudited)                       1,752,823       1,753      14,126,820        14,127      21,176,262       21,177
                                  ----------      ------      ----------       -------      ----------      -------
Balance at December 31, 2010       1,752,823       1,753       7,478,409         7,478      21,176,262       21,177
                                  ----------      ------      ----------       -------      ----------      -------
Stock based compensation                  --          --              --            --              --           --
Net loss                                  --          --              --            --              --           --
                                  ----------      ------      ----------       -------      ----------      -------
Balance at March 31, 2011
 (unaudited)                       1,752,823      $1,753       7,478,409       $ 7,478      21,176,262      $21,177
                                  ==========      ======      ==========       =======      ==========      =======

                                  Amincor, Inc. and Subsidiaries
                                  ------------------------------
                                  Additional
                                    Paid-in          Accumulated       Non-controlling       Total
                                    Capital           Deficit            Interest           Equity
                                    -------           -------            --------           ------
Balance at December 31, 2009      $48,957,087       $(23,129,690)      $(1,295,085)      $ 24,546,439

Prior period adjustment                    --            728,066            87,238            815,304
                                  -----------       ------------       -----------       ------------
Balance at December 31, 2009,
 as restated                       48,957,087        (22,401,624)       (1,207,847)        25,361,743
                                  -----------       ------------       -----------       ------------
Issuance of preferred and
 common stock to investors
 in the limited partnerships
 that were lenders to the
 predecessor business of the
 Company's subsidiaries               (22,930)                --                --                 --
Net loss                                   --           (883,073)           34,541           (848,532)
                                  -----------       ------------       -----------       ------------
Balance at March 31, 2010
 (unaudited)                       48,934,157        (23,284,697)       (1,173,306)        24,513,211
                                  -----------       ------------       -----------       ------------
Balance at December 31, 2010       88,250,202        (29,858,319)       (1,478,617)        56,943,674
                                  -----------       ------------       -----------       ------------
Stock based compensation                1,311                 --                --              1,311
Net loss                                   --         (2,789,354)         (174,732)        (2,964,086)
                                  -----------       ------------       -----------       ------------
Balance at March 31, 2011
 (unaudited)                      $88,251,513       $(32,647,673)      $(1,653,349)      $ 53,980,899
                                  ===========       ============       ===========       ============

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                         Amincor, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                          Three Months Ended March 31,

                                                                                2011                   2010
                                                                            ------------           ------------
                                                                             (unaudited)            (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $ (2,964,086)          $   (848,532)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization of property and equipment                     614,047                314,428
     Amortization of intangible assets                                           522,276                514,175
     Amortization of deferred financing cost                                      39,123                 39,117
     Stock based compensation                                                      1,311                     --
     Gain on sale of equipment                                                   (39,010)                    --
     Provision for doubtful accounts                                              54,218                150,954
  Changes in assets and liabilities:
     Accounts receivable                                                        (672,952)            (3,537,187)
     Due from factor - related party                                                  --                 66,106
     Inventory                                                                  (713,759)              (308,998)
     Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                  (495,514)              (611,459)
     Construction in process                                                          --                113,336
     Prepaid expenses and other current assets                                    18,556                330,890
     Other assets                                                                 12,157                 35,048
     Accounts payable                                                           (322,766)               670,810
     Accrued expenses and other current liabilities                             (887,443)             3,329,422
     Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                   425,467              2,212,732
     Billings on construction                                                         --             (1,357,778)
     Other long-term liabilities                                                   5,640                 96,179
                                                                            ------------           ------------
           NET CASH (USED IN) PROVIDED BY OPERATIONS                          (4,402,735)             1,209,243
                                                                            ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                            (82,889)               (40,393)
  Proceeds from sales of assets held for sale                                  3,645,000                     --
  Proceeds from sales of equipment                                                50,515                     --
                                                                            ------------           ------------
           NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 3,612,626                (40,393)
                                                                            ------------           ------------


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                         Amincor, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                          Three Months Ended March 31,

                                                                                2011                   2010
                                                                            ------------           ------------
                                                                             (unaudited)            (unaudited)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds/repayments from/to related parties                                212,244               (524,308)
  Net payments of loans with related party                                      (274,147)              (775,259)
  Principal payments of capital lease obligations                                (63,985)               (59,075)
  Net (payments) proceeds from notes payable                                     (82,410)             1,201,248
  Due to officer / shareholder                                                     3,368                (17,489)
  Payments of assumed liabilities                                               (275,748)              (892,887)
                                                                            ------------           ------------
           NET CASH USED IN  FINANCING ACTIVITIES                               (480,678)            (1,067,770)
                                                                            ------------           ------------

(Decrease) increase in cash                                                   (1,270,787)               101,080
Cash, beginning of period                                                      2,643,069                390,310
                                                                            ------------           ------------

Cash, end of period                                                         $  1,372,282           $    491,390
                                                                            ============           ============
Supplemental disclosure of cash flow information:

Cash paid during the quarter for:
  Interest                                                                  $     42,960           $    405,621
                                                                            ============           ============
  Income taxes                                                              $        --            $        --
                                                                            ============           ============
Non-cash investing activities:
  Acquisition of net assets of Environmental Quality Systems, Inc.          $        --            $        --
                                                                            ============           ============


        The accompanying notes are an integral part of these consolidated condensed financial statements.

AMINCOR, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. ORGANIZATION AND NATURE OF BUSINESS

Amincor, Inc. ("Amincor" or the "Company") was incorporated under the laws of the state of Nevada on October 8, 1997 under the name GSE Group, Inc. GSE Group, Inc. was originally formed to provide consulting services for reverse mergers to public shell corporations and private companies seeking to gain access to the public markets. On October 20, 1997, GSE Group, Inc. changed its name to Global Stock Exchange Corp. and on April 28, 2000, Global Stock Exchange Corp. changed its name to Joning Corp ("Joning"). In July 2000, Joning ceased its business activities. On March 8, 2002, Joning filed a Registration Statement on Form10-SB under the Securities Exchange Act of 1934 (the "Exchange Act") as a shell company with the purpose of finding a suitable company for a reverse merger transaction. Joning ceased filing periodic reports subsequent to its filing of its Form 10-QSB on October 24, 2004 as it did not have the personnel or resources to continue the filings and there was no operating business or pending business transactions. On June 2, 2008, Joning filed a Form 15-12G to terminate its registration. On February 2, 2010 Joning changed its name to Amincor, Inc.

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

As of March 31, 2011, Amincor operates the following entities as a result of the assignment of all the right, title and interest of the debt owed to the Lenders:

     Baker's Pride, Inc. ("BPI")
     Epic Sports International, Inc. ("ESI")
     Masonry Supply Holding Corp. ("Masonry" or "IMSC")
     Tulare Holdings, Inc. ("Tulare Holdings" or "Tulare")
     Tyree Holdings Corp. ("Tyree")
     Environmental Quality Services, Inc. ("EQS")

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

TULARE HOLDINGS

Tulare prepares frozen vegetables (primarily spinach) from produce purchased from growers which are sold to the food service industry under a private label and to food brokers and retail food stores under the Tulare Frozen Food label.

TYREE

Tyree performs maintenance, repair and construction services to customers with underground petroleum storage tanks and petroleum product dispensing equipment. Complimenting these services, Tyree is engaged in environmental consulting, site assessment, analysis and management of site remediation for owners and operators of property with petroleum storage facilities.

EQS

Environmental  Quality  Services,   Inc.  ("EQS")  provides   environmental  and
hazardous waste testing in the Northeast United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the periods presented have been reflected as required by Regulation S-X. The results of operations for the interim period presented is not necessarily indicative of the results of operations to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Form 10-K dated April 15, 2011 which includes the audited consolidated financial statements for the three years ended December 31, 2010.

PRINCIPLES OF CONSOLIDATION

The consolidated condensed financial statements include the accounts of Amincor, Inc. and all of its consolidated subsidiaries (collectively the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

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

Effective January 1, 2010, Tyree began using the percentage-of-completion method, which recognizes income as work on a contract progresses. This change of method from the completed contract method required an adjustment to the Company's accumulated deficit of approximately $815,000 representing income on uncompleted contracts in prior years that would have been recognized in prior years had the percentage of completed method been in effect.

Under the percentage-of-completion method of accounting, the consolidated balance sheets reflect an asset account "Costs and estimated earnings in excess of billings on uncompleted contracts," which represents revenues recognized in excess of amounts billed. The consolidated balance sheets reflect a liability account, "Billing in excess of cost and estimated earnings on uncompleted contracts," which represents billings in excess of revenues recognized.

EQS

EQS provides environmental testing for its clients that range from smaller engineering and contractors to well known petroleum companies. Revenue is recognized at the time services are rendered.

ACCOUNTS RECEIVABLE

Accounts receivable are recorded net of an allowance for doubtful accounts. The credit worthiness of customers is analyzed based on historical experience, as well as the prevailing business and economic environment. An allowance for doubtful accounts is established and determined based on management's assessments of known requirements, aging of receivables, payment history, the customer's current credit worthiness and the economic environment. Accounts are written off when significantly past due and after exhaustive efforts at collection. Recoveries of accounts receivables previously written off are recorded as income when subsequently collected.

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

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or could otherwise cause the issuance of common stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into common stock or could otherwise cause the issuance of common stock that then shared in earnings (loss). Such potential additional common shares are included in the computation of diluted earnings per share. Diluted loss per share is not computed because any potential additional common shares would reduce the reported loss per share and therefore have an anti-dilutive effect.

3. INVENTORIES

Inventories consist of:

     *    baking ingredients,
     *    masonry supplies, masonry and building materials,
     *    frozen produce and related packaging materials, and
     *    construction and service maintenance parts.

A summary of inventory as of March 31, 2011 and December 31, 2010 is below.

                                        March 31,          December 31,
                                          2011                2010
                                       ----------          ----------
           Finished Goods              $  763,662          $  442,586
           Raw materials                3,804,211           3,350,102
           Packaging supplies             337,030             389,468
           Ingredients                    277,434             286,422
                                       ----------          ----------

           Net inventory               $5,182,337          $4,468,578
                                       ==========          ==========

4. PROPERTY, PLANT, AND EQUIPMENT

At March 31, 2011 and December 31, 2010 property, plant, and equipment consisted of the following:

                                           Range of Estimated       March 31,           December 31,
                                              Useful Lives            2011                  2010
                                              ------------        ------------          ------------
Land                                          n/a                 $    917,054          $    917,054
Machinery and equipment                       2 - 10 years          10,113,865            10,045,112
Furniture and fixtures                        5 - 10 years             160,872               160,871
Building and leasehold improvements           10 years               5,175,370             4,725,652
Computer equipment and software               5 - 7 years              758,307               730,511
Construction in progress                      n/a                       14,801                56,801
Vehicles                                      3 - 10 years           3,655,758             3,713,573
                                                                  ------------          ------------
                                                                    20,796,027            20,349,574
Less accumulated depreciation                                        3,452,651             2,879,575
                                                                  ------------          ------------

                                                                  $ 17,343,376          $ 17,469,999
                                                                  ============          ============

Property, plant, and equipment includes items under capital leases of $1,241,547
as  of  March  31,  2011  and  December  31,  2010,  respectively.   Accumulated
depreciation  includes  $215,987 and $163,351 related to those items as of March
31, 2011 and December 31, 2010 respectively.

Total depreciation expense for the three months ended March 31, 2011 and 2010, was $614,047 and $314,428, respectively.

5. INTANGIBLE ASSETS

Intangible assets with finite useful lives are amortized on a straight-line basis over the useful lives of the assets and consist of the following at March
31, 2011 and December 31, 2010:

                                           Range of Estimated       March 31,           December 31,
                                              Useful Lives            2011                  2010
                                              ------------        ------------          ------------
Customer Relationships                        5 - 10 years        $  9,130,600          $  8,976,700
Non-Competition Agreements                    7 years                5,886,300             5,886,300
Licenses and Permits                          10.3 years             3,607,500             3,472,500
Service Contracts                             5.3 years                354,400               354,400
Brand Names                                   10 years               1,013,000             1,013,000
                                                                  ------------          ------------
                                                                    19,991,800            19,702,900
Less Accumulated Amortization                                        5,770,486             5,256,310
                                                                  ------------          ------------

                                                                  $ 14,221,314          $ 14,446,590
                                                                  ============          ============

The above licenses and permits have renewal provisions which are generally one to four years. At March 31, 2011, the weighted-average period to the next renewal was thirteen months. The costs of renewal are nominal and are expensed when incurred. The Company intends to renew all licenses and permits currently held.

Amortization expense for the three months ended March 31, 2011 and 2010 was $522,276 and $514,175, respectively.

Goodwill and licenses and permits of $3,430,400 and $3,295,400 at March 31, 2011 and December 31, 2010, respectively have indefinite useful lives and are not amortized but tested for impairment annually.

LONG-TERM DEBT

Long-term debt consists of the following at March 31, 2011 and December 31, 2010:

                                                                  March 31,           December 31,
                                                                    2011                 2010
                                                                 ----------           ----------
Equipment loans payable,  collateralized by the assets
purchased, and bearing interest at annual fixed rates
ranging from 8.0% to 15.0% with principal and interest
payable in installments through July 2014                        $  899,005           $  967,480

Promissory notes payable, with accrued interest, to
three former stockholders of a predecessor  company.
These notes are unsecured and are subordinate to the
Company's senior debt. The notes mature on
December 31, 2012 and bear interest at an annual rate of 6.0%       500,000              500,000

Note payable to a commercial bank.  Payable in monthly
installments of principal and interest of $6,198 through
March 2015.  The annual interest rate is 7.25%                      443,284              454,221

Bank loan payable, with an interest rate of 5.25% per annum
and maturing in March 2014                                           73,940               75,885

Bank line of credit allowing for borrowings of up to $90,000.
Interest at prime plus 4.25% per annum                               63,025               64,078
                                                                 ----------           ----------
Total                                                             1,979,254            2,061,664
Less current portion                                                350,810              418,181
                                                                 ----------           ----------

Long-term portion                                                $1,628,444           $1,643,483
                                                                 ==========           ==========

LOANS FROM RELATED PARTIES

Loans from related parties consists of the following at March, 31, 2011 and December 31, 2010:

                                                                  March 31,           December 31,
                                                                    2011                 2010
                                                                 ----------           ----------
Loan and security  agreement with Capstone Capital
Group, LLC which expires on November 1, 2013 bearing
interest at 18% per annum.  Maximum borrowing of $800,000        $  439,783           $  713,930
                                                                 ----------           ----------

Total loans and amounts payable to related parties               $  439,783           $  713,930
                                                                 ==========           ==========

Interest expense for these loans amounted to $40,714 and $0 for the three months ended March 31, 2011 and 2010, respectively

6. EQUITY

EQUITY INCENTIVE PLAN

Effective April 1, 2011, the Company established the Amincor, Inc. 2011 Equity Incentive Plan (the "Plan") to motivate employees (the "Participants") to achieve the long-term goals of the Company. Under the terms of the Plan, the Company has authorized 1,000,000 shares of its common stock to be available for the exercise of stock options granted. Options granted may be either incentive stock options or non-qualified stock options under purposes of determining their income tax treatment. A maximum of 100,000 shares of common stock may be granted to any one participant during a calendar year. Participants of the Plan include employees, employee directors and non-employee directors. Stock options may be granted within ten years of the effective date (five years for a ten percent stockholder of the Company), have a exercise price per share based on the fair market value of the stock at the grant date and the Participants have a four year vesting period from the anniversary date of the grant vesting 25% each year, provided that the Participant is employed by the Company on the anniversary date. Under the Plan, the Company may grant Stock Appreciation Rights and Stock Awards to the Participants of the Plan. The Plan is subject to the approval of the Company's shareholders.

7. OPERATING SEGMENTS

Operating subsidiaries are organized primarily by Amincor and its operating subsidiaries into eight operating segments: (1) Amincor, (2) Other Assets, , (3) BPI, (4) EQS, (5) ESI, (6) IMSC, (7) Tulare, and (8) Tyree. Segment information is as follows:

                                            March 31,              December 31,
                                              2011                     2010
                                          ------------             ------------
TOTAL ASSETS:
  Amincor                                 $  2,871,144             $  2,454,319
  Other Assets                              20,975,802               25,393,324
  BPI                                       15,862,952               16,215,222
  EQS                                        1,134,541                       --
  ESI                                          703,910                  605,874
  IMSC                                       3,683,701                3,682,765
  Tulare                                     2,031,179                3,064,878
  Tyree                                     29,395,691               29,001,894
                                          ------------             ------------

      TOTAL ASSETS                        $ 76,658,920             $ 80,418,276
                                          ============             ============

                                               Three Months Ended March 31,
                                              2011                     2010
                                          ------------             ------------
TOTAL CAPITAL EXPENDITURES:
  Amincor                                 $         --             $         --
  Other Assets                                      --                       --
  BPI                                           69,111                       --
  EQS                                               --                       --
  ESI                                               --                       --
  IMSC                                              --                   37,358
  Tulare                                         6,120                       --
  Tyree                                          7,658                    3,035
                                          ------------             ------------

      TOTAL CAPITAL EXPENDITURES          $     82,889             $     40,393
                                          ============             ============

                                            March 31,              December 31,
                                              2011                     2010
                                          ------------             ------------
TOTAL GOODWILL:
  Amincor                                 $         --             $         --
  Other Assets                                      --                       --
  BPI                                        7,770,900                7,770,900
  EQS                                          208,498                       --
  ESI                                          192,000                  192,000
  IMSC                                          31,000                   31,000
  Tulare                                            --                       --
  Tyree                                      7,575,500                7,575,500
                                          ------------             ------------

      TOTAL GOODWILL                      $ 15,777,898             $ 15,569,400
                                          ============             ============

                                            March 31,              December 31,
                                              2011                     2010
                                          ------------             ------------
TOTAL OTHER INTANGIBLE ASSETS:
  Amincor                                 $         --             $         --
  Other Assets                                      --                       --
  BPI                                        5,768,621                5,959,846
  EQS                                          288,900                       --
  ESI                                          317,842                  338,858
  IMSC                                         886,374                  911,700
  Tulare                                            --                       --
  Tyree                                      6,959,577                7,236,186
                                          ------------             ------------

      TOTAL OTHER INTANGIBLE ASSETS       $ 14,221,314             $ 14,446,590
                                          ============             ============

                                               Three Months Ended March 31,
                                              2011                     2010
                                          ------------             ------------
NET REVENUES:
  Amincor                                 $         --             $         --
  Other Assets                                      --                       --
  BPI                                        3,506,495                3,467,904
  EQS                                          188,182                       --
  ESI                                          527,343                1,395,093
  IMSC                                         456,978                1,248,384
  Tulare                                       989,058                3,370,800
  Tyree                                     10,443,225               12,963,049
                                          ------------             ------------

      NET REVENUES                        $ 16,111,281             $ 22,445,230
                                          ============             ============

                                               Three Months Ended March 31,
                                              2011                     2010
                                          ------------             ------------
INCOME (LOSS) BEFORE PROVISION
 FOR INCOME TAXES:
   Amincor                                $   (459,250)            $         --
   Other Assets                                423,845                       --
   BPI                                        (130,131)                  38,326
   EQS                                        (115,241)                      --
   ESI                                         (59,559)                (202,299)
   IMSC                                       (532,295)              (1,069,395)
   Tulare                                     (902,985)                (316,106)
   Tyree                                    (1,188,470)                 700,942
                                          ------------             ------------
      INCOME (LOSS) BEFORE
       PROVISION FOR INCOME TAXES         $ (2,964,086)            $   (848,532)
                                          ============             ============

                                               Three Months Ended March 31,
                                              2011                     2010
                                          ------------             ------------
DEPRECIATION OF PROPERTY AND EQUIPMENT:
   Amincor                                $        --              $         --
   Other Assets                                250,021                       --
   BPI                                           1,571                       --
   EQS                                          25,463                       --
   ESI                                           1,059                      248
   IMSC                                         66,185                   64,782
   Tulare                                       30,215                   30,143
   Tyree                                       239,533                  219,255
                                          ------------             ------------
      TOTAL DEPRECIATION OF
       PROPERTY AND EQUIPMENT             $   614,047              $    314,428
                                          ===========              ============

                                               Three Months Ended March 31,
                                              2011                     2010
                                          ------------             ------------
AMORTIZATION OF INTANGIBLE ASSETS:
  Amincor                                 $         --             $         --
  Other Assets                                      --                       --
  BPI                                          191,225                  191,225
  EQS                                            8,100                       --
  ESI                                           21,016                   21,016
  IMSC                                          25,326                   25,325
  Tulare                                            --                       --
  Tyree                                        276,609                  276,609
                                          ------------             ------------
      TOTAL AMORTIZATION OF
       INTANGIBLE ASSETS                  $    522,276             $    514,175
                                          ============             ============

                                                Three Months Ended March 31,
                                              2011                     2010
                                          ------------             ------------
INTEREST (INCOME) EXPENSE:
  Amincor                                 $   (217,649)            $         --
  Other Assets                                      --                       --
  BPI                                           73,160                  142,315
  EQS                                            3,071                       --
  ESI                                            5,095                   48,961
  IMSC                                          53,108                  129,540
  Tulare                                       114,511                  221,206
  Tyree                                         87,570                  106,809
                                          ------------             ------------

      TOTAL INTEREST EXPENSE, NET         $    118,866             $    648,831
                                          ============             ============

8. CONTINGENCIES

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

IMSC

Counsel for the former President of IMSC has indicated intent to file suit against IMSC. The allegations of this potential action are unknown to management at this point. Management believes any claims made by the former President will be deemed frivolous and will have little or no impact on the Company or IMSC.

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

9. BUSINESS ACQUISITION

EQS was acquired on January 3, 2011 and the acquisition was accounted for using the acquisition method. EQS accounts for less than 4% of the Company's total consolidated assets and income.

10. LIQUIDITY MATTERS

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

In 2011, management expects to mortgage the property occupied by Tulare Frozen Foods in Lindsay, CA for $2,000,000 and also has a USDA loan proposal from an Iowa bank and is waiting for the USDA approval. The loan is for $7,500,000.00 and, if approved, will be used for BPI in Burlington, IA.

Once the Company is cleared to sell its stock publicly, the Company plans to create a market for the stock and obtain capital from private and public investors.

Management believes that, even without the addition of the capital from loans and stock sales, that the Company will be able to generate sufficient cash flows through March 31, 2012.

11. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date of the accompanying consolidated condensed financial statements became available to be issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. AMINCOR, INC.

Amincor, Inc. ("Amincor" or the "Company") was incorporated under the laws of the state of Nevada on October 8, 1997 under the name GSE Group, Inc. GSE Group, Inc. was originally formed to provide consulting services for reverse mergers to public shell corporations and private companies seeking to gain access to the public markets. On October 20, 1997, GSE Group, Inc. changed its name to Global Stock Exchange Corp. and on April 28, 2000, Global Stock Exchange Corp. changed its name to Joning Corp ("Joning"). In July 2000, Joning ceased its business activities. On March 8, 2002, Joning filed a Registration Statement on Form 10-SB under the Securities Exchange Act of 1934 (the "Exchange Act") as a shell company with the purpose of finding a suitable company for a reverse merger transaction. Joning ceased filing periodic reports subsequent to its filing of its Form 10-QSB on October 24, 2004 due to the fact it had no operating business or pending business transactions. On June 2, 2008, Joning filed a Form 15-12G to terminate its registration as a reporting company. On February 2, 2010 Joning changed its name to Amincor, Inc.

Amincor remained dormant until January 2010 at which time it was used by two limited partnerships which are related to each other by a common general partner. The general partner, Capstone Capital Management, Inc. ("CCM") entered into financing agreements on behalf of Capstone Cayman Special Purpose Fund, L.P. ("CCSPF") and Capstone Special Purpose Fund, L.P. ("CSPF"), and together with CCM, CCSPF, collectively, the "Capstone Funds") transferred their ownership in Amincor to the limited partners and creditors of the Capstone Funds. In connection with such transfers, Amincor was assigned all of the right, title and interest of the debt owed to the Capstone Funds by Capstone Business Credit, LLC ("CBC") and Capstone Capital Group I, LLC ("CCGI"), which were asset based lenders (collectively, the "Lenders"). Subsequently, the Lenders assigned to Amincor their interests in substantially all of their assets.

As of March 31, 2011, Amincor owns the following operating entities as a result of the assignment of assets held by the Lenders:

     Baker's Pride, Inc. ("BPI")
     Epic Sports International, Inc. ("ESI")
     Masonry Supply Holding Corp. ("Masonry" or "IMSC")
     Tulare Holdings, Inc. ("Tulare Holdings" or "Tulare")
     Tyree Holdings Corp. ("Tyree")
     Environmental Quality Services, Inc. ("EQS") (acquired on January 3, 2011 as more fully described below and on Amincor's Form 8-K filed on January 26, 2011, which is incorporated by reference herein).

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

RECENT ACQUISITION

Environmental Quality Services, Inc., a Delaware corporation, was incorporated on December 23, 2010. Environmental Quality Services, Inc. ("EQS") provides environmental testing services in the northeast United States. EQS' services include RCRA (resource conservation recovery act) and hazardous waste characterization; TCLP (toxic characteristic leaching procedure) analyses; underground storage tank analytical assessment; landfill/ground water monitoring; NPDES (national pollution discharge elimination system) effluent characteristics analysis; PCB (polychlorinated biphenyls) and PCB congener analysis; lead paint testing; fingerprint categorization; petroleum analyses.

The client base of EQS ranges from the small engineering firms to well-known petroleum companies. EQS customers require rapid response, accurate results and the ability to provide its services on a 24/7 basis and has the capability to provide its clients with specific data deliverables in any required format. EQS has longstanding relationships with major utilities, large petroleum companies and engineering firms.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  AMINCOR, INC.

LIQUIDITY AND CAPITAL RESOURCES

Amincor continues to seek new capital in the form of equity and debt to support the operations of its operating subsidiaries. Management believes that until there is a market for the Amincor's securities raising additional capital for Amincor will remain difficult.

                               BAKER'S PRIDE, INC.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2011 AND 2010

SEASONALITY

Seasonality does not influence revenue or results in our present operation; however, as we expand and diversify into additional categories seasonality will become more of a factor.

NET REVENUE

Net revenue for the three month period ended March 31, 2011 totaled $3,506,495 compared to $3,467,904 for the three month period ended March 31, 2010, an increase of $38,591 or approximately 1.1%. All revenue was generated by Baker's Pride's Jefferson Street Bakery, Inc. as the Mt. Pleasant Street Bakery, Inc.'s facility is awaiting funds to complete start-up of donut, brownie and cookie production.

Baker's Pride's bread category sales for the three month period ended March 31, 2011 totaled $3,236,164 compared to $3,199,984 for the three month period ended March 31, 2010; an increase of $36,180 or approximately 1.1%. The increase was a result of additional bread units being produced; as well as newly negotiated wholesale price increases that were in effect for last three weeks of the quarter. Baker's Pride's donut category for the three month period ended March 31, 2011 totaled $270,901 compared to $267,987 for the three month period ended March 31, 2010; an increase of $2,914 or approximately 1.1%.

COST OF REVENUE

Cost of revenue for the three month period ended March 31, 2011 totaled $2,475,818, or approximately 70.6% of net revenue, compared to $2,248,821, or approximately 64.8% of net revenue, for the three month period ended March 31, 2010; an increase of $226,997, or approximately 10.1%. The increase in cost of revenue for the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010 was primarily the result of Baker's Pride's direct materials costs (ingredients and packaging), which increased $222,489 during the three month period ended March 31, 2011, or approximately 16.4%, compared to the three month period ended March 31, 2010. Wholesale price increases of approximately 7% took effect in mid March which will continue to offset increased input costs of ingredients, packaging and energy going forward.

OPERATING EXPENSES

Operating expenses for the three month period ended March 31, 2011 totaled $1,102,071 compared to $1,055,539 for the three month period ended March 31, 2010; an increase of $46,532 or 4.4%. Operating expenses as a percentage of total sales are expected to decrease in correlation with the startup of the Mt. Pleasant Street Bakery, Inc.'s facility.

INCOME (LOSS) FROM OPERATIONS

Loss from operations for the three month period ended March 31, 2011 totaled ($71,393) or (2.0%) of net revenue, compared to income of $163,545 for the three month period ended March 31, 2010, or 4.7% of net revenue. This decrease in net revenue for the three month period ended March 31, 2011 was due to higher input costs coupled with the inability to adjust wholesale prices until mid March 2011, due to very competitive market conditions. As mentioned previously, the wholesale prices were adjusted in March 2011 which is expected to have a positive effect going forward.

OTHER INCOME

Other income for the three month period ended March 31, 2011 totaled $14,422 compared to other income of $17,097 for the three month period ended March 31, 2010, a decrease in other income of $ 2,674, or approximately 15.6%. The decrease in other income was primarily a result of reduction in rental income.

OTHER EXPENSES

Other expenses for the three month period ended March 31, 2011 totaled $73,160 compared to other expenses of $142,315 for the three month period ended March 31, 2010, a decrease in other expenses of $69,155 or approximately 48.6%. The decrease in other expenses is primarily related to a decrease in interest expense as a result of a renegotiated interest rate on their loans due to Amincor, Inc.

NET INCOME (LOSS)

Net loss for the three month period ended March 31, 2011 totaled ($130,131) compared to net income of $38,326 for the three month period ended March 31, 2010, a decrease of $168,457 or approximately 440%. The decrease in net income was primarily due to higher input costs without offsetting increases in pricing as previously mentioned.

                         EPIC SPORTS INTERNATIONAL, INC.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2011 AND 2010

Note: The three months ended March 31, 2010's performance varied significantly when compared to the three months ended March 31, 2011 due to the signing of the Samsung C&T Strategic Alliance Agreement on October 26, 2010. As a result,

Epic's revenue stream significantly decreased after the signing of the agreement. Epic now only recognizes revenue through commission income paid from Samsung and does not incur physical product expenses related to cost of goods sold.

NET REVENUE

Net revenue for the three month period ended March 31, 2011 totaled $527,343 compared to $1,395,093 for the three month period ended March 31, 2010, a decrease of $867,750 or approximately 62.2%. At the Samsung level, gross sales totaled $1,508,342 for the three month period ended March 31, 2011 compared to $1,395,093 for the three month period ended March 31, 2010, an increase of $113,249 or approximately 8.1%. The primary reason for the increase in gross sales was due to the availability of product in the three month period ended March 31, 2011 as compared to the three month period ended March 31, 2010.

COST OF REVENUE

Cost of revenue for the three month period ended March 31, 2011 totaled $0 or approximately 0.0% of net revenues compared to $864,113, or 61.9% of net revenues for the three month period ended March 31, 2010, a decrease of $864,113 or 100.0%. The reason for the significant decrease in cost of revenue is related to the agreement with Samsung signed in October 2010.

OPERATING EXPENSES

Operating expenses for the three month period ended March 31, 2011 totaled $581,806 or approximately 110.3% of net revenues compared to $684,318, or approximately 49.1% of net revenues for the three month period ended March 31, 2010, a decrease of $102,512 or approximately 15.0%. The decrease in operating expenses for the three month period ended March 31, 2011 was primarily due to an initiative to control spending; more specifically with emphasis on expenditures related to marketing and promotion expenses and third-party consulting fees. Despite these initiatives to control spending, operating expenses exceeded total revenues for the three months ended March 31, 2011 by 10.3%.

LOSS FROM OPERATIONS

Loss from operations for the three month period ended March 31, 2011 totaled $54,464 or approximately 10.3% of net revenues, compared to a loss from operations of $153,339, or approximately 11.0% of net revenues for the three month period ended March 31, 2010, a decrease in loss from operations of $98,875 or approximately 64.5%. The decrease in loss from operations was primarily related to the agreement with Samsung signed in October 2010.

INTEREST EXPENSE

Interest expense for the three month period ended March 31, 2011 totaled $5,095, compared to $48,961 for the three month period ended March 31, 2010, a decrease in interest expense of $43,866 or approximately 89.6%. The decrease in interest expense was attributed to a lower carrying balance on Epic's purchase order financing agreement in addition to a reduction in the interest rate on the purchase order financing agreement from 16% to 8.32% per annum.

Further reductions in interest expense is attributable to a reduction in factor fees which decreased to $3,606 from $17,343 for the three month period ended March 31, 2011 and 2010, respectively, a decrease of $13,737 or approximately 79.2%.

NET LOSS

Net loss for the three month period ended March 31, 2011 totaled $59,559, compared to a net loss of $202,299 for the three month period ended March 31, 2010, a decrease in net loss of $142,740 or 70.6%. The decrease in net loss is primarily the result of the new financing received from Samsung along with the signing of the aforementioned agreement in October 2010.

                          MASONRY SUPPLY HOLDING CORP.

NET REVENUE

Net revenue for the three month period ended March 31, 2011 totaled $456,978 compared to $1,248,384 for the three month period ended March 31, 2010, a decrease of $791,406 or approximately 63.4%. The decrease is primarily due to the lack of new large construction projects associated with significant weather delays and coupled with cash flow constraints. Some of IMSC's suppliers have withheld raw materials and finished products as a result of delay in payment. Accordingly, key inventory and raw materials have been consistently out of stock, which has restricted Masonry's ability to produce concrete block and to resell other masonry products which has deterred customers from utilizing Imperia as their one-stop-shop.

COST OF REVENUE

Cost of revenue for the three month period ended March 31, 2011 totaled $359,161, or approximately 78.6% of net revenue, compared to $1,105,178, or 88.5% of net revenue, for the three month period ended March 31, 2010, a decrease as a percentage of total net revenue of 9.9%. The gross profit margin for the three month period ended March 31, 2011 was approximately 21.4% as compared to 11.5% for the three month period ended March 31, 2010, a 9.9% improvement in gross profit margin. The primary reason for this increase was directly related to an increased management focus on raw material management and cost reduction, inventory controls, and the implementation of new policies and procedures.

OPERATING EXPENSES

Operating expenses for the three month period ended March 31, 2011 totaled $577,004 or approximately 126.3% of net revenue, compared to $1,083,062, or approximately 86.8% of net revenue for the three month period ended March 31, 2010, a decrease of $506,058, or approximately 46.7%. The decrease in operating expenses for the three month period ended March 31, 2011 was primarily due to vehicle cost reductions associated with the decrease in customer deliveries and the amount of fleet vehicles utilized.

LOSS FROM OPERATIONS

Loss from operations for the three month period ended March 31, 2011 totaled $479,187, or approximately 104.9% of net revenue, compared to a loss from operations of $939,856, or approximately 75.3% of net revenue for the three month period ended March 31, 2010, a decrease in loss from operations of $460,669, or approximately 49.0%. The decrease in loss from operations was primarily due to decreased operating expense as noted above and an improvement in operating margins reflected in gross profit.

INTEREST EXPENSE

Interest expense for the three month period ended March 31, 2011 totaled $53,108, compared to $129,540 for the three month period ended March 31, 2010, a decrease in interest expense of $76,432 or approximately 59.0%. The decrease in interest expense was primarily due to a reduction in the interest rate on its asset-based lending agreement from 16% to 8.32% per annum.

NET LOSS

Net loss for the three month period ended March 31, 2011 totaled $532,295 compared to a net loss of $1,069,396 for the three month period ended March 31, 2010, a decrease in net loss of $537,101, or approximately 50.3%. The decrease in net loss is attributable to decreased operating expenses as well as the decrease in interest expense as noted above.

LIQUIDITY AND CAPITAL RESOURCES

As the housing and general construction industry recovers from the impact of the financial crisis on housing starts and large scale private construction projects, Masonry must restructure its overhead costs in order to demonstrate it can break even and grow to profitability. Masonry has adjusted its marketing strategy to deal with the changes in demand and in its customer base. Once the overhead reductions impact operations, management believes Masonry will break even and position itself for future growth.

                              TULARE HOLDINGS, INC.

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2011 AND 2010

NET REVENUE

Net revenue for the three month period ended March 31, 2011 totaled $989,058 compared to $3,370,800 for the three month period ended March 31, 2010, a decrease of $2,381,742 or approximately 70.7%. The decrease in revenues is attributed to reduced availability of raw product that has carried over from the 4th quarter of 2010. Weather conditions over the course of the winter resulted in below average temperatures and above average rainfall in the California region. The end result of the weather resulted in a lower quantity of harvested product. In addition, Tulare had planned to shift a larger percentage of its spring pack spinach to open market in order to meet sales objectives; this endeavor was affected by the same adverse weather conditions and was unsuccessful as a result. At the end of the quarter there were approximately $1,200,000 unshipped orders due to the lack of available product.

COST OF REVENUE

Cost of revenue for the three month period ended March 31, 2011 totaled $1,223,726, or approximately 123.7% of net revenue compared to $3,030,400, or approximately 89.9% of net revenue, for the three month period ended March 31, 2010, a decrease of $1,806,674, or approximately 59.6%. The decrease in the dollar amount was due to reduced production in both spinach and southern greens volume along with unfavorable costs. Management estimates the unfavorable costs at $250,000, which were due to higher raw product cost from reduced recoveries and additional labor from reduced machinery efficiency. Also, the lower production volume impacted overhead absorption by $.06 per pound, or approximately $120,000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three month period ended March 31, 2011 totaled $403,806, or approximately 40.8% of net revenue, compared to $435,300, or approximately 12.9% of net revenue, for the three month period ended March 31, 2010, a decrease of $31,494, or approximately 7.2%. The decrease in selling, general and administrative expenses for the three month period ended March 31, 2011 was primarily due to reduced selling expenses as a result of reduced sales volume.

LOSS FROM OPERATIONS

Loss from operations for the three month period ended March 31, 2011 totaled $638,474, or approximately 64.6% of net revenue, compared to a loss from operations of $94,900, or approximately 2.8% of net revenue for the three month period ended March 31, 2010, an increase in loss from operations of $543,574, or approximately 572.8%. The increase in loss from operations was due to lower sales volume and higher costs as outlined above.

OTHER EXPENSES

Other expenses for the three month period ended March 31, 2011 totaled $264,511 compared to other expenses of $221,206 for the three month period ended March 31, 2010, an increase in other expenses of $43,305, or approximately 19.6%. The Other expenses category consists of interest expense along with fees paid to Amincor in 2011 and Capstone Capital Group I in 2010. Beginning in 2011 a monthly collateral management fee of $50,000 is incurred to Amincor under a loan and security agreement.

NET LOSS

Net loss for the three months ended March 31, 2011 totaled $902,985 compared to a net loss of $316,106 for the three months ended March 31, 2010, an increase in net loss of $586,879, or approximately 185.7%. The increase in loss was primarily due to the issues outlined above.

LIQUIDITY AND CAPITAL RESOURCES

Tulare continues to seek financing secured by its real estate and equipment to fund operations.

                              TYREE HOLDINGS CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SEASONALITY

Historically, Tyree's revenues tend to be lower during the first quarter of the year as Tyree's customers complete their planning for the upcoming year. Another contributing factor to this trend is that the severe weather experienced in the Northeastern United States, Tyree's primary market area, prohibits some work from being performed due to weather related conditions. Approximately 30% of Tyree's revenue comes from new capital investments of its customers. This spending is cyclical and tends to mirror the condition of the economy. During normal conditions, Tyree will need to draw from its borrowing base early in the year and then pay down the borrowing base as the year progresses and it is able to earn income. The highest revenue generation occurs from late in the second quarter through the third quarter.

REVOLVING CREDIT AGREEMENT

Tyree maintains a $15,000,000 revolving credit agreement with a related party which expires on January 17, 2013. Borrowings under this agreement are limited to 70% of eligible accounts receivable and the lesser of 50% of eligible inventory, or $4,000,000. The balances outstanding under this agreement were $4,271,905 and $4,589,231 as of March 31, 2011 and 2010, respectively.
Borrowings under this agreement are collateralized by a first lien security interest in all tangible and intangible assets owned by Tyree. Tyree had approximately $10,728,095 and $10,410,769 of unused amounts available on the revolving credit agreement at March 31, 2011 and 2010, respectively, subject to borrowing base limitations. The annual interest rate charged on this loan was approximately 5% for the quarters ended March 31, 2011 and 2010. Management is currently seeking a new asset-based lender that will provide a new credit facility to support the growth of Tyree.

Tyree's current revolving credit facility has an available credit line of $2,175,000. During the quarter ended March 31, 2011, Tyree increased the total amount due on the facility by $1,245,748. The existing credit facility is sufficient to support the existing business volume of Tyree, but growth will be difficult until either new working capital is earned through retained earnings or new equity is invested into Tyree to facilitate organic and acquisition based growth.

NET REVENUE

Net revenue for the quarter ended March 31, 2011 totaled $10,443,225 compared to $12,963,049 for the quarter ended March 31, 2010, a decrease of $2,519,824, or approximately 19.4%. The decrease is primarily due to the extremely harsh weather endured by the Northeastern United States during January and February of 2011. Below is an analysis of revenue by business unit for the quarters ending March 31, 2011 and March 31, 2010.

Revenues:                                           2011               2010
                                                ------------       ------------
Service and Construction                        $  7,314,539       $  8,455,490
Environmental, Compliance and  Engineering         3,049,893          4,329,088
Manufacturing / International                         78,793            178,471
                                                ------------       ------------

Total                                           $ 10,443,225       $ 12,963,049
                                                ============       ============

COST OF REVENUE

Cost of revenue for the quarter ended March 31, 2011 totaled $8,202,669, or approximately 78.5% of net revenue, compared to $9,482,027, or approximately 73.1% of net revenue for the quarter ended March 31, 2010, a decrease of $1,279,358 or approximately 13.5%. Although cost of revenue declined year on year, the cost as a percentage of revenue increased. This was due to lower revenues in 2011, compared to 2010, caused by the significant adverse weather impact in the Northeastern United States during January and February of this year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses for the quarter ended March 31, 2011 totaled $2,699,050, or approximately 25.8% of net revenue, compared to $2,677,251, or approximately 20.7% of net revenue for the quarter ended March 31, 2010, an increase of $21,799, or approximately 0.8%. The increase in selling, general and administrative costs during the quarter ended March 31, 2011 was due to costs related to personnel layoffs during that period. Management expects the costs to be lower for the remainder of the year.

INCOME (LOSS) FROM OPERATIONS

The loss from operations for the quarter ended March 31, 2011 totaled ($458,494), or approximately (4.4%) of net revenue, compared to the income from operations of $803,771, or approximately 6.2% of net revenue for the quarter ended March 31, 2010, a decrease in income from operations of $1,262,265 or approximately 157.0%. The decrease in income from operations was primarily due to the inventory shortfall noted above and the absorption of management fees incurred to Amincor.

OTHER INCOME (EXPENSES)

Other income for the quarter ended March 31, 2011 totaled $7,589 compared to other income of $3,980 for the quarter ended March 31, 2010, an increase in other income of $3,609. This income mainly comes from the return of deposits that were previously expensed on projects and the occasional sale of scrap materials.

Other Expenses for the three month period ended March 31, 2011 totaled ($737,565) compared to ($106,809) for the three month period ended March 31, 2011, an increase in other expenses of 630,756, or approximately 590.5%. The primary reason for this increase is the addition of a corporate overhead fee that was charged in 2011 but was not present in 2010. The corporate overhead fee for the quarter ended March 31, 2011 totaled $650,000, or approximately 6.2% of net revenue compared to $0, or approximately 0.0% of net revenue for the quarter ended March 31, 2010, an increase of $650,000. The increase in the fee during the quarter ended March 31, 2011 was primarily due to holding company requirements across the business.

NET INCOME (LOSS)

Net loss for the quarter ended March 31, 2011 totaled ($1,188,470) compared to a net income of $700,942 for the quarter ended March 31, 2010, a decrease in net income of $1,889,412 or approximately 269.6%. The decrease in net income was primarily due to the factors noted above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Amincor has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15 of the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Our internal control over financial reporting includes those policies and procedures that:

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

Our management has not assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. Management understands that in making this assessment, it should use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Although an assessment using those criteria has not been performed, our management believes that the Company's internal control over financial reporting was not effective at March 31, 2011.

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

There have been no changes in our internal control over financial reporting during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Counsel for the former President of Masonry has indicated an intent to file suit against Imperia Masonry Supply Corp. The allegations of such potential action are unknown to management at this point. The former President signed a general release of all claims and, accordingly, management believes any claims made by the former President have no merit or basis in law.

Amincor, as an assignee of Capstone Business Credit, LLC, a related party, is the plaintiff in a foreclosure action against Imperia Family Realty, LLC and has been granted a Judgment of Foreclosure. A former principal of Imperia Bros. Inc. filed a countersuit in response to the foreclosure action. Amincor believes this countersuit, which is being contested, is frivolous and will not be successful.

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

ITEM 1A. RISK FACTORS.

                  RISK FACTORS RELATING TO AMINCOR'S SECURITIES

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

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), impose sales practice and disclosure requirements on broker-dealers who make a market in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges). If we are successful in applying for quotation on the Over-the-Counter Bulletin Board, our stock may be considered a "penny stock." In that case, purchases and sales of our shares will be generally facilitated by broker-dealers who act as market makers for our shares.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or "accredited investor" (as defined by the Securities Act of 1933) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt, to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities and to send monthly statements disclosing recent price information and information with respect to the limited market in penny stocks. The requirements may discourage such broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

INVESTORS THAT NEED TO RELY ON DIVIDEND INCOME OR LIQUIDITY SHOULD NOT PURCHASE SHARES OF OUR COMMON STOCK.

We do not anticipate paying any dividends on our common stock for the foreseeable future. Investors that need to rely on dividend income should not invest in our common stock. Investors that require liquidity should also not invest in our common stock..

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

           RISK FACTORS AFFECTING ENVIRONMENTAL QUALITY SERVICES, INC.

EQS' RESULTS MAY FLUCTUATE DUE TO CERTAIN REGULATORY, MARKETING AND COMPETITIVE FACTORS OVER WHICH EQS HAS LITTLE OR NO CONTROL.

The factors listed below some of which EQS cannot control may cause EQS' revenues and result of operations to fluctuate significantly, including, but not limited to: (i) actions taken by regulatory bodies relating to the verification and certification of EQS products/services; (ii) the timing and size of customer purchases; and (iii) customer and/or distributors concerns about the stability of EQS' business which could cause them to seek alternatives to EQS products/services.

EQS  FACES   CONSTANT   CHANGES   IN   GOVERNMENTAL   STANDARDS   BY  WHICH  ITS
PRODUCTS/SERVICES ARE EVALUATED.

EQS believes that due to the constant focus on the environmental standards throughout the world, EQS may be required in the future to adhere to new and more stringent government regulations. Governmental agencies constantly seek to improve standards required for verification and/or certification of products and/or services. In the event EQS' products/services fail to meet these ever changing standards, some or all of its products/services may become obsolete or de-listed from government verification having a direct negative effect on EQS' ability to generate revenue and remain profitable.

DEPENDENCE ON KEY PERSONNEL HOLDING LICENSES, PERMITS AND CERTIFICATIONS.

EQS' success depends to an extent upon the performance of its employees, some of whom hold certain licenses, permits and certifications, including, but not limited to Ms. Patricia Els. The loss or inability to replace these employees holding the licenses, permits or certifications necessary to conduct EQS' business, could adversely affect its business and prospects and operating results and/or financial condition.

ITEM 6. EXHIBITS

31.1+ Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+ Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+         Chief  Executive  Officer's  Certificate,  pursuant  to 18  U.S.C.
              Section  1350,   as  adopted   pursuant  to  Section  906  of  the
              Sarbanes-Oxley Act of 2002.

32.2+         Chief  Financial  Officer's  Certificate,  pursuant  to 18  U.S.C.
              Section  1350,   as  adopted   pursuant  to  Section  906  of  the
              Sarbanes-Oxley Act of 2002.

----------
+    Filed Herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         AMINCOR, INC.


Date: May 23, 2011                       By: /s/ John R. Rice, III
                                             -----------------------------------
                                             John R. Rice, III, President


Date: May 23, 2011                       By: /s/ Robert L. Olson
                                             -----------------------------------
                                             Robert L. Olson, Chief Financial
                                             Officer