Form 10-Q/A
period 2010-09-30
Amincor, Inc.
filed 2011-06-21
CIK 1167905

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

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

                                EXPLANATORY NOTE

     We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q as of and for the three and nine months ended September 30, 2010 to (1) include a combined balance sheet as of December 31, 2009 that was omitted from the Form 10-Q originally filed on November 30, 2010, and (2) correct an error in the amount of debt owed to related parties converted into equity that was reported in the Form 10-Q, as originally filed.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION................................................ 3

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)..................................... 3

         CONSOLIDATED OR COMBINED CONDENSED BALANCE SHEETS.................... 3

         COMBINED CONDENSED STATEMENTS OF OPERATIONS.......................... 4

         CONSOLIDATED OR COMBINED CONDENSED STATEMENTS OF STOCKHOLDERS'
         DEFICIT.............................................................. 5

         COMBINED CONDENSED STATEMENTS OF CASH FLOWS.......................... 6

         NOTES TO CONSOLIDATED OR COMBINED CONDENSED FINANCIAL STATEMENTS..... 7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................22

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........22

ITEM 4.  CONTROLS AND PROCEDURES..............................................23

PART II - OTHER INFORMATION...................................................23

ITEM 1.  LEGAL PROCEEDINGS....................................................23

ITEM 1A. RISK FACTORS.........................................................23

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS..........23

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES......................................23

ITEM 5.  OTHER INFORMATION....................................................23

ITEM 6.  EXHIBITS.............................................................23

SIGNATURES....................................................................24

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          AMINCOR, INC. AND SUBSIDIARY
                CONSOLIDATED OR COMBINED CONDENSED BALANCE SHEETS

                                                                               September 30,          December 31,
                                                                                   2010                   2009
                                                                               ------------           ------------
                                                                               (consolidated,          (combined,
                                                                                 unaudited,             audited)
                                                                                 restated)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                         $     22,895           $     11,725
  Due from factor - related party                                                 5,934,927              2,448,315
  Inventory                                                                       1,300,133              1,440,385
  Prepaid expenses and other current assets                                         154,402                 77,652
                                                                               ------------           ------------
      TOTAL CURRENT ASSETS                                                        7,412,357              3,978,077
                                                                               ------------           ------------
Property and equipment - net                                                        362,366                393,104
Security deposits                                                                   306,667                216,667
                                                                               ------------           ------------

      TOTAL ASSETS                                                             $  8,081,390           $  4,587,848
                                                                               ============           ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                                             $  2,954,455           $  1,501,581
  Loan payable - related party                                                    7,106,257              4,258,720
  Accrued rent - related party                                                    1,320,000                960,000
  Accrued expenses and other current liabilities                                    848,067                193,860
                                                                               ------------           ------------
      TOTAL CURRENT LIABILITIES                                                  12,228,779              6,914,161
                                                                               ------------           ------------

STOCKHOLDERS' DEFICIT:
  Convertible preferred stock: $0.001 par value; 3,000,000 shares authorized, 1,752,823 and -0- shares issued and outstanding
   as of September 30, 2010 and December 31, 2009, respectively                       1,753                     --
  Common stock - Class A; $0.001 par value; 22,000,000 shares authorized, 7,484,813 and 14,126,820 shares issued and outstanding
   as of September 30, 2010 and December 31, 2009, respectively                       7,485                 14,127
  Common stock - Class B; $0.001 par value; 40,000,000 shares authorized, 21,176,262 and -0- shares issued and outstanding
   as of September 30, 2010 and December 31, 2009, respectively                      21,176                     --
  Additional paid-in capital                                                     13,090,663             13,106,950
  Accumulated deficit                                                           (17,268,466)           (15,447,390)
                                                                               ------------           ------------
      TOTAL STOCKHOLDERS' DEFICIT                                                (4,147,389)            (2,326,313)
                                                                               ------------           ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $  8,081,390           $  4,587,848
                                                                               ============           ============


      The accompanying notes are an integral part of these consolidated or combined condensed financial statements.

                          AMINCOR, INC. AND SUBSIDIARY
                   COMBINED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For the Three Months Ended              For the Nine Months Ended
                                                           September 30,                           September 30,
                                                  -------------------------------        -------------------------------
                                                      2010               2009                2010                2009
                                                  ------------       ------------        ------------        ------------
                                                   (Restated)                             (Restated)
REVENUES:                                         $  2,813,166       $  2,069,584        $  8,514,015        $  7,725,829

COST OF SALES                                        2,953,500          2,706,316           7,843,618           8,149,160
                                                  ------------       ------------        ------------        ------------
Gross profit (loss)                                   (140,334)          (636,732)            670,397            (423,331)
                                                  ------------       ------------        ------------        ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           972,059            314,157           1,775,890           1,104,251
                                                  ------------       ------------        ------------        ------------
LOSS FROM OPERATIONS                                (1,112,393)          (950,889)         (1,105,493)         (1,527,582)

INTEREST EXPENSE - RELATED PARTIES                     197,303          1,709,733             715,583           4,169,071
                                                  ------------       ------------        ------------        ------------

NET LOSS                                          $ (1,309,696)      $ (2,660,622)       $ (1,821,076)       $ (5,696,653)
                                                  ============       ============        ============        ============
NET LOSS PER SHARE:
  Basic and diluted                               $      (0.04)      $      (0.19)       $      (0.06)       $      (0.40)
                                                  ============       ============        ============        ============
WEIGHTED-AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING:
   Basic and diluted                                30,971,388         14,126,820          29,189,177          14,126,820
                                                  ============       ============        ============        ============


      The accompanying notes are an integral part of these consolidated or combined condensed financial statements

                          AMINCOR, INC. AND SUBSIDIARY
      CONSOLIDATED OR COMBINED CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (RESTATED)

                              Convertible           Common Stock -       Common Stock -
                            Preferred Stock            Class A              Class B       Additional
                            ----------------     ------------------    ------------------  Paid-in    Accumulated
                            Shares   Amount     Shares      Amount    Shares     Amount    Capital      Deficit        Total
                            ------   ------     ------      ------    ------     ------    -------      -------        -----
Combined balances at
 January 1,2009 (Audited)        -- $   --    14,126,820  $14,127          --  $    --   $   362,323  $ (8,031,589) $(7,655,139)

Net loss for the nine
 months ended September
 30, 2009                        --      --           --        --          --       --           --    (5,696,653)  (5,696,653)
                          ---------  ------   ----------   -------  ----------  -------  -----------  ------------  -----------
Combined balances at
 September 30, 2009
 (Unaudited)                     --      --   14,126,820   $14,127          --       --      362,323   (13,728,242) (13,351,792)
                          =========  ======   ==========   =======  ==========  =======  ===========  ============  ===========
Balances at January 1,
 2010 (Audited, restated)        --      --   14,126,820    14,127          --       --   13,106,950   (15,447,390)  (2,326,313)
                          =========  ======   ==========   =======  ==========  =======  ===========  ============  ===========
Issuance of preferred
 and common stock to
 investors with
 underlying interests
 in Hammond Investments,
 Ltd. and Capstone
 Special Purpose
 Fund L.P.                1,752,823   1,753           --        --  21,176,262   21,176      (22,929)          --            --

Retirement of common
 stock to achieve parity
 between among investors
 with underlying
 interests in Hammond
 Investments, Ltd. and
 Capstone Special
 Purpose Fund, L.P.              --      --   (7,056,856)   (7,057)         --       --        7,057           --            --

Common stock reissued
 from above retirements          --      --      413,249       413          --       --         (413)          --            --

Issuance of common stock
 in share exchange with
 Tulare Holdings, Inc.           --      --        1,600         2          --       --           (2)          --            --

Net loss for the nine
 months ended September
 30, 2010                        --      --           --        --          --       --           --   (1,821,076)   (1,821,076)
                          ---------  ------   ----------   -------  ----------  -------  ----------- ------------   -----------
Balances at September
 30, 2010 (Unaudited)     1,752,823  $1,753    7,484,813   $ 7,485  21,176,262  $21,176  $13,090,663 $(17,268,466)  $(4,147,389)
                          =========  ======   ==========   =======  ==========  =======  =========== ============   ===========


      The accompanying notes are an integral part of these consolidated or combined condensed financial statements

                          AMINCOR, INC. AND SUBSIDIARY
                   COMBINED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   For the Nine Months Ended
                                                                          September 30,
                                                              -----------------------------------
                                                                  2010                  2009
                                                              ------------           ------------
                                                               (restated)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net loss                                                    $ (1,821,076)          $ (5,696,653)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                                  82,550                 70,551
  Change in operating assets and liabilities:
     Inventory                                                     140,252               (153,894)
     Prepaid expenses and other current assets                     (76,750)              (583,500)
     Security deposits                                             (90,000)               (90,000)
     Accrued interest - related party                              318,172              5,684,391
     Accrued rent - related party                                  360,000                360,000
     Accounts payable and accrued expenses                       2,107,081                992,488
                                                              ------------           ------------
           Net cash provided by operating activities             1,020,229                583,383
                                                              ------------           ------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                              (51,812)               (73,798)
                                                              ------------           ------------
           Net cash used in investing activities                   (51,812)               (73,798)
                                                              ------------           ------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Due from factor - related party - net                         (3,486,612)            (5,929,046)
  Net repayment/borrowing from loan - related party              2,529,365              5,400,271
                                                              ------------           ------------
           Net cash used in financing activities                  (957,247)              (528,775)
                                                              ------------           ------------
Net increase (decrease) in cash                                     11,170                (19,190)

CASH - beginning of period                                          11,725                 22,968
                                                              ------------           ------------

CASH - end of period                                          $     22,895           $      3,778
                                                              ============           ============
SUPPLEMENTAL  DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                                    $    397,411           $  2,110,889
                                                              ============           ============
  Taxes                                                       $         --           $         --
                                                              ============           ============


      The accompanying notes are an integral part of these consolidated or combined financial statements.

                          AMINCOR, INC. AND SUBSIDIARY
        NOTES TO CONSOLIDATED OR COMBINED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

Amincor, under one of the letters of intent, acquired all of the issued and outstanding shares of Tulare Holdings, Inc."Tulare Holdings") on August 3, 2010 in exchange for 1,600 shares of the Company's restricted Class A shares. Tulare Holdings' business is conducted through its wholly-owned subsidiary, Tulare Frozen Foods, LLC. Tulare Holdings and Tulare Frozen Foods, LLC are collectively referred to as "Tulare." Tulare is in the business of preparing frozen vegetables (primarily spinach) from produce purchased from growers which are sold to the food service industry under a private label.

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

The acquisition of the Tulare frozen vegetable business was precipitated by defaults under a factoring agreement and a credit facility, both of which had provisions giving the factor and lender, respectively Capstone Business Credit, LLC and Capstone Capital Group I, LLC, the right to foreclose on the collateral securing the factoring agreement and credit facility. Capstone Business Credit, LLC and Capstone Capital Group I, LLC are related to each other by common controlling ownership.

Tulare Frozen Foods, LLC was formed in October 2007 and commenced its business operations of frozen produce processing and marketing in January 2008. Subsequently, Tulare Holdings, Inc. was incorporated in December 2008 with
Hammond Investments, Ltd. ("Hammond") a wholly owned subsidiary of Capstone Cayman Special Purpose Fund, LP ("CCSPF") owning 75% of its outstanding shares, and Capstone Special Purpose Fund L.P. ("CSPF"), owning 25% of its outstanding shares. The ownership of Tulare Frozen Foods, LLC was thereafter transferred to Tulare Holdings.

The controlling management of Hammond and CSPF are officers, directors, and shareholders of Amincor and are also officers and directors of Tulare Holdings. In those capacities, they have exerted significant influence on the decision making of both Amincor and Tulare Holdings. Therefore, Amincor's acquisition of Tulare Holdings' stock has been accounted for as an exchange of shares between entities under common control, using the pooling-of-interests method, in accordance with generally accepted ccounting principles ("GAAP").

A condensed combined unaudited summary of operations for the years ended September 30, 2010 and 2009, and a condensed combined unaudited balance sheet as of September 30, 2010 are presented below.

The following is the summary statements of combined operations for the nine months ended September 30, 2010 and 2009:

                                                         For the Nine Months Ended September 30, 2010
                                                   ----------------------------------------------------------
                                                     Amincor                 Tulare                Combined
                                                   ------------           ------------           ------------
NET REVENUES                                       $         --           $  8,514,015           $  8,514,015
COST OF SALES                                                --              7,843,618              7,843,618
                                                   ------------           ------------           ------------
      Gross profit                                           --                670,397                670,397
                                                   ------------           ------------           ------------
SELLING AND GENERAL ADMINISTRATIVE
 EXPENSES                                               301,000              1,474,890              1,775,890
                                                   ------------           ------------           ------------
LOSS FROM OPERATIONS                                   (301,000)              (804,493)            (1,105,493)
INTEREST EXPENSE (INCOME) -
 RELATED PARTIES                                        (16,547)               732,130                715,583
                                                   ------------           ------------           ------------
      Net loss                                     $   (284,453)          $ (1,536,623)          $ (1,821,076)
                                                   ============           ============           ============
Net loss per share:
  Basic and diluted                                $      (0.01)          $      (0.04)          $      (0.05)
                                                   ============           ============           ============
Weighted-average number of shares outstanding:
  Basic and diluted                                  29,189,177             29,189,177             29,189,177
                                                   ============           ============           ============

                                                         For the Nine Months Ended September 30, 2009
                                                   ----------------------------------------------------------
                                                     Amincor                 Tulare                Combined
                                                   ------------           ------------           ------------

NET REVENUES                                       $         --           $  7,725,829           $  7,725,829
COST OF SALES                                                --              8,149,160              8,149,160
                                                   ------------           ------------           ------------
      Gross loss                                             --               (423,331)              (423,331)
                                                   ------------           ------------           ------------

SELLING AND GENERAL ADMINISTRATIVE
 EXPENSES                                                    --              1,104,251              1,104,251
                                                   ------------           ------------           ------------
LOSS FROM OPERATIONS                                         --             (1,527,582)            (1,527,582)
INTEREST EXPENSE - RELATED PARTIES                           --              4,169,071              4,169,071
                                                   ------------           ------------           ------------

      Net loss                                     $         --           $ (5,696,653)          $ (5,696,653)
                                                   ============           ============           ============
Net loss per share:
  Basic and diluted                                $         --           $      (0.40)          $      (0.40)
                                                   ============           ============           ============
Weighted-average number of shares outstanding:
  Basic and diluted                                  14,126,820             14,126,820             14,126,820
                                                   ============           ============           ============

The following is the summary statements of combined balance sheets as of December 31, 2009:

                                 Amincor                Tulare                Combined
                               ------------          ------------           ------------
Current assets                 $         --          $  3,978,077           $  3,978,077
                               ------------          ------------           ------------
Total assets                   $         --          $  4,587,848           $  4,587,848
                               ------------          ------------           ------------
Current liabilities            $         --          $  6,914,161           $  6,914,161
                               ------------          ------------           ------------
Total liabilities              $         --          $  6,914,161           $  6,914,161
                               ------------          ------------           ------------
Stockholders' deficit          $         --          $ (2,326,313)          $ (2,326,313)
                               ------------          ------------           ------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION OR COMBINATION

The condensed consolidated or combined financial statements include the accounts of the Company and its wholly owned subsidiary Tulare Holdings. All significant intercompany transactions have been eliminated in the consolidation or combination.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated or combined financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the periods presented have been reflected as required Regulation S-X. The results of operations for the interim period presented is not necessarily indicative of the results of operations to be expected for the year. These condensed consolidated or combined financal statements should be read in conjunction with the Form 10-12G filing (as amended) dated October 4, 2010 which includes the audited financial statements for the years ended December 31, 2009 and 2008.

USE OF ESTIMATES

The preparation of the condensed consolidated or combined financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed unaudited consolidated or combined financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, but are not limited to, depreciation and amortization, and inventory obsolescence. Actual results could differ from these estimates.

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

3. PER SHARE INFORMATION

Basic earnings per share of common stock("Basic EPS") is computed by dividing net income by the weighted-average number of shares of common stock outstanding. Diluted earnings per share of common stock ("Diluted EPS") is computed by dividing net income by the weighted-average number of shares of common stock, and dilutive common stock equivalents. GAAP requires the presentation of Basic EPS and Diluted EPS on the face of the Company's Statements of Operations. There were no common stock equivalents for the three and nine months ended September30, 2010 and 2009.

The following table sets forth the computation of basic and diluted per share information:

                                   For the Three Months Ended          For the Nine Months Ended
                                          September 30,                       September 30,
                                 ------------------------------      -----------------------------
                                     2010              2009              2010             2009
                                 ------------      ------------      ------------     ------------
NUMERATOR:
  Net loss:                      $ (1,309,696)     $ (2,660,622)     $ (1,821,076)    $ (5,696,653)

DENOMINATOR:
  Weighted-average shares of
   common stock outstanding        30,971,388        14,126,820        29,189,177       14,126,820
                                 ============      ============      ============     ============
NET LOSS PER SHARE:
   Basic and diluted             $      (0.04)     $      (0.19)     $      (0.06)    $      (0.40)
                                 ============      ============      ============     ============

4. RELATED PARTIES AND EQUITY TRANSACTIONS

On December 31, 2009, Tulare converted $15,403,347 of a related party loan and accrued interest due to Capstone Capital Group I, LLC ("CCGI) into additional equity of Tulare. It was subsequently determined that the actual amount converted was $12,744,627, rather than $15,403,347. Therefore, Tulare has recorded a reduction of $2,658,720 to additional paid-in capital and a corresponding increase to loan payable - related party as of December 31, 2009 to correct this error and reflect this correction as a restatement of the December 31, 2009 combined balance sheet. As a result of the increase in the loan payable - related party, interest expense increased on the combined statements of operations for the three and nine months ended September 30, 2010 by $106,057 and $318,172, respectively.

As previously noted Tulare was acquired in accordance with the provisions of a share exchange agreement under which Amincor received all of Tulare's issued and outstanding common stock in exchange for 1,600 shares of the Company's restricted Class A common stock.

Prior to the acquisition of Tulare, the Company issued 21,176,262 restricted shares of Class B non-voting common stock and 1,752,823 shares of preferred stock to the investors in CCSPF and CSPF as payment-in-kind for their interests in such entities. As a result of these share issuances to the investors in CCSPF and CSPF, the individual investors underlying proportionate interest in Amincor became equivalent to their underlying proportionate interest in the assets (primarily loans receivable) of Hammond and CSPF. In addition, 7,056,856 shares of Class A common stock owned by the principals of Amincor were retired. The calculation of the number of shares retired was subsequently refined and 413,249 additional shares were issued.

Interest and related fees incurred to related parties amounted to approximately $108,000 and $397,000 for the three and nine months ended September 30, 2010, respectively.

5. LIQUIDITY

The Company incurred losses and negative cash flows from operations for the nine months ended September 30, 2010. Tulare has suffered from a lack of liquidity because the age of its plant and equipment which are costly to maintain. These additional costs have been reflected in cost of sales in the accompanying combined statements of operations. In 2011, Tulare managements' intention is to raise sufficient capital to upgrade the plant and equipment, allowing Tulare to be more competitive within the industry. In addition, Tulare is currently implementing a plan to increase working capital. This will allow Tulare to diversify its product base through the importation and distribution of frozen vegetables, thereby improving its liquidity. Tulare will continue to utilize its existing purchase order financing agreement while it negotiates with new asset based lenders that specialize in financing agricultural businesses.

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

6. SUBSEQUENT EVENTS

On October 18, 2010, the Company exercised its rights under the remaining letters of intent and entered into stock purchase agreements to purchase all of the issued and outstanding shares of Baker's Pride Inc. and Masonry Supply Holding Corp.. and 80% of the issued and outstanding shares of Epic Sports International, Inc. and 86.3% the issued and outstanding stock of Tyree Holdings Corp.

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

Forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following discussion and analysis should be read in conjunction with our consolidated or combined financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the factors described in the Section entitled "Risk Factors" on our Form 10, as amended, and other documents we file from time to time with the Securities and Exchange Commission (`SEC').

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

Joning Corp. ceased filing periodic reports subsequent to its filing of its Form 10-QSB on October 24, 2004 due to the fact that it had no operational business or pending business transactions.

On June 2, 2008, Joning Corp. filed a Form 15-12G to terminate its registration as a reporting Company. The Company remained dormant until January, 2010. On January 28, 2010, the Company entered into separate letters of intent to acquire the outstanding stock of the following companies: Allentown Metal Works, Inc.,

Baker's Pride, Inc., Epic Sports International, Inc., Masonry Supply Holding Corp., Tulare Holdings, Inc., Tyree Holdings Corp. and Whaling Distributors, Inc. (the "Target Companies"). After completion of due diligence, the Letters of Intent to acquire Allentown Metal Works, Inc. and Whaling Distributors, Inc. were terminated.

On August 3, 2010, Tulare Holdings, Inc. completed a share exchange transaction with Amincor pursuant to which Amincor acquired all of the issued and outstanding shares of Holdings and Holdings became a wholly owned subsidiary of Amincor.

On October 18, 2010, Amincor entered into Stock Purchase Agreements with each of Baker's Pride, Inc., Masonry Supply Holding Corp., Tyree Holdings Corp. and Epic Sports International, Inc., pursuant to which Amincor (i) acquired all of the issued and outstanding stock of Bakers Pride, Inc. and Masonry Supply Holdings Corp. and (ii) acquired the majority of the issued and outstanding stock of Tyree Holdings Corp. and Epic Sports International, Inc. Each transaction is morefully detailed in the respective Form 8-K for each transaction filed with the United States Securities and Exchange Commission on October 19, 2010.

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

By expanding its presence Tulare seeks to become a frozen food distributor rather than just a frozen food processor. Management believes that the costs and associated risks correlated with processing frozen fruit and vegetables domestically will be mitigated by the shift towards imported produce as well as costs associated with the lack of diversification of the current product mix. Tulare intends to accomplish this by expanding their offerings to include value added products and by building a new state of the art facility to handle domestic production. In addition, Tulare may seek to acquire a significant food processing and/or distribution company in an effort to facilitate this goal should an opportunity to do so be made available.

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

AMOUNT DUE FROM FACTOR AND INVENTORY

In 2008, in order to have access to immediate funding in order to finance their working capital needs, Tulare entered into a Discount Factoring Agreement (the "DFA") with Capstone Business Credit, LLC a Delaware limited liability company (the "Lender"). Pursuant to the DFA, the Lender, from time to time, purchased accounts, receivables and other forms of obligations and rights to payments owing to Tulare from its customers for goods sold or services rendered
(collectively, "Accounts Receivable"). In return for the purchase of these accounts, receivables and other forms of obligations and rights to payments, the Lender advanced Tulare 80% of the amount of the Accounts Receivable and took a security interest of Tulare's assets. The remaining 20% of the Accounts Receivable was held in a "Reserve Account". The Lender assumed the credit risk, collected the Accounts Receivable and provided bookkeeping and reporting services. When the Lender collected a payment from customers, the Lender deducted its fees and interest from the Reserve Account and advanced the remaining amounts to Tulare. Tulare paid the Lender a commission of one percent (1%) for the first sixty (60) days that the Account Receivable was outstanding. After the first sixty (60) days if the Account Receivable had not been paid, the commission due to the Lender was one and one half percent (1.5%) for each additional thirty (30) day period In addition to the fees above, interest of sixteen percent (16%) per annum (based on a 360 day year) was charged as of the last day of each month based on the face value of the Accounts Receivable outstanding. In no event did conversion or interest rates under the DFA exceed the highest rated permitted under the laws of any applicable jurisdiction.

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

Tulare intends to purchase new packaging equipment that will allow it to package its frozen product in a form other than "wet pack". Management future use of the product. Management also believes that as a result of an increase in working capital, volume of sales will increase and that consumers and food service companies will actively seek out Tulare's products in the new packaging because of its versatility. Conversely, it is believed that the cost of operations will decrease using the new packaging system as the multiple handling that is current required of the "wet pack" product will no longer be required. The purchase of the new packaging equipment requires financing and Management intends to lease the new equipment purchases to secure such financing the equipment.

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

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2010 AND 2009.

The following table presents the statement of operations for the three month period ended September 30, 2010 for Amincor, Inc on a consolidated or combined basis. As Amincor did not have any operating activity for the three months ended September 30, 2009, the statement of operations of our sole operating subsidiary Tulare Holdings, Inc. is presented herewith for purposes of comparison. Amincor's acquisition of Tulare Holdings, Inc.'s stock has been accounted for as an exchange of shares between entities under common control, using the pooling of interests method, in accordance with generally accepted accounting principles ("GAAP"). The discussion following the table below is based on these results for the three month period ended September 30, 2010.

                                                For the Three Months Ended
                                                      September 30,
                                             -------------------------------
                                                 2010               2009
                                             ------------       ------------
                                              (unaudited)        (unaudited)
                                               restated)

      REVENUES                               $  2,813,166       $  2,069,584

      COST OF SALES                             2,953,500          2,706,316
                                             ------------       ------------

           Gross profit (loss)                   (140,334)          (636,732)
                                             ------------       ------------
      SELLING, GENERAL AND
       ADMINISTRATIVE EXPENSES                    972,059            314,157
                                             ------------       ------------

      LOSS FROM OPERATIONS                     (1,112,393)          (950,889)

      INTEREST EXPENSE - RELATED PARTIES          197,303          1,709,733
                                             ------------       ------------

      NET LOSS                               $ (1,309,696)      $ (2,660,622)
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

INTEREST EXPENSE

Interest expense for the three month period ended September 30, 2010 totaled $197,303 as compared to interest expense of $1,709,733 for the three month period ended September 30, 2009, a decrease in interest expense of $1,512,430, or approximately 88%. The decrease in interest expense was due to a debt to equity conversion of Tulare's purchase order financing loan that took place on December 31, 2009 which decreased the loan balance due from Tulare to Capstone Capital Group I, LLC.

NET LOSS

Net loss for the three month period ended September 30, 2010 totaled ($1,309, 696) compared to a net loss of ($2,660,622) for the three month period ended September 30, 2009, a decrease of $1,049,074 or approximately 39%. The decrease was primarily due to the aforementioned efficiencies in the cost of sales and the decrease in the principal balance of the purchase order financing loan balance, which significantly lowered interest expense in 2010.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

The following table presents the statement of operations for the nine month period ended September 30, 2010 for Amincor, Inc. on a consolidated or combined basis. As Amincor did not have any operating activity for the nine months ended September 30, 2009, the statement of operations of our sole operating subsidiary Tulare Holdings, Inc. is presented herewith for purposes of comparison. Amincor's acquisition of Tulare Holdings, Inc.'s stock has been accounted for as an exchange of shares between entities under common control, using the pooling of interests method, in accordance with GAAP. The discussion following the table below is based on these results for the nine month period ended September 30, 2010.

                                                  For the Nine Months Ended
                                                        September 30,
                                              -------------------------------
                                                  2010               2009
                                              ------------       ------------
                                               (unaudited         (unaudited)
                                                restated)

      REVENUES                                $  8,514,015       $  7,725,829

      COST OF SALES                              7,843,618          8,149,160
                                              ------------       ------------

           Gross profit (loss)                     670,397           (423,331)
                                              ------------       ------------
      SELLING, GENERAL AND
       ADMINISTRATIVE EXPENSES                   1,775,890          1,104,251
                                              ------------       ------------

      LOSS FROM OPERATIONS                      (1,105,493)        (1,527,582)

      INTEREST EXPENSE - RELATED PARTIES           715,583          4,169,071
                                              ------------       ------------

      NET LOSS                                $ (1,821,076)      $ (5,696,653)
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

INTEREST EXPENSE

Interest expense for the nine months ended September 30, 2010 totaled $715,583 compared to interest expense of $4,169,071 for the nine months ended September 30, 2009, a decrease in interest expense of $3,453,488, or approximately 83%. The decrease in interest expense was due to a debt to equity conversion of Tulare's purchase order financing loan that occurred on December 31, 2009 which decreased the loan balance due from Tulare to Capstone Capital Group I, LLC.

NET LOSS

The net loss for the nine months ended September 30, 2010 totaled ($1,821,076) compared to a net loss of ($5,696,653) for the nine months ended September 30, 2009, a decrease of $3,875,577 or approximately 68%. The decrease was primarily attributable to the aforementioned decrease in the purchase order financing loan balance which significantly lowered interest expense in 2010.

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

                                         AMINCOR, INC.


Date: June 20, 2011                      By: /s/ John R. Rice, III
                                             -----------------------------------
                                             John R. Rice, III, President


Date: June 20, 2011                      By: /s/ Robert L. Olson
                                             -----------------------------------
                                             Robert L. Olson,
                                             Chief Financial Officer