Form 10-Q
period 2011-06-30
Amincor, Inc.
filed 2011-08-16
CIK 1167905

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended: June 30, 2011

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 15, 2011, there were 7,478,409 shares of Registrant's Class A Common Stock and 21,176,262 shares of Registrant's Class B Common Stock outstanding.

                                  AMINCOR, INC.
                               REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

                                    CONTENTS

PART I  - FINANCIAL INFORMATION

   Item 1.  Financial Statements.............................................  4

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................ 25

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk....... 41

   Item 4.  Controls and Procedures.......................................... 41

PART II  - OTHER INFORMATION

   Item 1.  Legal Proceedings................................................ 43

   Item 1A. Risk Factors..................................................... 44

   Item 6.  Exhibits......................................................... 50

SIGNATURES................................................................... 51

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

Our Company website is located at http://www.amincorinc.com.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         Amincor, Inc. and Subsidiaries
                     Consolidated Condensed Balance Sheets

                                                                                 June 30,              December 31,
                                                                                   2011                   2010
                                                                               ------------           ------------
                                                                                (unaudited)             (audited)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                         $  1,239,490           $  2,612,998
  Accounts receivable, net of allowance of $518,883 and
   $608,325 in 2011 and 2010, respectively                                       10,283,093              8,596,583
  Note receivable                                                                        --                522,501
  Due from related party                                                          1,683,940              1,717,233
  Inventories, net                                                                4,376,384              3,369,862
  Costs and estimated earnings in excess of billings on
   uncompleted contracts                                                            836,753                279,152
  Prepaid expenses and other current assets                                       1,124,034                739,781
  Current assets - discontinued operations                                        1,294,278              1,570,473
                                                                               ------------           ------------

      Total current assets                                                       20,837,972             19,408,583
                                                                               ------------           ------------

PROPERTY AND EQUIPMENT, NET                                                      14,760,118             15,104,049
PROPERTY AND EQUIPMENT, NET - DISCONTINUED OPERATIONS                             1,165,649              2,365,950
                                                                               ------------           ------------
      Total property and equipment, net                                          15,925,767             17,469,999
                                                                               ------------           ------------
OTHER ASSETS:
  Mortgages receivable                                                            6,180,000              6,180,000
  Goodwill                                                                       15,746,397             15,538,400
  Other intangible assets, net                                                   12,837,990             13,534,890
  Deferred financing costs, net                                                     241,219                319,465
  Other assets                                                                      145,415                157,571
  Assets held for sale                                                            2,730,000              6,575,000
  Other assets - discontinued operations                                            291,667              1,234,367
                                                                               ------------           ------------

      Total other assets                                                         38,172,688             43,539,693
                                                                               ------------           ------------

      Total assets                                                             $ 74,936,427           $ 80,418,275
                                                                               ============           ============

                                                                                 June 30,              December 31,
                                                                                   2011                   2010
                                                                               ------------           ------------
                                                                                (unaudited)             (audited)
                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                             $ 10,573,500           $  8,359,899
  Assumed liabilities - current portion                                           2,440,649              2,480,921
  Accrued expenses and other current liabilities                                  3,142,549              3,966,462
  Loans payable to related party                                                    690,637                713,930
  Notes payable - current portion                                                   350,810                418,181
  Capital lease obligations - current portion                                       106,666                138,474
  Billings in excess of costs and estimated earnings on
   uncompleted contracts                                                          1,416,364                536,825
  Due to officer                                                                    144,592                144,592
  Current liabilities - discontinued operations                                   4,354,755              4,372,176
                                                                               ------------           ------------

      Total current liabilities                                                  23,220,522             21,131,460
                                                                               ------------           ------------
LONG-TERM LIABILITIES:
  Assumed liabilities - net of current portion                                           --                 28,375
  Capital lease obligations - net of current portion                                623,633                450,342
  Notes payable - net of current portion                                          1,552,515              1,643,483
  Other long-term liabilities                                                        21,661                 21,661
  Long-term liabilities - discontinued operations                                    10,536                199,280
                                                                               ------------           ------------

      Total long-term liabilities                                                 2,208,345              2,343,141
                                                                               ------------           ------------

      Total liabilities                                                          25,428,867             23,474,601
                                                                               ------------           ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  AMINCOR SHAREHOLDERS' EQUITY:
   Convertible preferred stock, $0.001 par value per share; 3,000,000
    authorized, 1,752,823 issued and outstanding                                      1,753                  1,753
   Common stock - class A; $0.001 par value; 22,000,000
    authorized, 7,478,409 issued and oustanding                                       7,478                  7,478
   Common stock - class B; $0.001 par value; 40,000,000
    authorized, 21,176,262 issued and oustanding                                     21,176                 21,176
   Additional paid-in capital                                                    88,593,228             88,250,203
   Accumulated deficit                                                          (37,460,281)           (29,858,319)
                                                                               ------------           ------------

      Total Amincor shareholders' equity                                         51,163,354             58,422,292
                                                                               ------------           ------------

NONCONTROLLING INTEREST EQUITY                                                   (1,655,794)            (1,478,617)
                                                                               ------------           ------------

     Total equity                                                                49,507,560             56,943,675
                                                                               ------------           ------------

     Total liabilities and shareholders' equity                                $ 74,936,427           $ 80,418,275
                                                                               ============           ============

              The accompanying notes are an integral part of these
            consolidated or combined condensed financial statements

                         Amincor, Inc. and Subsidiaries
           Consolidated or Combined Condensed Statements of Operations
                     Six Months Ended June 30, 2011 and 2010
                                   (Unaudited)

                                                               Three Months Ended June 30,            Six Months Ended June 30,
                                                                   2011              2010               2011             2010
                                                               ------------      ------------       ------------     ------------
                                                              (consolidated)      (combined)       (consolidated)     (combined)
Net revenues                                                 $ 16,108,368      $ 18,878,645       $ 30,773,613     $ 36,704,691

COST OF REVENUES                                               11,804,357        14,476,237         22,635,865       27,071,197
                                                             ------------      ------------       ------------     ------------

      Gross profit                                              4,304,011         4,402,408          8,137,748        9,633,494

SELLING, GENERAL AND ADMINISTRATIVE                             5,273,032         4,725,791         10,983,080        9,142,902
                                                             ------------      ------------       ------------     ------------

      (Loss) income from operations                              (969,021)         (323,383)        (2,845,332)         490,592
                                                             ------------      ------------       ------------     ------------
OTHER EXPENSES (INCOME):
  Interest expense, net                                             8,383           338,202            609,630          636,287
  Other expenses (income)                                          40,515           127,579           (395,748)         106,503
                                                             ------------      ------------       ------------     ------------

      Total other expenses (income)                                48,898           465,781            213,882          742,790
                                                             ------------      ------------       ------------     ------------

Loss before provision for income taxes                         (1,017,919)         (789,164)        (3,059,214)        (252,198)

Provision for income taxes                                             --           120,000                 --          120,000
                                                             ------------      ------------       ------------     ------------

      Net loss from continuing operations                      (1,017,919)         (909,164)        (3,059,214)        (372,198)
                                                             ------------      ------------       ------------     ------------

Loss from discontinued operations                              (3,797,134)         (504,942)        (4,719,926)      (1,890,445)

      Net loss                                                 (4,815,053)       (1,414,106)        (7,779,140)      (2,262,643)
                                                             ------------      ------------       ------------     ------------

      Net loss attributable to non-controlling interests           (2,445)         (120,364)          (177,177)         (85,823)
                                                             ------------      ------------       ------------     ------------

      Net loss attributable to Amincor stockholders          $ (4,812,608)     $ (1,293,742)      $ (7,601,963)    $ (2,176,820)
                                                             ============      ============       ============     ============
NET LOSS PER SHARE FROM CONTINUING OPERATIONS -
BASIC AND DILUTED:
  Net loss from continuing operations attributable to
   Amincor stockholders                                      $      (0.04)     $      (0.03)      $      (0.11)    $      (0.01)
                                                             ============      ============       ============     ============
  Weighted average shares outstanding - basic and diluted      28,654,671        35,303,082         28,654,671       28,283,237
                                                             ============      ============       ============     ============
NET LOSS PER SHARE ATTRIBUTABLE TO AMINCOR STOCKHOLDERS -
BASIC AND DILUTED:
  Net loss attributable to Amincor stockholders              $      (0.17)     $      (0.04)      $      (0.27)    $      (0.08)
                                                             ============      ============       ============     ============
  Weighted average shares outstanding - basic and diluted      28,654,671        35,303,082         28,654,671       28,283,237
                                                             ============      ============       ============     ============

              The accompanying notes are an integral part of these
            consolidated or combined condensed financial statements

                         Amincor, Inc. and Subsidiaries
Consolidated or Combined Condensed Statement of Changes in Shareholders' Equity
                     Six Months Ended June 30, 2011 and 2010

                                                               Amincor, Inc. and Subsidiaries
                                            -------------------------------------------------------------------
                                                Convertible           Common Stock -          Common Stock -
                                              Preferred Stock            Class A                 Class B
                                            ------------------      -------------------     -------------------
                                            Shares      Amount      Shares       Amount     Shares       Amount
                                            ------      ------      ------       ------     ------       ------
Balance at December 31, 2009 (audited)           --     $   --    14,126,820    $14,127           --    $    --

Prior period adjustment                          --         --            --         --           --         --
                                          ---------     ------    ----------    -------   ----------    -------
Balance at December 31, 2009,
 (as restated)                                   --         --    14,126,820     14,127           --         --
                                          ---------     ------    ----------    -------   ----------    -------
Issuance of preferred and common
 stock to investors in the limited
 partnerships that were lenders to
 the predecessor business of the
 Company's subsidiaries                   1,752,823      1,753            --         --   21,176,262     21,176

Net loss                                         --         --            --         --           --         --
                                          ---------     ------    ----------    -------   ----------    -------
Balance at June 30, 2010 (unaudited)      1,752,823      1,753    14,126,820     14,127   21,176,262     21,176
                                          ---------     ------    ----------    -------   ----------    -------

Balance at December 31, 2010 (audited)    1,752,823      1,753     7,478,409      7,478   21,176,262     21,176
                                          ---------     ------    ----------    -------   ----------    -------

Issuance of stock options                        --         --            --         --           --         --

Net loss                                         --         --            --         --           --         --
                                          ---------     ------    ----------    -------   ----------    -------

Balance at June 30, 2011 (unaudited)      1,752,823     $1,753     7,478,409    $ 7,478   21,176,262    $21,176
                                          =========     ======    ==========    =======   ==========    =======

                                                 Amincor, Inc.
                                               and Subsidiaries
                                          --------------------------
                                          Additional
                                            Paid-in      Accumulated    Non-controlling      Total
                                            Capital        Deficit          Interest        Equity
                                            -------        -------          --------        ------
Balance at December 31, 2009 (audited)    $48,957,087    $(23,129,690)    $(1,295,085)    $24,546,439

Prior period adjustment                            --         728,066          87,238         815,304
                                          -----------    ------------     -----------     -----------
Balance at December 31, 2009,
 (as restated)                             48,957,087     (22,401,624)     (1,207,847)     25,361,743
                                          -----------    ------------     -----------     -----------
Issuance of preferred and common
 stock to investors in the limited
 partnerships that were lenders to
 the predecessor business of the
 Company's subsidiaries                       (22,929)             --              --              --

Net loss                                           --      (2,176,820)        (85,823)     (2,262,643)
                                          -----------    ------------     -----------     -----------
Balance at June 30, 2010 (unaudited)       48,934,158     (24,578,444)     (1,293,670)     23,099,100
                                          -----------    ------------     -----------     -----------

Balance at December 31, 2010 (audited)     88,250,203     (29,858,319)     (1,478,617)     56,943,674
                                          -----------    ------------     -----------     -----------

Issuance of stock options                     343,025              --              --         343,025

Net loss                                           --      (7,601,963)       (177,177)     (7,779,140)
                                          -----------    ------------     -----------     -----------

Balance at June 30, 2011 (unaudited)      $88,593,228    $(37,460,281)    $(1,655,794)    $49,507,560
                                          ===========    ============     ===========     ===========

              The accompanying notes are an integral part of these
            consolidated or combined condensed financial statements

                         Amincor, Inc. and Subsidiaries
           Consolidated or Combined Condensed Statements of Cash Flows
                     Six Months Ended June 30, 2011 and 2010
                                   (Unaudited)

                                                                                      2011                   2010
                                                                                  ------------           ------------
                                                                                 (consolidated)            (combined)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                                             $ (3,059,214)          $   (372,198)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization of property and equipment                         1,031,746                438,794
     Amortization of intangible assets                                                 993,900                977,700
     Amortization of deferred financing cost                                            78,246                 78,234
     Stock based compensation                                                          343,025                     --
     Gain on sale of equipment                                                         (49,330)                    --
     Provision for doubtful accounts                                                    83,475                 51,741
  Changes in assets and liabilities:
     Accounts receivable                                                            (1,769,984)              (895,546)
     Due from factor - related party                                                        --               (389,885)
     Inventory                                                                      (1,006,522)              (149,851)
     Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                        (557,601)              (860,678)
     Construction in process                                                                --                113,336
     Prepaid expenses and other current assets                                        (384,253)                92,962
     Other assets                                                                       12,156                 22,647
     Accounts payable                                                                2,171,875              1,995,978
     Accrued expenses and other current liabilities                                   (823,913)              (179,278)
     Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                         879,539              1,597,490
     Billings on construction                                                               --             (1,357,778)
     Other long-term liabilities                                                            --                140,587
                                                                                  ------------           ------------

NET CASH (USED IN) PROVIDED BY OPERATIONS - CONTINUING OPERATIONS                   (2,056,855)             1,304,256
                                                                                  ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                  (98,103)              (102,466)
  Proceeds from sale of equipment                                                       79,320                     --
                                                                                  ------------           ------------

NET CASH USED IN INVESTING ACTIVITIES - CONTINUING OPERATIONS                          (18,783)              (102,466)
                                                                                  ------------           ------------

                                                                                      2011                   2010
                                                                                  ------------           ------------
                                                                                 (consolidated)            (combined)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings/repayments with related parties                                        10,000             (1,293,210)
  Net proceeds from loans with related parties                                              --              1,150,544
  Principal payments of capital lease obligations                                      (62,173)                    --
  Net payments of notes payable                                                       (157,838)              (325,558)
  Payments of assumed liabilities                                                     (425,964)              (456,717)
                                                                                  ------------           ------------

NET CASH (USED IN) FINANCING ACTIVITIES - CONTINUING OPERATIONS                       (635,975)              (924,941)
                                                                                  ------------           ------------

Net cash used in operating activities - discontinued operations                     (4,461,151)                (9,029)
Net cash provided by investing activities - discontinued operations                  5,045,301                 89,096
Net cash provided by (used in) financing activities - discontinued operations          753,956                (80,068)
                                                                                  ------------           ------------

(Decrease) increase in cash                                                         (1,373,507)               276,848

Cash, beginning of period                                                            2,612,998                339,049
                                                                                  ------------           ------------

Cash, end of period                                                               $  1,239,491           $    615,897
                                                                                  ============           ============
Supplemental disclosure of cash flow information:
  Cash paid during the six months ended June 30,
    Interest                                                                      $    172,348           $  1,390,218
                                                                                  ============           ============

    Income taxes                                                                  $     14,700           $         --
                                                                                  ============           ============
Non-cash investing activities:
  Acquisition of net assets of Environmental Quality Services, Inc.               $         --           $         --
                                                                                  ============           ============

Acquisition of equipment by capital lease and notes payable                       $    203,191           $    660,808
                                                                                  ============           ============

              The accompanying notes are an integral part of these
            condolidated or combined condensed financial statements

                         Amincor, Inc. and Subsidiaries
        Notes to Consolidated or Combined Condensed Financial Statements
                             June 30, 2011 and 2010


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

     The Company remained dormant until January 2010 at which time it entered into letters of intent to acquire all or a majority of the outstanding stock of the following companies: Tulare Holdings, Inc., Tyree Holdings Corp., Epic Sports International, Inc., Baker's Pride, Inc., Imperia Masonry Supply Corp., Whaling Distributors, Inc. and Allentown Metal Works, Inc. All of such letters of intent were subject to completion of satisfactory due diligence. After completion of its due diligence review the Company terminated the letters of intent to acquire Allentown Metal Works, Inc. and Whaling Distributors, Inc. and completed the acquisition of Tulare Holdings, Inc., Tyree Holdings Corp., Epic Sports International, Inc., Baker's Pride, Inc. and Imperia Masonry Supply Corp.

As of June 30, 2011, Amincor operates the following entities as a result of the assignment of all the right, title and interest of the debt owed to the Lenders:

         Baker's Pride, Inc. ("BPI")
         Epic Sports International, Inc. ("ESI")
         Tyree Holdings Corp. ("Tyree")
         Environmental Quality Services, Inc. ("EQS")

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

As of June 30, 2011, Amincor has adopted a plan to discontinue operations at the following entities within the next twelve months:

         Masonry Supply Holding Corp. ("Masonry" or "IMSC")
         Tulare Holdings, Inc. ("Tulare Holdings" or "Tulare")

MASONRY

Masonry formerly manufactured concrete, lightweight, and split face manufacturing block for the construction industry, supplied a wide array of other masonry and building products, and operated a retail home center, which sold hardware, masonry materials and building supplies to contractors and retail customers.

TULARE HOLDINGS

Tulare formerly prepared frozen vegetables (primarily spinach) from produce purchased from growers which were sold to the food service industry under a private label and to food brokers and retail food stores under the Tulare Frozen Food label.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated or combined condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the periods presented have been reflected as required by Regulation S-X. The results of operations for the interim period presented is not necessarily indicative of the results of operations to be expected for the year. These consolidated or combined condensed financial statements should be read in conjunction with the Form 10-K dated April 15, 2011 which includes the audited consolidated or combined financial statements for the three years ended December 31, 2010.

PRINCIPLES OF CONSOLIDATION OR COMBINATION

The consolidated or combined condensed financial statements include the accounts of Amincor, Inc. and all of its consolidated or combined subsidiaries (collectively the "Company"). All intercompany balances and transactions have been eliminated in consolidation or combination. The combined financial statements represents a period prior to the acquisition of the subsidiaries.

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

As a result of the change to the percentage-of-completion method of accounting, the consolidated balance sheets reflects an asset account "Costs and estimated earnings in excess of billings on uncompleted contracts," which represents revenues recognized in excess of amounts billed. Also as a result of the change to the percentage-of-completion method of accounting, the consolidated balance sheets reflects a liability account, "Billing in excess of cost and estimated earnings on uncompleted contracts," which represents billings in excess of revenues recognized.

EQS

EQS provides environmental testing for its clients that range from smaller engineering and contractors to well known petroleum companies. Their customers require rapid results and accurate reporting. EQS submits an invoice with each report it distributes to its clients. Revenue is recognized as testing services are performed.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the fair value of long-lived assets on an annual basis or whenever events or changes in circumstances indicate that its carrying amounts may not be recoverable. Accordingly, any impairment of value is recognized when the carrying amount of a long-lived asset exceeds its fair value. An impairment of $892,048 was recorded on the goodwill and other intangible assets of Masonry as of June 30, 2011.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period, which is reflected in the loss from discontinued operations. Diluted earnings (loss) per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or could otherwise cause the issuance of common stock, such as options, convertible notes and convertible preferred stock, were exercised or converted into common stock or could otherwise cause the issuance of common stock that then shared in earnings (loss). Such potential additional common shares are included in the computation of diluted earnings per share. Diluted loss per share is not computed because any potential additional common shares would reduce the reported loss per share and therefore have an anti-dilutive effect.

3. DISCONTINUED OPERATIONS

Effective June 30, 2011 the Company discontinued the operations of Masonry Supply Holding Corp. and Tulare Holdings, Inc. As a result, losses from of Masonry and Tulare are included in the loss from discontinued operations in the accompanying financial statements for the three and six months ended June 30, 2011, respectively. Assets and liabilities related to discontinued operations are presented separately on the balance sheets as of June 30, 2011 and December 31, 2010, respectively. Changes in net cash from discontinued operations are presented in the accompanying statement of cash flows for the six months ended June 30, 2011 and 2010, respectively. All prior period information has been reclassified to conform to the current period presentation.

The following amounts related to Masonry and Tulare have been segregated from continuing operations and reported as discontinued operations:

                                               Three Months Ended June 30,      Six Months Ended June 30,
                                                 2011             2010            2011             2010
                                             ------------     ------------    ------------     ------------
Net revenue from discontinued operations     $  2,186,153     $  4,616,726    $  3,632,189     $  9,235,910
Loss from discontinued operations            $ (3,797,134)    $   (504,942)   $ (4,719,926)    $ (1,890,445)

The following is a summary of the assets and liabilities of the discontinued operations. The amounts were derived from historical financial information.

                                                         June 30,              December 31,
                                                           2011                   2010
                                                       ------------           ------------
Accounts receivable                                    $    433,757           $    281,774
Inventories                                                 677,188              1,098,716
Prepaid expenses and other current assets                   183,333                189,983
Property, plant and equipment, net                        1,165,649              2,365,950
Goodwill and other intangible assets                             --                942,700
Other assets                                                291,667                291,667
                                                       ------------           ------------
Total assets                                           $  2,751,594           $  5,170,790
                                                       ============           ============

Accounts payable                                       $  3,874,213           $  3,853,724
Accrued expenses and other current liabilities              235,360                402,706
Capital lease obligations                                   255,718                315,026
                                                       ------------           ------------
Total Liabilities                                      $  4,365,291           $  4,571,456
                                                       ============           ============
Net (Liabilities) Assets                               $ (1,613,697)          $    599,334
                                                       ============           ============

The Company continues to provide administrative services and office facilities to these lines of business until such time that the liquidation of their assets is complete.

4. INVENTORIES

Inventories consist of:

     *    Baking ingredients,
     *    Construction and service maintenance parts.

A summary of inventory as of June 30, 2011 and December 31, 2010 is below.

                                                         June 30,              December 31,
                                                           2011                   2010
                                                       ------------           ------------
Raw materials                                          $  4,141,081           $  3,083,440
Ingredients                                                 235,304                286,422
                                                       ------------           ------------
                                                       $  4,376,384           $  3,369,862
                                                       ============           ============

5. PROPERTY, PLANT, AND EQUIPMENT

At June 30, 2011 and December 31, 2010, property, plant, and equipment consisted of the following:

                                          Range of Estimated      June 30,             December 31,
                                             Useful Lives           2011                  2010
                                             ------------       ------------          ------------
Land                                         n/a                $    430,000          $    917,054
Machinery and equipment                      2 - 10 years          9,178,467             8,894,141
Furniture and fixtures                       5 - 10 years            112,315               112,314
Building and leasehold improvements          10 years              4,613,695             3,679,424
Computer equipment and software              5 - 7 years             764,087               730,511
Construction in progress                     n/a                      14,801                56,801
Vehicles                                     3 - 10 years          2,921,569             3,084,966
                                                                ------------          ------------
                                                                  18,034,935            17,475,211
Less accumulated depreciation                                      3,274,817             2,371,162
                                                                ------------          ------------
                                                                $ 14,760,118          $ 15,104,049
                                                                ============          ============

Property, plant, and equipment include items under capital leases of $863,999 as of June 30, 2011 and $660,808 as of December 31, 2010. Accumulated depreciation includes $94,401 and $47,201 related to those items as of June 30, 2011 and December 31, 2010, respectively.

Total depreciation expense related to continuing operations for the six months ended June 30, 2011 and 2010, was $1,031,746 and $438,794, respectively. Total depreciation expense related to continuing operations for the three months ended June 30, 2011 and 2010 was $514,099 and $219,291, respectively.

6. INTANGIBLE ASSETS

Intangible assets with finite useful lives are amortized on a straight-line basis over the useful lives of the assets and consist of the following at June 30, 2011 and December 31, 2010:

                                          Range of Estimated      June 30,             December 31,
                                             Useful Lives           2011                  2010
                                             ------------       ------------          ------------
Customer Relationships                       5 - 10 years       $  9,138,700          $  8,976,700
Non-Competition Agreements                   7 years               5,886,300             5,886,300
Licenses and Permits                         10.3 years            3,607,500             3,472,500
Service Contracts                            5.3 years               354,400               354,400
                                                                ------------          ------------
                                                                  18,986,900            18,689,900
Less Accumulated Amortization                                      6,148,910             5,155,010
                                                                ------------          ------------
                                                                $ 12,837,990          $ 13,534,890
                                                                ============          ============

The above licenses and permits have renewal provisions which are generally one to four years. At June 30, 2011, the weighted-average period to the next renewal was thirteen months. The costs of renewal are nominal and are expensed when incurred. The Company intends to renew all licenses and permits currently held.

Amortization expense related to continuing operations for the six months ended June 30, 2011 and 2010 was $993,900 and $977,700, respectively. Amortization expense related to continuing operations for the three months ended June 30, 2011 and 2010 was $496,950 and $488,850, respectively.

Goodwill and licenses and permits of $3,430,400 and $3,295,400 at June 30, 2011 and December 31, 2010, respectively have indefinite useful lives and are not amortized but tested for impairment annually.

7. LONG-TERM DEBT

Long-term debt consists of the following at June 30, 2011 and December 31, 2010:

                                                                           June 30,             December 31,
                                                                             2011                  2010
                                                                         ------------          ------------
Equipment loans payable,  collateralized by the assets purchased, and bearing  interest at annual fixed rates  ranging from 8.0% to
15.0% as of June 30, 2011 and December 31, 2010,  with  principal
and interest payable in installments through July 2014                   $   834,940           $    967,480

Promissory notes payable,  with accrued interest, to three former stockholders of a predecessor company.  These notes are unsecured and are  subordinate  to the  Company's  senior  debt.  The notes mature on December  31, 2012 and bear  interest at an annual rate
of 6.0%                                                                      500,000                500,000

Note   payable  to  a   commercial   bank.   Payable  in  monthly
installments  of principal  and interest of $6,198  through March
2015. The annual interest rate is 7.25%                                      431,419                454,221


Bank loan  payable,  with an interest rate of 5.25% per annum and
maturing in March 2014                                                        73,940                 75,885


Bank line of credit  allowing  for  borrowings  of up to $90,000.
Interest at prime plus 4.25% per annum                                        63,025                 64,078


Total                                                                      1,903,324              2,061,664

Less current portion                                                         350,810                418,181
                                                                         ------------          ------------

Long-term portion                                                        $  1,552,515          $  1,643,483
                                                                         ============          ============

8. LOANS FROM RELATED PARTIES

Loans from related parties consists of the following at June 30, 2011 and December 31, 2010:

                                                                           June 30,             December 31,
                                                                             2011                  2010
                                                                         ------------          ------------
Loan and security  agreement  with Capstone  Capital  Group,  LLC which  expires on  November 1, 2013  bearing  interest at 18% per
annum. Maximum borrowing of $800,000                                     $    690,637          $    713,930
                                                                         ------------          ------------
Total loans and amounts payable to related parties                       $    690,637          $    713,930
                                                                         ============          ============

Interest expense for these loans amounted to approximately $95,043 and $0 for the six months ended June 30, 2011 and 2010, respectively. Interest expense for these loans amounted to approximately $54,330 and $0 for the three months ended June 30, 2011 and 2010, respectively.

9. EQUITY

EQUITY INCENTIVE PLAN

Effective April 1, 2011, the Company established the Amincor, Inc. 2011 Equity Incentive Plan (the "Plan") to motivate employees (the "Participants") to achieve the long-term goals of the Company. Under the terms of the Plan, the Company has authorized 1,000,000 shares of its common stock to be available for the exercise of stock options granted. Options granted may be either incentive stock options or non-qualified stock options under the purposes of determining their income tax treatment. A maximum of 100,000 shares of common stock may be granted to any one participant during a calendar year. Participants of the Plan include employees, employee directors and non-employee directors. Stock options may be granted within ten years of the effective date (five years for a ten percent stockholder of the Company). Under the Plan, the Company may grant stock appreciation rights and stock awards to the participants of the Plan. The Plan is subject to the approval of the Company's shareholders.

On April 1, 2011 the Company's Board of Directors granted an aggregate of 472,000 common stock options to the President, Vice-President, CFO and certain management and employees of the Company and certain officers and employees of its subsidiary companies, all at an exercise price of $1.88, based on the estimated fair market value of the Company's share price at the date of the grant. The stock options vested immediately. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option model, which requires the input of subjective assumptions. These assumptions include the estimated volatility of the Company's common stock price of the expected term ("volatility"), the fair value of the Company's stock, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimated fair value of stock-compensation. The Company determined the fair value of the options issued using the pricing model with the following assumptions: 5 years expiration period, stock price volatility of 40%, risk free interest rate of 2.24%, and dividend yield of 0%.

Stock based compensation cost of approximately $342,000 and $0 is reflected in selling, general and administrative expenses on the accompanying consolidated or combined condensed statements of operations for the three months ended June 30, 2011 and 2010, respectively and approximately $343,000 and $0 for the six months ended June 30, 2011, and 2010, respectively.

10. OPERATING SEGMENTS

Operating subsidiaries are organized primarily by Amincor and its operating subsidiaries into nine operating segments: (1) Amincor, (2) Other Assets, (3) Contract Admin, (4) BPI, (5) EQS, (6) ESI, (7) Tyree, and (8) Disc. Ops. (where appropriate). Segment information is as follows:

                                              June 30,              December 31,
                                                2011                   2010
                                            ------------           ------------
TOTAL ASSETS:
  Amincor                                   $  2,516,225           $  4,675,136
  Other Assets                                20,525,781             26,044,101
  Contract Admin                                      --                    197
  BPI                                         15,652,399             14,945,020
  EQS                                          1,170,409                     --
  ESI                                            588,680                581,334
  Tyree                                       31,731,338             29,001,697
  Disc. Ops                                    2,751,594              5,170,790
                                            ------------           ------------
      Total assets                          $ 74,936,426           $ 80,418,275
                                            ============           ============

                                     Three Months Ended June 30,        Six Months Ended June 30,
                                     --------------------------        --------------------------
                                       2011              2010            2011              2010
                                     --------          --------        --------          --------
TOTAL CAPITAL EXPENDITURES:
  Amincor                            $     --          $     --        $     --          $     --
  Other Assets                             --                --              --                --
  Contract Admin                           --                --              --                --
  BPI                                  21,334            94,134          90,445            94,134
  EQS                                      --                --              --                --
  ESI                                      --                --              --                --
  Tyree                                    --             5,297           7,658             8,332
                                     --------          --------        --------          --------
      Total capital expenditures     $ 21,334          $ 99,431        $ 98,103          $102,466
                                     ========          ========        ========          ========

                                              June 30,              December 31,
                                                2011                   2010
                                            ------------           ------------
TOTAL GOODWILL:
  Amincor                                   $         --           $         --
  Other Assets                                        --                     --
  Contract Admin                                      --
  BPI                                          7,770,900              7,770,900
  EQS                                            207,997                     --
  ESI                                            192,000                192,000
  Tyree                                        7,575,500              7,575,500
                                            ------------           ------------
      Total goodwill                        $ 15,746,397           $ 15,538,400
                                            ============           ============

                                              June 30,              December 31,
                                                2011                   2010
                                            ------------           ------------
TOTAL INTANGIBLE ASSETS:
  Amincor                                   $         --           $         --
  Other Assets                                        --                     --
  Contract Admin                                      --                     --
  BPI                                          5,577,396              5,959,846
  EQS                                            280,800                     --
  ESI                                            296,826                338,858
  Tyree                                        6,682,968              7,236,186
                                            ------------           ------------
      Total intangible assets               $ 12,837,990           $ 13,534,890
                                            ============           ============

                                     Three Months Ended June 30,         Six Months Ended June 30,
                                   -----------------------------       -----------------------------
                                       2011             2010               2011             2010
                                   ------------     ------------       ------------     ------------
NET REVENUES:
  Amincor                          $         --     $         --       $         --     $         --
  Other Assets                               --               --                 --               --
  Contract Admin                             --               --                 --               --
  BPI                                 3,754,152        3,131,725          7,260,647        6,599,629
  EQS                                   329,480               --            517,662               --
  ESI                                   412,188        1,037,833            939,530        2,432,926
  Tyree                              11,612,549       14,709,087         22,055,774       27,672,136
                                   ------------     ------------       ------------     ------------
      Net revenues                 $ 16,108,368     $ 18,878,645       $ 30,773,613     $ 36,704,691
                                   ============     ============       ============     ============

                                                       Three Months Ended June 30,           Six Months Ended June 30,
                                                     ------------------------------       ------------------------------
                                                         2011              2010               2011              2010
                                                     ------------      ------------       ------------      ------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES:
  Amincor                                            $ (1,139,108)     $         --       $ (1,991,237)     $         --
  Other Assets                                           (250,021)               --           (493,302)               --
  Contract Admin                                               --                --                395                --
  BPI                                                     518,682          (224,894)           935,673          (186,572)
  EQS                                                    (153,529)               --           (348,536)
  ESI                                                      78,029          (506,964)            18,470          (709,263)
  Tyree                                                   (71,973)         (177,305)        (1,180,677)          643,638
                                                     ------------      ------------       ------------      ------------
      Income (loss) before Provision for
       Income Taxes                                  $ (1,017,920)     $   (909,164)      $ (3,059,214)     $   (252,198)
                                                     ============      ============       ============      ============


                                                       Three Months Ended June 30,           Six Months Ended June 30,
                                                     ------------------------------       ------------------------------
                                                         2011              2010               2011              2010
                                                     ------------      ------------       ------------      ------------
DEPRECIATION OF PROPERTY AND EQUIPMENT:
  Amincor                                            $         --      $         --       $         --      $         --
  Other Assets                                            250,021                --            500,042                --
  Contract Admin                                               --                --                 --                --
  BPI                                                       1,571                --              3,141                --
  EQS                                                      25,463                --             50,927                --
  ESI                                                       1,059                36              2,118               284
  Tyree                                                   235,986           219,255            475,519           438,510
                                                     ------------      ------------       ------------      ------------
      Total depreciation of property and equipment   $    514,099      $    219,291       $  1,031,746      $    438,794
                                                     ============      ============       ============      ============


                                                       Three Months Ended June 30,           Six Months Ended June 30,
                                                     ------------------------------       ------------------------------
                                                         2011              2010               2011              2010
                                                     ------------      ------------       ------------      ------------
AMORTIZATION OF INTANGIBLE ASSETS:
  Amincor                                            $         --      $         --       $         --      $         --
  Other Assets                                                 --                --                 --                --
  Contract Admin                                               --                --                 --                --
  BPI                                                     191,225           191,225            382,450           382,450
  EQS                                                       8,100                --             16,200                --
  ESI                                                      21,016            21,016             42,032            42,032
  Tyree                                                   276,609           276,609            553,218           553,218
                                                     ------------      ------------       ------------      ------------
      Total amortization of intangible assets        $    496,950      $    488,850       $    993,900      $    977,700
                                                     ============      ============       ============      ============

                                                       Three Months Ended June 30,           Six Months Ended June 30,
                                                     ------------------------------       ------------------------------
                                                         2011              2010               2011              2010
                                                     ------------      ------------       ------------      ------------
INTEREST (INCOME) EXPENSE:
  Amincor                                            $   (267,265)     $         --       $   (484,914)     $         --
  Other Assets                                                 --                --                 --                --
  Contract Admin                                               --                --                 --                --
  BPI                                                      58,010           137,077            131,169           279,393
  EQS                                                       9,501                --             12,572                --
  ESI                                                         174            19,767              5,269            68,728
  Tyree                                                   207,964           181,357            945,534           288,166
                                                     ------------      ------------       ------------      ------------
      Total interest expense, net                    $      8,383      $    338,202       $    609,630      $    636,287
                                                     ============      ============       ============      ============

11. CONTINGENCIES

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

DISCONTINUED OPERATIONS

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

12. LIQUIDITY MATTERS

Since the beginning of the recession in 2008, the Company has not borrowed from any bank, finance company, other unrelated lender and has not received any private equity financing. Since that time, internally generated operating cash flows have been sufficient to meet the Company's business operating requirements. However, operating cash flows have not been sufficient to finance capital improvements or provide funds for the substantial marketing efforts necessary for growing the businesses. For example, an outlay of about $2,000,000 is required to complete the frozen donut line for BPI. In addition, Tyree is ready to expand by entering new geographic areas.

In 2011, management expects to mortgage or sell the property occupied by Tulare Frozen Foods in Lindsay, CA for $2,000,000. BPI has a USDA loan proposal of $7.5 million from an Iowa bank and is awaiting USDA approval.

Once the Company is cleared to sell its stock publicly, the Company plans to create a market for the stock and obtain capital from private and public investors.

Management believes that, even without the addition of the capital from loans and stock sales, that the Company will be able to generate sufficient cash flows through June 30, 2012.

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date of the accompanying consolidated or combined condensed financial statements became available to be issued. The following is a material subsequent event.

On August 12, 2011, Baker's Pride, Inc., through its wholly owned subsidiary, The South Street Bakery, Inc.("SSB") entered into a lease agreement (the "Lease Agreement") with Corbi Properties, LLC, an Iowa limited liability company and Clear Lake Specialty Products, Inc., an Iowa corporation (collectively, the "Landlord"). Pursuant to the Lease Agreement, SSB is leasing from the Landlord certain property and equipment located in Clear Lake, Iowa. The term of the Lease Agreement is one (1) year, with the right of an automatic one (1) year extension if SSB has complied with the terms of the Lease Agreement. SSB shall pay the Landlord $360,000 per year or monthly installments of $30,000. In addition to the monthly installments, SSB paid a security deposit of $60,000.

Concurrently with the signing of the Lease Agreement, the Landlord granted SSB an irrevocable option to purchase all of the Landlord's right, title and interest in and to the property, plant and assets, as set forth in that certain option agreement, dated August 12, 2011, by and among the Landlord and SSB (the "Option Agreement"). In consideration for the grant of the option, SSB paid the Landlord $275,000 in cash (the "Option Payment"). The exercise price of the option is $3,607,000 less the Option Payment, any payments made pursuant to the Lease Agreement and any profit participation payments made pursuant to the terms of the Option Agreement. The option may be exercised at anytime between August 12, 2011 and 5:30 p.m. New York City time on August 11, 2012.

This summary of the Lease Agreement and the Option Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Lease Agreement and the Option Agreement filed as Exhibits 10.1 and
Exhibit 10.2 hereto, respectively, and are incorporated by reference herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                  AMINCOR, INC.

Amincor, Inc. was incorporated under the laws of the state of Nevada on October 8, 1997 under the name GSE Group, Inc. GSE Group, Inc. was originally formed to provide consulting services for reverse mergers to public shell corporations and private companies seeking to gain access to the public markets. On October 20, 1997, GSE Group, Inc. changed its name to Global Stock Exchange Corp. and on April 28, 2000, Global Stock Exchange Corp. changed its name to Joning Corp ("Joning"). In July 2000, Joning ceased its business activities. On March 8, 2002, Joning filed a Registration Statement on Form 10-SB under the Securities Exchange Act of 1934 (the "Exchange Act") as a shell company with the purpose of finding a suitable company for a reverse merger transaction. On February 2, 2010, Joning changed its name to Amincor, Inc.

Amincor is a holding company operating through various subsidiaries in two operating divisions. The Environmental Services and Industrial Services Division is comprised of Tyree Holdings Corp. and Masonry Supply Holding Corp. The Consumer Products Division is comprised of Baker's Pride, Inc., Tulare Holdings, Inc. and Epic Sports International, Inc. Amincor Contract Administrators, Inc. and Amincor Other Assets, Inc. are subsidiaries with minimal operations.

As of June 30, 2011, Amincor owns the following operating entities:

     Baker's Pride, Inc. ("BPI")
     Epic Sports International, Inc. ("ESI")
     Environmental Quality Services, Inc. ("EQS")
     Masonry Supply Holding Corp. ("Masonry" or "IMSC")
     Tulare Holdings, Inc. ("Tulare Holdings" or "Tulare")
     Tyree Holdings Corp. ("Tyree")

BPI

BPI manufactures bakery food products, primarily consisting of several varieties of sliced and packaged private label bread.

EQS

EQS provides environmental testing services in the northeast United States. EQS' services include RCRA (resource conservation recovery act) and hazardous waste characterization; TCLP (toxic characteristic leaching procedure) analyses; underground storage tank analytical assessment; landfill/ground water monitoring; NPDES (national pollution discharge elimination system) effluent characteristics analysis; PCB (polychlorinated biphenyls) and PCB congener analysis; lead paint testing; fingerprint categorization; petroleum analyses.

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

MASONRY

Masonry manufactured concrete, lightweight, and split face manufacturing block for the construction industry, supplies a wide array of other masonry and building products, and operates a retail home center, which sells hardware, masonry materials and other building supplies to contractors and retail customers. As of June 30, 2011, as discussed in more detail below, Amincor management made the decision to discontinue the operations of Masonry due to lack of profitability.

TULARE HOLDINGS

Tulare prepared frozen vegetables (primarily spinach) from produce purchased from growers which are sold to the food service industry under a private label. As of June 30, 2011, as discussed in more detail below, Amincor management made the decision to discontinue the operations of Tulare due to lack of profitability.

TYREE

Tyree performs maintenance, repair and construction services to customers with underground petroleum storage tanks and petroleum product dispensing equipment. Complimenting these services, Tyree is engaged in environmental consulting, site assessment, analysis and management of site remediation for owners and operators of properties with petroleum storage facilities.

                                  AMINCOR, INC.

LIQUIDITY AND CAPITAL RESOURCES

Amincor continues to seek new capital in the form of equity and debt to support the operations of its subsidiaries. Management believes that until there is a market for Amincor's securities, raising additional capital will remain a challenge. Management is engaged in several projects to raise capital at this time. Reducing the impact of negative cash flows associated with under performing assets such as those of Masonry and Tulare may have a positive impact on the consolidating operations of the remaining operating subsidiaries and as a result increase the attractiveness of Amincor as an investment opportunity.
Management continues to work with Baker's Pride's management towards the completion of a USDA loan through an Iowa based financial institution which will increase products offered to the market and increase cash flow once implemented. Management continues to work with Tyree's management to further reduce overhead expenditures so it can better manage its accounts payable and serve its customers better.

DISCONTINUED OPERATIONS

On June 30, 2011, management adopted a plan to discontinue the operations of Masonry Supply Holding Corp. and Tulare Holdings, Inc.

Our decision to discontinue the operations of Masonry was based upon several factors, including (but not limited to) a continued decline in demand for construction materials as a result of the recession alongside diminishing market share as a result of competitors who were better positioned to sell their products below Masonry's costs and maintain a larger portion of the market share. After an analysis of trends from January through May of 2011, management determined that for every additional dollar invested, Masonry was only able to generate less than a dollar's worth of sales. The growth strategy for Masonry was to acquire additional market share by supplying large quantities of manufactured block and masonry supplies to dealers in addition to Masonry's current customer base. However, management believed that the capital expenditures necessary to follow the aforementioned strategy did not carry a significantly high enough return on investment, and the funds necessary to complete the capital expenditure projects were not readily available. Management intends to sell the assets of Masonry and settle its existing accounts payable, but does not believe there will be any significant excess cash resulting from the liquidation that could be used for other purposes.

Tulare has faced declining gross margins as a result of increased raw material costs combined with having to lower selling prices to remain competitive. Tulare's management believes that competitors are prepared to make significant capital expenditures to invest in new facilities to regain lost customers in the food service distribution channel due to deferred maintenance costs. Tulare shared the same issues with respect to its plant and equipment deterioration and required similar capital expenditures to continue to compete competitively within its industry. The combination of Tulare's aging plant and equipment, higher raw product costs and the inability pass on higher raw product costs onto its customers lead to negative cash flow. Management believes that the trends seen with respect to Tulare are irreversible without significant capital expenditures, and thus decided to cease operations. The lack of availability of funds to provide capital expenditure to modernize Tulare's production facility was a major factor in management's decision to cease operations. Management intends to sell all the assets of Tulare Frozen Foods, LLC to settle its existing accounts payable and apply any excess funds generated from the liquidation of the assets to the other operations within Amincor.

In accordance with Generally Accepted Accounting Principles, the combined results of Masonry and Tulare have been presented on our financial statements as discontinued operations. It is management's intention to complete the liquidation of Masonry and Tulare's assets within the next twelve months, if not sooner.

RESULTS FROM OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2011 and 2010

NET REVENUE

Net revenue for the six month period ended June 30, 2011 totaled $30,773,613 compared to net revenues of $36,704,691 for the six month period ended June 30, 2010, a decrease in net revenue of $5,931,078, or approximately 16.2%. The primary reason for the decrease in net revenues is related to Tyree and Epic. Tyree and Epic's net revenues decreased by over $6 million, but the difference was partially offset by an increase in net revenues for Baker's Pride and the addition of EQS's net revenues for the six months ended June 30, 2011. A breakout of net revenue by subsidiary company can be found on the footnotes to the financial statements as filed with this Form 10-Q.

COST OF REVENUE

Cost of revenue for the six month period ended June 30, 2011 totaled $22,635,865 or approximately 73.6% of net revenues compared to $27,071,197 or approximately 73.8% of net revenues for the six month period ended June 30, 2010. Cost of revenue was relatively unchanged as a percentage of net revenues between the six month period ended June 30, 2011 and June 30, 2010. A detailed analysis of each subsidiary company's individual cost of revenue can be found within their respective management's discussions and analysis sections of this Form 10-Q.

OPERATING EXPENSES

Operating expenses for the six month period ended June 30, 2011 totaled $10,983,080 compared to $9,142,902 for the six month period ended June 30, 2010, an increase in operating expenses of $1,840,178, or approximately 20.1%. The primary reason for the increase in operating expenses is related to Amincor's corporate headquarters which has been included in the six months ended June 30, 2011 results but was not included in the six months ended June 30, 2010 as there were no material operations within Amincor during the period ended June 30, 2010.

(LOSS) INCOME FROM OPERATIONS

Loss from operations for the six month period ended June 30, 2011 totaled ($2,845,332) compared to an income from operations of $490,592 for the six month period ended June 30, 2010, an increase in loss from operations of $3,335,924. The primary reason for the increase in loss from operations is related to the decreases in net revenues and the increases in operating expenses as noted above.

OTHER EXPENSES (INCOME)

Other expenses (income) for the six month period ended June 30, 2011 totaled $213,882 compared to $742,790 for the six month period ended June 30, 2010, a decrease in other expenses of $528,908, or approximately 71.2%. The primary reason for the decrease in other expenses is related to interest expense eliminated in consolidation (amounts due to Amincor, Inc.) in the preparation of the 2011 financial statements that were not able to be eliminated in the 2010 financial statements (amounts were due to related parties).

NET LOSS FROM CONTINUING OPERATIONS

Net loss from continuing operations totaled $3,059,214 for the six month period ended June 30, 2011 compared to $372,198 for the six month period ended June 30, 2010, an increase in net loss from continuing operations of $2,687,016, or approximately 721.9%. The primary reason for the increase in net loss from continuing operations is related to the increases in operating expenses alongside the decreases in net revenues as mentioned above.

NET LOSS FROM DISCONTINUED OPERATIONS

Net loss from discontinued operations totaled $4,719,926 for the six months ended June 30, 2011 compared to $1,890,445 for the six months ended June 30, 2010, an increase in net loss of $2,829,481, or approximately 149.8%. The net loss from discontinued operations related to Masonry Supply Holding Corp. was $3,349,547 for the six months ended June 30, 2011 compared to $1,380,231 for the six months ended June 30, 2010, an increase in net loss of $1,872,861, or approximately 135.7%. The primary reason for the increase in net loss was related to asset write- downs associated with the discontinuation of Masonry, including a write off of its intangible assets, a write-down of its property plant, and equipment to its expected net realizable value, a write down of inventory to its expected net realizable value and an increase in the reserve on Masonry's existing accounts receivable. The net loss from discontinued operations related to Tulare Frozen Foods, LLC was $1,466,834 for the six months ended June 30, 2011 compared to a net loss of $510,214 for the six months ended June 30, 2010, an increase in net loss of $956,620, or approximately 187.5%. The primary reason for the increase in net loss was related to the operations of Tulare Frozen Foods, LLC and the inability of the company to increase prices related to rising raw material costs.

NET LOSS

Net loss totaled $7,779,140 for the six month period ended June 30, 2011 compared to $2,262,643 for the six month period ended June 30, 2010, an increase in net loss of $5,516,497, or approximately 243.8%. The primary reason for the increase in net loss is related to the increases in operating expenses alongside the decreases in net revenues as mentioned above. In addition, the additional losses incurred due to the write offs on the discontinued operations further contributed to the decrease in net loss between the two periods.

RESULTS FROM OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2011 and 2010

NET REVENUES

Net revenue for the three month period ended June 30, 2011 totaled $16,108,368 compared to $18,878,645 for the three month period ended June 30, 2010, a decrease in net revenues of $2,270,277, or approximately 14.7%. The primary reason for the decrease in net revenues is related to Tyree and Epic. Tyree and Epic's net revenues decreased by over $4 million, but the difference was partially offset by an increase in net revenues for Baker's Pride and the addition of EQS's net revenues for the three months ended June 30, 2011. A breakout of net revenue by subsidiary company can be found on the footnotes to the financial statements as filed with this Form 10-Q.

COST OF REVENUES

Cost of revenues for the three month period ended June 30, 2011 totaled $11,804,357, or approximately 73.3% of net revenues compared to $14,476,237 or approximately 76.7% of net revenues for the three month period ended June 30, 2010. A detailed analysis of each subsidiary company's individual cost of revenue can be found within their respective management's discussions and analysis sections of this Form 10-Q.

OPERATING EXPENSES

Operating expenses for the three month period ended June 30, 2011 totaled $5,273,032 compared to $4,725,791 for the three month period ended June 30, 2010, an increase in operating expenses of $547,241, or approximately 11.6%. The primary reason for the increase in operating expenses is related to Amincor's corporate headquarters which has been included in the six months ended June 30, 2011 figures but was not included in the six months ended June 30, 2010 as there were no material operations within Amincor as of June 30, 2010.

LOSS FROM OPERATIONS

Loss from operations for the three month period ended June 30, 2011 totaled $969,021 compared to $323,383 for the three month period ended June 30, 2010, an increase in loss from operations of $645,638, or approximately 199.7%. The primary reason for the increase in loss from operations are related to the decreases in net revenue and the increases in operating expenses as noted above.

OTHER EXPENSES (INCOME)

Other expenses for the three month period ended June 30, 2011 totaled $48,898 compared to $465,781 for the three month period ended June 30, 2010, a decrease in other expenses of $416,883, or approximately 89.5%. The primary reason for the decrease in other expenses is related to interest expense eliminated in consolidation (amounts due to Amincor, Inc.) in the preparation of the 2011 financial statements that were not able to be eliminated in the 2010 financial statements (amounts were due to related parties).

NET LOSS FROM CONTINUING OPERATIONS

Net loss from continuing operations for the three month period ended June 30, 2011 totaled $1,107,919 compared to $909,164 for the three month period ended June 30, 2010, an increase in loss from operations of $108,755, or approximately 12.0%. The primary reason for the increase in loss from operations is related to the decrease in net revenues alongside the increase in operating expenses being partially offset by the decreases in other expenses in the three months ended June 30, 2011 when compared to the three months ended June 30, 2010.

NET LOSS FROM DISCONTINUED OPERATIONS

Net loss from discontinued operations totaled $3,797,134 for the three months ended June 30, 2011 compared to a net loss of $504,942 for the three months ended June 30, 2011, an increase in net loss of $3,292,192, or approximately 652.0%. The net loss from discontinued operations related to Masonry Supply
Holding Corp. was $2,785,100 for the three month period ended June 30, 2011 compared to a net loss of $310,834 for the three month period ended June 30, 2010, an increase in net loss of $2,474,266, or approximately 796.0%. The primary reason for the increase in net loss was related to asset write downs associated with the discontinuation of Masonry, including a write- off of its intangible assets, a write down on its property, plant and equipment to its expected net realizable value, a write-down of inventory to its expected net realizable value and an increase in the reserve on Masonry's existing accounts receivable. The net loss from discontinued operations related to Tulare Frozen Foods, LLC was $1,012,034 for the three months ended June 30, 2011 compared to a net loss of $194,108 for the three months ended June 30, 2010, an increase in net loss of $817,926, or approximately 421.4%. The primary reason for the increase in net loss was related to the operations of Tulare Frozen Foods, LLC and the inability of the company to increase prices related to rising raw material costs.

NET LOSS

Net loss for the three month period ended June 30, 2011 totaled $4,815,053 compared to $1,414,106 for the three month period ended June 30, 2010, an increase in net loss of $3,518,866, or approximately 272.0%. The primary reason for the increase in net loss is related to the increases in operating expenses alongside the decreases in net revenues as mentioned above. In addition, the additional losses incurred due to the write offs on the discontinued operations further contributed to the decrease in net loss between the two periods.

                               BAKER'S PRIDE, INC.

SEASONALITY

Seasonality does not influence revenue or results in our present operation; however, as we expand and diversify into additional categories seasonality will become more of a factor.

RESULTS FROM OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2011 AND 2010

NET REVENUE

Net revenue for the six month period ended June 30, 2011 totaled $7,260,647 compared to $6,599,629 for the six month period ended June 30, 2010, an increase of $661,018, or approximately 10.0%. All revenue was generated by Bakers Pride's Jefferson Street Bakery, Inc. as the company's Mt. Pleasant Street Bakery, Inc. is awaiting funds to complete start-up of donut, brownie and cookie production.

Bakers Pride's bread category sales for the six month period ended June 30, 2011 totaled $6,682,801 compared to $6,086,243, an increase of $596,558, or approximately 9.8%. The increase was due to increase in units produced as well as increase in wholesale prices. The negotiated increase of BPI's wholesale prices occurred in late March 2011; as an offset to higher input costs that occurred in the fourth quarter 2010 and first quarter 2011. Bakers Pride's donut category for the six month period ended June 30, 2011 totaled $577,846 compared to $513,386 for the six month period ended June 30, 2010 an increase of $64,460, or approximately 12.6%.

COST OF REVENUE

Cost of revenue for the six month period ended June 30, 2011 totaled $5,077,367, or approximately 69.9% of net revenue, compared to $4,450,317, or approximately 67.4% of net revenue for the six month period ended June 30, 2010. Cost of revenue was affected by broad based inflation related expenses such as energy costs, vehicle expenses and operating supplies. Repairs and Maintenance expense increased due to upgrades to BPI's Jefferson Street facility.

OPERATING EXPENSE

Operating expense for the six month period ended June 30, 2011 totaled $2,211,966 compared to $1,941,959 for six month period ended June 30, 2010; an increase of $270,007, or approximately 13.9%. Operating expenses as a percentage of sales are expected to decrease with the start up of the company's Mt. Pleasant Street facility and as other business development projects come on line.

INCOME (LOSS) FROM OPERATIONS

Loss from operations for the six month period ended June 30, 2011 totaled ($28,686), or approximately 0.4 % of net revenue, compared to income of $207,352 or 3.1% of net revenue for the six month period ended June 30, 2010. This decrease in income from operations for the six month period ending June 30, 2011 was due primarily to higher input costs in the first quarter of 2011 and the inability to improve wholesale pricing until late March 2011. In the second quarter of 2011, average wholesale pricing increased adequately to offset higher input costs. Loss from operations for the six month period ending June 30, 2011 was 0.4% as a percentage of net revenues compared to a loss of 2.0 % for the three month period ending March 31, 2011.

OTHER EXPENSE (INCOME)

Other expense for the six month period ended June 30, 2011 totaled $129,894 compared to other expense of $393,924 for the six month period ended June 30, 2010, a decrease of $264,031, or approximately 67.0%. The decrease in other expense is primarily due to an unusual charge of $148,495 related to flash flood that occurred in May 2010 and a continuing reduction in interest expense as a result of renegotiated interest rate on the company's loans due to its parent. Other income for the six month period ending June 30, 2011 totaled ($26,859) compared to other income of ($33,964) for the six month period ending June 30, 2011, a decrease of $7,105, or approximately 20.9%. The decrease in other income was primarily due a non recurring payment of $11,753 during the six month period ending June 30, 2010.

NET LOSS

Net loss for the six month period ending June 30, 2011 totaled $158,579, compared to net loss of $186,572 for the six month period ending June 30, 2010 a decrease in net loss of $27,992, or approximately 15.0%. This decrease in net income was primarily due to higher cost of goods and improvement in facilities with delayed wholesale pricing increases to offset higher cost of goods.

RESULTS FROM OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2011 AND 2010

NET REVENUE

Net revenue for the three month period ended June 30, 2011 totaled $3,754,152 compared to $3,131,725 for the three month period ended June 30, 2010, an increase of $622,426, or approximately 19.9 %. The increase in net revenue was primarily the result of increase in unit sales of 12.0% as well as increase to the average wholesale prices of approximately 7%. The 12% increase in the three month period ending June 30, 2011 as compared to the three month period ending June 30, 2010 was due to the loss of production in May 2010 due to a flash flood that resulted in 5 days of lost sales. All revenue was generated by Bakers Pride's Jefferson Street Bakery, Inc. as the company's Mt. Pleasant Street
Bakery, Inc. is awaiting funds to complete start-up of donut, brownies and cookie production.

Bakers Pride's bread category sales for the three month period ended June 30, 2011 totaled $3,446,637 compared to $2,888,259 for the three month period ended June 30, 2010, an increase of $558,378, or approximately 19.3%. Bakers Pride's donut category sales for the three month period ended June 30, 2011 totaled $307,515, compared to $243,466 for the three month period ended June 30, 2010 an increase of $64,049, or approximately 26.3%. Increases in both categories were attributed to loss of production and corresponding sales in May 2010 and increased wholesale prices when compared to the three month period ending June 30, 2010.

COST OF REVENUE

Cost of revenue for the three month period ended June 30, 2011 totaled $2,601,549, or approximately 69.3% of net revenue, compared to $2,201,497, or approximately 70.3% of net revenue for the three month period ended June 30, 2010. The increase in the cost of revenue dollars was primarily the result of Bakers Pride's direct materials costs (ingredients and packaging) increasing as well as incremental costs related to producing additional units. Cost of revenue also increased due to inflation in energy related expenses.

OPERATING EXPENSE

Operating expenses for the three month period ended June 30, 2011 totaled $1,109,891 compared to $886,417 for three month period ended June 30, 2010, an increase of $223,473, or approximately 25.2%. The increase in operating expense was primarily due to additional production days in comparison to prior year, increase in professional expenses and other business building initiatives. Operating expenses as a percentage of sales are expected to decrease with the start up of the company's Mt. Pleasant Street facility and as other business development projects come on line.

INCOME FROM OPERATIONS

Income from operations for the three month period ended June 30, 2011 totaled $42,712, or approximately 1.1 % of net revenue, compared to income of $ $43,811, or approximately 1.4% of net revenue for the three month period ended June 30, 2010. This decrease in net income from operations for the three month period ending June 30, 2011 compared to the three month period ending June 30, 2010 was due primarily to higher operating expenses.

OTHER EXPENSE (INCOME)

Other expense for the three month period ending June 30, 2011 totaled $71,156 compared to other expense of $268,706 for the period ending June 30, 2010, a decrease of $ 197,550, or approximately 73.5%. The decrease in other expense was primarily due to difference in insurance payments versus actual payments for expenses related to flash flood in May 2010. Other income for the three month period ending June 30, 2011 totaled ($12,436), compared to other income of ($16,867) for the three month period ending June 30, 2010, a decrease of $4,431, or approximately 26.3%. The decrease to other income was primarily due a reduction in rental income.

NET LOSS

Net loss for the three month period ending June 30, 2011 totaled $28,444 compared to net loss of
$224,894 for the three month period ended June 30, 2010, a decrease in net loss of $196,451, or approximately 73.5%. The decrease in net loss was a primarily a result of increased revenue, as well as an increase in gross profit as outlined above

                         EPIC SPORTS INTERNATIONAL, INC.

Note: The three and six months ended June 30, 2010's performance varied significantly when compared to the three and six months ended June 30, 2011 due to the signing of the Samsung C&T Strategic Alliance Agreement on October 26, 2010. As a result, Epic's revenue stream significantly decreased after the signing of the agreement. Epic now only recognizes revenue through commission income paid from Samsung and does not incur physical product expenses related to cost of goods sold.

RESULTS FROM OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2011 AND 2010

NET REVENUE

Net revenue for the six month period ended June 30, 2011 totaled $939,530 compared to $2,432,926 for the six month period ended June 30, 2010, a decrease of $1,493,396, or approximately 61.4%. At the Samsung level, gross sales totaled $2,774,720 for the six month period ended June 30, 2011 compared to $2,432,926 for the six month period ended June 30, 2010, an increase of $341,794, or approximately 14.0%. The primary reason for this increase in gross sales was due to the launch of its new "Organix" product line and the increased consumer demand for this product during the six month period ended June 30, 2011 when compared to the six month period ended June 30, 2010.

COST OF REVENUE

Cost of revenue for the six month period ended June 30, 2011 totaled $0 compared to $1,480,151, or approximately 60.8% of net revenues for the six month period ended June 30, 2010, a decrease of $1,480,151. The reason for the significant decrease in cost of revenue is related to the agreement with Samsung signed in October 2010.

OPERATING EXPENSES

Operating expenses for the six month period ended June 30, 2011 totaled $915,971, or approximately 97.5% of sales compared to $1,593,310, or approximately 65.5% of sales for the six month period ended June 30, 2010, a decrease of $677,518, or approximately 42.5%. The decrease in operating expenses for the six month period ended June 30, 2011 was primarily due to an initiative to control spending; more specifically with emphasis on expenditures related to marketing and promotion, a reduction in staff and on third party consulting.

INCOME (LOSS) FROM OPERATIONS

Income from operations for the six month period ended June 30, 2011 totaled $23,739, or approximately 2.5% of net revenues compared to a loss from operations of ($640,535) or 26.3% of sales for the six month period ended June 30, 2010, an increase in income from operations of $664,274. The primary reason for this increase is related to the agreement with Samsung signed in October 2010 alongside management initiatives to reduce operating expenses.

INTEREST EXPENSE

Interest expense for the six month period ended June 30, 2011 totaled $5,269 compared to $68,728 for the six month period ended June 30, 2011, a decrease of $63,459, or approximately 92.3%. The decrease in interest expense was attributed to a lower carrying balance on Epic's purchase order financing agreement in addition to a reduction in the interest rate on the purchase order financing agreement from 16% to 8.32% per annum. Further reductions in interest expense are attributable to a reduction in factor fees due to Samsung collecting receivables on behalf of ESI.

NET INCOME (LOSS)

Net income for the six month period ended June 30, 2011 totaled $18,470, or approximately 2.0% of net revenues compared to a net loss of ($709,263) for the six month period ended June 30, 2010, or approximately 29.2% of net revenues, an increase in net income of $727,733. The increase in net income is primarily the result of the new financing received from Samsung along with the signing of the aforementioned agreement in October 2010, and the previously mentioned operating expense reductions.

RESULTS FROM OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2011 AND 2010

NET REVENUE

Net revenue for the three month period ended June 30, 2011 totaled $412,188 compared to $1,037,833 for the three month period ended June 30, 2010, a decrease of $625,646, or approximately 60.3%. At the Samsung level, gross sales totaled $1,268,678 for the three month period ended June 30, 2011 compared to $1,037,833 for the three month period ended June 30, 2010, an increase of $230,845, or approximately 22.2%. The primary reason for this increase in gross sales was due to the launch of its new "Organix" product line and the increased consumer demand for this product during the three month period ended June 30, 2011 when compared to the three month period ended June 30, 2010.

COST OF REVENUE

Cost of revenue for the three month period ended June 30, 2011 totaled $0 compared to $616,038, or approximately 59.4% of net revenue for the three month period ended June 30, 2010, a decrease of $616,013. The reason for the significant decrease in cost of revenue is related to the agreement with Samsung signed in October 2010.

OPERATING EXPENSES

Operating  expenses  for the three  month  period  ended June 30,  2011  totaled
$333,985, or approximately 81.0% of net revenues compared to $908,992, or approximately 87.6% of net revenues for the three month period ended June 30, 2010, a decrease of $575,007, or approximately 63.3%. The decrease in operating expenses for the three month period ended June 30, 2011 was primarily due to an initiative to control spending; more specifically with emphasis on expenditures related to marketing and promotion, reduction in staff, and third party consulting.

INCOME (LOSS) FROM OPERATIONS

Income from operations for the three month period ended June 30, 2011 totaled $78,203, or approximately 19.0% of net revenues compared to a loss from operations of ($487,197), or approximately 46.9% of net revenues for the three month period ended June 30, 2010, an increase in income from operations of $565,400. The increase in income from operations was primarily related to the aforementioned initiatives to control spending in addition to the agreement with Samsung signed in October 2010.

INTEREST EXPENSE

Interest expense for the three month period ended June 30, 2011 totaled $174 compared to $19,767 for the three month period ended June 30, 2010, a decrease of $19,593 or 99.1%. The decrease in interest expense was attributed to a lower carrying balance on Epic's purchase order financing agreement in addition to a reduction in the interest rate on the purchase order financing agreement from 16% to 8.32% per annum. Further reductions in interest expense are attributable to a reduction in factor fees due to Samsung collecting receivables on behalf of Epic.

NET INCOME (LOSS)

Net income for the three month period ended June 30, 2011 totaled $78,029, or approximately 18.9% of net revenue, compared to a net loss of $(506,964), or approximately 48.8% of net revenue for the three month period ended June 30, 2010, an increase in net income of $584,993. The increase in net income is primarily the result of the new financing received from Samsung along with the signing of the aforementioned agreement in October 2010.

                              TYREE HOLDINGS CORP.

SEASONALITY

Historically, Tyree's revenues tend to be lower during the first quarter of the year as Tyree's customers complete their planning for the upcoming year. In 2011, another contributing factor to lower first quarter revenues was the severe weather experienced in the Northeast, Tyree's primary market area, which prohibited some work from being performed. Approximately 30% of Tyree's revenue comes from new capital investments of its customers. This spending is cyclical and tends to mirror the condition of the economy. During normal conditions, Tyree will need to draw from its borrowing base early in the year and then pay down the borrowing base as the year progresses and it is able to earn income. The highest revenue generation occurs from late in the second quarter through the third quarter.

AMOUNT DUE FROM FACTOR AND INVENTORY

Tyree maintains a $15,000,000 revolving credit agreement with its parent, Amincor, Inc. which expires on January 17, 2013. Borrowings under this agreement are limited to 70% of eligible accounts receivable and the lesser of 50% of eligible inventory or $4,000,000. The balances outstanding under this agreement were $5,092,618 and $4,154,058 as of June 30, 2011 and 2010, respectively.
Borrowings under this agreement are collateralized by a first lien security interest in all tangible and intangible assets owned by Tyree. Tyree had approximately $9,907,382 and $10,845,942 of unused amounts available on the revolving credit agreement at June 30, 2011 and 2010, respectively, subject to borrowing base limitations. The annual interest rate charged on this loan was approximately 5% for the six months ended June 30, 2011 and 2010, respectively.

LIQUIDITY

Management is currently seeking a new asset based lender that will provide a new credit facility to support the growth of Tyree. Recent activity in this search has been encouraging. Although Management is confident that it will succeed in negotiating a new credit facility for Tyree, there are no assurances that it will be successful. Management believes they have sufficient access to working capital to sustain operations through June 30, 2012.

EXISTING CREDIT FACILITIES

Tyree's current revolving credit facility has an available credit line of $2,163,000. During 2010, Tyree reduced the total amount due on the facility by $1,449,000, however the eligible collateral also was reduced by approximately the same amount. The existing credit facility is sufficient to support the existing business volume of Tyree, but growth will be difficult until either new working capital is earned through retained earnings or new equity is invested into Tyree to facilitate organic and acquisition based growth.

RESULTS FROM OPERATIONS FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2011 AND 2010

NET REVENUE

Net revenue for the six months ended June 30, 2011 totaled $22,055,774 compared to $27,672,136 for the six months ended June 30, 2010, a decrease of $5,616,362, or approximately 20.3%. The decrease is due to the extremely harsh weather endured by the Northeast region of the US during the first quarter, the continued sluggish US economy and the affect of higher oil prices on Tyree's major customers. To preserve cash, Tyree slowed payments to vendors. This further reduced revenues especially on time and materials billings for the Construction and Environmental business units. Below is an analysis of revenue by business unit for the six months ending June 30, 2011 and June 30, 2010.

REVENUES

                                                   2011                2010
                                               ------------        ------------
Service and Construction                       $ 15,192,921        $ 18,255,243
Environmental, Compliance and  Engineering        6,610,044           9,008,566
Manufacturing / International                       252,809             408,327
                                               ------------        ------------
Total                                          $ 22,055,774        $ 27,672,136
                                               ============        ============

COST OF REVENUE

Cost of revenue for the six months ended June 30, 2011 totaled $17,132,775, or approximately 77.7% of net revenue compared to $21,140,728, or 76.4% of net revenue for the six months ended June 30, 2010, a decrease of $4,007,953, or approximately 19.0%. The decrease in cost of revenue reflects the decrease in revenue discussed in the revenue section above, plus continued success with Tyree's efforts at improving margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the six months ended June 30, 2011 totaled $5,310,945, or approximately 24.1% of net revenue compared to $5,607,633, or approximately 20.3% of net revenue for the six months ended June 30, 2010, a decrease of $296,687, or approximately 5.3%. The decrease in selling, general and administrative costs during the six months ended June 30, 2011 was due to cost reductions related to personnel layoffs at the end of first quarter. Management expects the costs to remain at this reduced level for the balance of the year.

INCOME (LOSS) FROM OPERATIONS

The loss from operations for the six months ended June 30, 2011 totaled ($387,946), or approximately (1.4%) of net revenue, compared to the profit from operations of $923,775, or approximately 3.3% of net revenue for the six months ended June 30, 2010, a decrease in profit from operations of ($1,311,721). The decrease in profit from operations was primarily due to the revenue shortfall noted above, even though profit margins for the second quarter increased and selling, general and administrative expenses were reduced.

INTEREST EXPENSE

Interest expense for the six months ended June 30, 2011 totaled $945,534, or approximately 3.4% of net revenue compared to $288,166, or approximately 1.0% of net revenue for the six months ended June 30, 2010, an increase of $657,368, or approximately 228.1%. The increase in interest expense during the six months ended June 30, 2011 was primarily due to an increase in borrowings from the credit facilities early in the period noted above.

OTHER INCOME

Other income for the six months ended June 30, 2011 totaled $13,254 compared to other income of $8,029 for the six months ended June 30, 2010, an increase in other income of $5,225, or approximately 65.1%. This income mainly comes from the sale of obsolete equipment and scrap materials.

NET INCOME (LOSS)

Net loss for the six months ended June 30, 2011 totaled ($1,320,226) compared to a net income of $643,638 for the six months ended June 30, 2010, a decrease in net income of $1,963,864. The decrease in net profit was primarily due to the factors noted above net of the increase in income taxes of $120,000.

RESULTS FROM OPERATIONS FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2011 AND 2010

NET REVENUE

Net revenue for the three months ended June 30, 2011 totaled $11,612,549 compared to $14,709,087 for the three months ended June 30, 2010, a decrease of $3,096,538, or approximately 21.1%. The decrease is primarily due to the continued sluggish US economy and the affect of higher oil prices on Tyree's petroleum marketing customers. The situation was compounded by a work slowdown by one of Tyree's major customers. To preserve cash, Tyree slowed payments to vendors. This further reduced revenues especially on time and materials billings for the Construction and Environmental business units. Below is an analysis of revenue by business unit for the three months ending June 30, 2011 and June 30, 2010.

REVENUES

                                                   2011                2010
                                               ------------        ------------
Service and Construction                       $  7,878,382        $  9,799,753
Environmental, Compliance and  Engineering        3,560,151           4,679,479
Manufacturing / International                       174,016             229,855
                                               ------------        ------------
Total                                          $ 11,612,549        $ 14,709,087
                                               ============        ============

COST OF REVENUE

Cost of revenue for the three months ended June 30, 2011 totaled $8,930,106, or approximately 76.9% of net revenue compared to $11,658,701, or 79.3% of net revenue for the three months ended June 30, 2010, a decrease of $2,728,595, or approximately 23.4%. The decrease in cost of revenue reflects the decrease in revenue discussed in the revenue section above, plus continued success with Tyree's efforts at improving margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the three months ended June 30, 2011 totaled $2,611,900, or approximately 22.5% of net revenue compared to $2,930,383, or approximately 19.9% of net revenue for the three months ended June 30, 2010, a decrease of $318,482, or approximately 10.9%. The decrease in selling, general and administrative costs during the three months ended June 30, 2011 was due to cost reductions related to personnel layoffs at the end of the first quarter. Management expects the costs to remain at this reduced level for the balance of the year.

INCOME FROM OPERATIONS

Income from operations for the three months ended June 30, 2011 totaled $70,543, or approximately 0.6% of net revenue, compared to the income from operations of $120,003, or approximately 0.8% of net revenue for the three months ended June 30, 2010, a decrease in income from operations of $49,460, or approximately 41.2%. The decrease in income from operations was primarily due to the revenue shortfall noted above, even though profit margins increased, and selling, general and administrative expenses were reduced.

INTEREST EXPENSE

Interest expense for the three months ended June 30, 2011 totaled $207,964, or approximately 1.8% of net revenue compared to $181,357, or approximately 1.2% of net revenue for the three months ended June 30, 2010, an increase of $26,607, or approximately 14.7%. The increase in interest expense during the three months ended June 30, 2011 was primarily due to an increase in borrowing from the credit facilities noted above early in the period.

OTHER INCOME

Other income for the three months ended June 30, 2011 totaled $5,665 compared to other income of $4,049 for the three months ended June 30, 2010, an increase in other income of $1,616, or approximately 39.9%. This income mainly comes from the sale of obsolete equipment and scrap materials.

NET INCOME (LOSS)

Net loss for the three months ended June 30, 2011 totaled ($131,756) compared to a net loss of ($177,305) for the three months ended June 30, 2010, a decrease in net loss of $45,549, or approximately 25.7%. The decrease in net loss was primarily due to the factors noted above net of the increase in income taxes of $120,000.

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

Our management has not assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. Management understands that in making this assessment, it should use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Although an assessment using those criteria has not been performed, our management believes that the Company's internal control over financial reporting was not effective at June 30, 2011.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Counsel for the former President of Masonry has indicated an intent to file suit against Imperia Masonry Supply Corp. The allegations of such potential action are unknown to management at this point. The former President signed a generally release of all claims and, accordingly, management believes any claims made by the former President have no merit or basis in law.

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

We are authorized to issue up to 22,000,000 shares of Class A voting common stock and 40,000,000 shares or Class B non-voting common stock and 3,000,000 shares of Preferred Stock. At present, there are 7,478,409 Class A common shares and 21,176,262 Class B common shares and 1,752,823 shares of Preferred Stock issued and outstanding. Our Preferred Shares are convertible into 10,752,823 shares of Common Stock. Accordingly, The conversion of our Preferred Stock would result in dilution to our current holders of common stock and once our common stock is trading could cause a significant decline in the market price for our common stock.

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

POTENTIAL CONFLICTS OF INTEREST

The directors and officers of the Amincor parent company have no obligation to devote full time to the business of the Company. They are required to devote only such time and attention to the affairs of the Company, as they may deem appropriate in their sole discretion. It is anticipated that they will each spend approximately 70% of their time on their duties related to Amincor but they are under no obligation to continue to do so, nor are they restricted by an agreement not to compete with the Company and they may engage in other activities or ventures which may result in various conflicts of interest with the Company.

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

           RISK FACTORS AFFECTING ENVIRONMENTAL QUALITY SERVICES, INC.

EQS' RESULTS MAY FLUCTUATE DUE TO CERTAIN REGULATORY, MARKETING AND COMPETITIVE FACTORS OVER WHICH EQS HAS LITTLE OR NO CONTROL.

The factors listed below are outside of EQS's control and may cause EQS' revenues and result of operations to fluctuate significantly, including, but not limited to: (i) actions taken by regulatory bodies relating to the verification and certification of EQS products/services; (ii) the timing and size of customer purchases; and (iii) customer and/or distributors concerns about the stability of EQS' business which could cause them to seek alternatives to EQS products/services.

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

THE FACTORS ABOVE ARE NOT EXHAUSTIVE. FOR A MORE COMPLETE LIST OF RISK FACTORS AFFECTING THE COMPANY AND ITS SUBSIDIARIES, PLEASE REFER TO THE COMPANY'S FORM 10-K FILED WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION ON APRIL 18, 2011, AND ANY AMENDMENTS THERETO.

ITEM 5. OTHER INFORMATION.

On August 12, 2011, Baker's Pride, Inc., through its wholly owned subsidiary, The South Street Bakery, Inc.("SSB") entered into a lease agreement (the "Lease Agreement") with Corbi Properties, LLC, an Iowa limited liability company and Clear Lake Specialty Products, Inc., an Iowa corporation (collectively, the "Landlord"). Pursuant to the Lease Agreement, SSB is leasing from the Landlord certain property and equipment located in Clear Lake, Iowa. The term of the Lease Agreement is one (1) year, with the right of an automatic one (1) year extension if SSB has complied with the terms of the Lease Agreement. SSB shall pay the Landlord $360,000 per year or monthly installments of $30,000. In addition to the monthly installments, SSB paid a security deposit of $60,000.

Concurrently with the signing of the Lease Agreement, the Landlord granted SSB an irrevocable option to purchase all of the Landlord's right, title and interest in and to the property, plant and assets, as set forth in that certain option agreement, dated August 12, 2011, by and among the Landlord and SSB (the "Option Agreement"). In consideration for the grant of the option, SSB paid the Landlord $275,000 in cash (the "Option Payment"). The exercise price of the option is $3,607,000 less the Option Payment, any payments made pursuant to the Lease Agreement and any profit participation payments made pursuant to the terms of the Option Agreement. The option may be exercised at anytime between August 12, 2011 and 5:30 p.m. New York City time on August 11, 2012.

This summary of the Lease Agreement and the Option Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Lease Agreement and the Option Agreement filed as Exhibits 10.1 and
Exhibit 10.2 hereto, respectively, and are incorporated by reference herein.

ITEM 6. EXHIBITS.

10.1+ Lease Agreement, dated August 12, 2011, by and among The South Street Bakery, Inc., Corbi Properties, LLC and Clear Lake Specialty Products, Inc.

10.2+ Option Agreement, dated August 12, 2011, by and among The South Street Bakery, Inc., Corbi Properties, LLC and Clear Lake Specialty Products, Inc.

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

----------------
+ Filed Herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMINCOR, INC.


Date: August 16, 2011               By: /s/John R. Rice, III
                                        ----------------------------------------
                                        John R. Rice, III, President



Date: August 16, 2011               By: /s/ Robert L. Olson
                                        ----------------------------------------
                                        Robert L. Olson, Chief Financial Officer