Form 10-K/A
period 2010-12-31
Amincor, Inc.
filed 2011-08-25
CIK 1167905

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if the registrant has submitted electronically or posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [X]                          Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

To date, there has been no active trading market in Registrant's Stock and therefore no market value has been computed.

As of July 31, 2011, there were 7,478,409 shares of Registrant's Class A Common Stock and 21,176,262 shares of Registrant's Class B Common Stock outstanding.

Documents Incorporated by Reference

NONE

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

                                EXPLANATORY NOTE

In this Annual Report on Form 10-K/A, unless the context indicates otherwise, the terms "Amincor," "Company," "Registrant," "we," "us" and "our" refer to Amincor, Inc., and its subsidiaries.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our industry, our beliefs, and our assumptions. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "would," "should," "scheduled," "projects," and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

The forward-looking statements in this Annual Report on Form 10-K/A speak only as of the date hereof and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks and uncertainties that may be outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this Annual Report on Form 10-K/A as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described under Item 1A Risk Factors and elsewhere in this Annual Report on Form 10-K/A. We do not undertake any obligation to update or reserve any forward looking statements.

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

Amincor,  Inc. holds the right,  title and interest in the trademark  "Caffeine"
(in stylized form), which is registered with the United States Patent and Trademark Office under Registration Number 3918889 ("Caffeine TM"). The Caffeine TM was acquired by Capstone Business Credit, LLC pursuant to a foreclosure on the former owner of the trademark. Capstone Business Credit, LLC, subsequently assigned all of its right, title and interest in Caffeine TM to Amincor, Inc. The Caffeine TM is registered as a Category 25 trademark, which covers clothing, footwear and headgear. Although the Caffeine TM has been used in the production of some t-shirts, sweatshirts and other clothing apparel, the Caffeine TM has not be used in any significant way nor has the Caffeine TM produced material revenues for Amincor, Inc. and as of the date hereof, the Caffeine TM has only minor significance in Amincor's overall portfolio of assets and operating businesses and the trademark has not been ascribed any value on the books of Amincor.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated or combined financial data derived from the audited consolidated or combined financials of the Company for each of the years ended December 31, 2008, 2009 and 2010 and should be read in conjunction with those statements, which are included in this Annual Report on Form 10-K/A. The consolidated or combined financial statements have been audited by Rosen Seymour Shapss Martin & Company LLP.

                                                            (In thousands, except for per share data)
                                                                    Year Ended December 31,
                                                    --------------------------------------------------------
                                                        2010                  2009                  2008
                                                    ------------          ------------          ------------
Net revenues                                        $     86,060          $     82,129          $     73,045
                                                    ============          ============          ============

Loss from operations                                $     (6,447)         $     (4,336)         $     (6,316)
                                                    ============          ============          ============

Net loss                                            $     (7,727)         $    (13,046)         $    (11,309)
                                                    ============          ============          ============

Net loss attributable to Amincor shareholders       $     (7,456)         $    (12,320)         $    (10,740)
                                                    ============          ============          ============
Per Share Information - basic and diluted
 loss from operations:

Net loss per share                                  $      (0.26)         $      (0.87)         $      (0.76)
                                                    ============          ============          ============

Weighted average common shares outstanding            29,054,908            14,126,820            14,126,820
                                                    ============          ============          ============
Balance Sheet Data:

Total assets                                        $     80,418          $     63,742          $     63,075
                                                    ============          ============          ============
Total long-term obligations                         $      2,342          $      2,235          $      5,062
                                                    ============          ============          ============

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements and notes related thereto, and other more detailed financial information appearing elsewhere in this Annual Report on Form 10-K/A. Consequently, you should read the following discussion and analysis of our financial condition and results of operations together with such financial statements and other financial data included elsewhere in this Annual Report on Form 10-K/A. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K/A, including information with respect to our plans and strategy for our business and includes forward-looking statements that involve risks and uncertainties. You should review the "Risk Factors" section of this Annual Report on Form 10-K/A for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

                                  AMINCOR, INC.

CAPITAL RESOURCES

Since the beginning of the recession in 2008, the Company has not borrowed from any bank, finance company, other unrelated lender and has not received any private equity financing. Since that time, internally generated operating cash flows have been sufficient to meet the Company's business operating requirements. However, operating cash flows have not been sufficient to finance capital improvements or provide funds for the substantial marketing efforts necessary for growing the businesses. For example, an outlay of about $2,000,000 is required to complete the frozen donut line for BPI and another $1,500,000 is required to overhaul Masonry's block plant. Amincor intends to seek additional funds through public or private debt or equity financings for capital improvements and to grow its operating subsidiaries.

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

Moderating input costs in the first half of the 2010 reduced cost of revenue for that period; but a drought in Russia and Ukraine in August of 2010 caused wheat, grain and subsequently flour prices to surge dramatically. Even with BPI taking a multi-month flour position earlier in 2010 that offered price protection, the benefit of the moderating input costs early in the year were effectively negated.

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

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

Note: The Twelve Months Ended December 31, 2008 contains a 7.9 month stub period from January 1, 2008 through August 28, 2008. Although the results include operations from August 28, 2008, Baker's Pride, Inc. had no activity until October 15, 2008. The Company was unable to obtain financials from the predecessor company, whose books and records were in poor condition. Therefore, the financials for the year ended December 31, 2008 have been annualized for the purposes of comparison.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated or combined financial statements as of December 31, 2010 and 2009 begin on F-1 of this Annual Report on Form 10-K.

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
                            ==========           ==========           ==========

AUDIT FEES

Audit fees relate to professional services rendered in connection with the audits of our annual consolidated or combined financials included on Form 10-K for the years ended December 31, 2009 and 2008, the review of our 2010 interim quarterly financial statements included in our Quarterly Reports on Form 10-Q, and professional services provided to us for our Form 10 filings. Audit fees also relate to the professional services rendered in connection to the audits of our following operating subsidiaries for the years ended December 31, 2009 and 2008: Baker's Pride, Inc, Epic Sports International, Inc., Masonry Supply Holding Corp., Tulare Holdings, Inc. and Tyree Holdings Corp.

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

21           Organizational Chart of Amincor, Inc. and its subsidiaries*

31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

32.1         Chief  Executive  Officer's  Certificate,  pursuant  to  18  U.S.C.
             Section   1350,   as  adopted   pursuant  to  Section  906  of  the
             Sarbanes-Oxley Act of 2002.**

32.2         Chief  Financial  Officer's  Certificate,  pursuant  to  18  U.S.C.
             Section   1350,   as  adopted   pursuant  to  Section  906  of  the
             Sarbanes-Oxley Act of 2002.**

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

99.6 Organizational Chart - Tulare Holdings, Inc. (Incorporated by reference to Company's Registration Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

----------
*  Previously filed
** Filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMINCOR, INC.

Date: August 25, 2011


/s/ John R. Rice, III
---------------------------------------------
By: John R. Rice, III, President


Date: August 25, 2011


/s/ Robert L. Olson
---------------------------------------------
By: Robert L. Olson, Chief Financial Officer

BOARD OF DIRECTORS

Date: August 25, 2011


/s/ John R. Rice, III
---------------------------------------------
By: John R. Rice, III, Director


/s/ Joseph F. Ingrassia
---------------------------------------------
By: Joseph F. Ingrassia, Director


/s/ Robert L. Olson
---------------------------------------------
By: Robert L. Olson, Director

                         AMINCOR, INC. AND SUBSIDIARIES

                  CONSOLIDATED OR COMBINED FINANCIAL STATEMENTS

                                       AND

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                         AMINCOR, INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED OR COMBINED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 2010
--------------------------------------------------------------------------------


                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-3

CONSOLIDATED OR COMBINED FINANCIAL STATEMENTS

Consolidated or Combined Balance Sheets as of December 31, 2010 and 2009    F-4

Consolidated or Combined Statements of Operations for the Three Years
Ended December 31, 2010                                                     F-6

Consolidated or Combined Statements of Shareholders' Equity for the Three
Years Ended December 31, 2010                                               F-7

Consolidated or Combined Statements of Cash Flows for the Three Years
Ended December 31, 2010                                                     F-8

Notes to Consolidated or Combined Financial Statements                      F-9

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Amincor, Inc.

We have audited the accompanying consolidated or combined balance sheets of Amincor, Inc. and Subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated or combined statements of operations, shareholders' equity, and cash flows for each of the three years ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on our audits.

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

In our opinion, the consolidated or combined financial statements referred to above present fairly, in all material respects, the consolidated or combined financial position of Amincor, Inc. and Subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the three years ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.


                                   /s/ ROSEN SEYMOUR SHAPSS MARTIN & COMPANY LLP

New York, New York
April 15, 2011

                         Amincor, Inc. and Subsidiaries
                     Consolidated or Combined Balance Sheets

                                                                                December 31,
                                                                     -----------------------------------
                                                                         2010                   2009
                                                                     ------------           ------------
                                                                    (consolidated)           (combined)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                               $  2,643,000           $    391,000
  Accounts receivable, net of allowance of $608,000                     8,878,000              8,361,000
   and $905,000, respectively
  Note receivable                                                         523,000                     --
  Due from factor - related party                                              --              4,640,000
  Due from related party                                                1,717,000              1,400,000
  Inventories, net                                                      4,469,000              5,711,000
  Costs and estimated earnings in excess of billings
   on uncompleted contracts                                               279,000                     --
  Construction in process                                                      --              3,857,000
  Prepaid expenses and other current assets                               900,000                789,000
                                                                     ------------           ------------

      Total current assets                                             19,409,000             25,149,000
                                                                     ------------           ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                     17,470,000              5,678,000

OTHER ASSETS:
  Mortgages receivable                                                  6,180,000                     --
  Goodwill                                                             15,569,000             15,569,000
  Other intangible assets, net                                         14,447,000             16,503,000
  Deferred financing costs, net                                           319,000                476,000
  Other assets                                                            449,000                367,000
  Assets held for sale                                                  6,575,000                     --
                                                                     ------------           ------------

      Total other assets                                               43,539,000             32,915,000
                                                                     ------------           ------------

      Total assets                                                   $ 80,418,000           $ 63,742,000
                                                                     ============           ============

                 The accompanying notes are an integral part of
              these consolidated or combined financial statements.

                         Amincor, Inc. and Subsidiaries
                     Consolidated or Combined Balance Sheets

                                                                                December 31,
                                                                     -----------------------------------
                                                                         2010                   2009
                                                                     ------------           ------------
                                                                    (consolidated)           (combined)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                   $ 12,214,000           $  9,615,000
  Assumed liabilities - current portion                                 2,481,000              3,983,000
  Accrued expenses and other current liabilities                        4,307,000              3,255,000
  Loans payable to related party                                          714,000             13,451,000
  Notes payable - current portion                                         418,000                440,000
  Capital lease obligations - current portion                             254,000                139,000
  Billings in excess of costs and estimated earnings
   on uncompleted contracts                                               537,000                     --
  Billings on construction                                                     --              5,917,000
  Due to officer / shareholder                                            207,000                160,000
                                                                     ------------           ------------

      Total current liabilities                                        21,132,000             36,960,000
                                                                     ------------           ------------
LONG-TERM LIABILITIES:
  Assumed liabilities - net of current portion                             28,000                299,000
  Capital lease obligations - net of current portion                      638,000                303,000
  Notes payable - net of current portion                                1,643,000              1,535,000
  Other long-term liabilities                                              33,000                 98,000
                                                                     ------------           ------------

      Total long-term liabilities                                       2,342,000              2,235,000
                                                                     ------------           ------------

      Total liabilities                                                23,474,000             39,195,000
                                                                     ------------           ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  AMINCOR SHAREHOLDERS' EQUITY:
   Convertible preferred stock, $0.001 par value per share;
    3,000,000 authorized, 1,752,823 issued and outstanding                  2,000                     --
   Common stock - class A; $0.001 par value; 22,000,000
    authorized, 7,478,409 issued and outstanding                            7,000                     --
   Common stock - class B; $0.001 par value; 40,000,000
    authorized, 21,176,262 issued and outstanding                          21,000                 14,000
   Additional paid-in capital                                          88,250,000             48,957,000
   Accumulated deficit                                                (29,857,000)           (23,129,000)
                                                                     ------------           ------------

      Total Amincor shareholders' equity                               58,423,000             25,842,000
                                                                     ------------           ------------

NON-CONTROLLING INTEREST EQUITY                                        (1,479,000)            (1,295,000)
                                                                     ------------           ------------

      Total liabilities and shareholders' equity                     $ 80,418,000           $ 63,742,000
                                                                     ============           ============

                 The accompanying notes are an integral part of
              these consolidated or combined financial statements.

                         Amincor, Inc. and Subsidiaries
                Consolidated or Combined Statements of Operations

                                                                        For the Year Ended December 31,
                                                              --------------------------------------------------
                                                                  2010               2009               2008
                                                              ------------       ------------       ------------
                                                             (consolidated)       (combined)         (combined)
NET REVENUES                                                  $ 86,060,000       $ 82,129,000       $ 73,045,000

COST OF REVENUES                                                68,515,000         66,962,000         63,974,000
                                                              ------------       ------------       ------------

Gross profit                                                    17,545,000         15,167,000          9,071,000

SELLING, GENERAL AND ADMINISTRATIVE                             24,012,000         19,503,000         15,387,000
                                                              ------------       ------------       ------------

Loss from operations                                            (6,467,000)        (4,336,000)        (6,316,000)

OTHER EXPENSE (INCOME):
  Interest expense, net                                          2,050,000          8,787,000          4,995,000
  Other income                                                    (974,000)           (77,000)            (2,000)
                                                              ------------       ------------       ------------

Total other expenses (income)                                    1,076,000          8,710,000          4,993,000
                                                              ------------       ------------       ------------

Loss before provision for income taxes                          (7,543,000)       (13,046,000)       (11,309,000)

Provision for income taxes                                         184,000                 --                 --
                                                              ------------       ------------       ------------

Net loss                                                        (7,727,000)       (13,046,000)       (11,309,000)
                                                              ------------       ------------       ------------

Net loss attributable to non-controlling interests                (271,000)          (726,000)          (569,000)
                                                              ------------       ------------       ------------

Net loss attributable to Amincor shareholders                 $ (7,456,000)      $(12,320,000)      $(10,740,000)
                                                              ============       ============       ============
LOSS PER SHARE - BASIC AND DILUTED
  Net loss attributable to Amincor shareholders               $      (0.26)      $      (0.87)      $      (0.76)
                                                              ============       ============       ============

  Weighted average shares outstanding - basic and diluted       29,054,908         14,126,820         14,126,820
                                                              ============       ============       ============

                 The accompanying notes are an integral part of
              these consolidated or combined financial statements.

                         Amincor, Inc. and Subsidiaries
     Consolidated or Combined Statements of Changes in Shareholders' Equity
                   For the Three Years Ended December 31, 2010

                                                                            Amincor, Inc. and Subsidiaries
                                                      --------------------------------------------------------------------
                                                         Convertible            Common Stock -            Common Stock -
                                                       Preferred Stock             Class A                   Class B
                                                      ------------------      -------------------      -------------------
                                                      Shares      Amount      Shares       Amount      Shares       Amount
                                                      ------      ------      ------       ------      ------       ------
Balance at January 1, 2008 (combined)                       --    $    --   14,126,820    $14,000            --    $    --

Acquisition of businesses
 by the Capstone Group                                      --         --           --         --            --         --
Net loss                                                    --         --           --         --            --         --
                                                     ---------    -------   ----------    -------    ----------    -------
Balance at December 31, 2008 (combined)                     --         --   14,126,820     14,000            --         --

Acquisition of businesses by the Capstone Group             --         --           --         --            --         --
Conversion of loans from related parties                    --         --           --         --            --         --
Net loss                                                    --         --           --         --            --         --
                                                     ---------    -------   ----------    -------    ----------    -------

Balance at December 31, 2009 (combined)                     --         --   14,126,820     14,000            --         --

Prior period adjustment                                     --         --           --         --            --         --
                                                     ---------    -------   ----------    -------    ----------    -------

Balance at January 1, 2010, as restated (combined)          --         --   14,126,820     14,000            --         --
                                                     ---------    -------   ----------    -------    ----------    -------
Issuance of preferred and common stock to
 investors in the limited  partnerships
 that were lenders to the predecessor
 business of the Company's subsidiaries              1,752,823      2,000           --         --    21,176,262     21,000

Retirement of common stock to achieve
 parity among investors in the limited
 partnerships that were lenders to the
 predecessor businesses of the Company's
 subsidiaries                                               --         --   (7,056,856)    (7,000)           --         --

Common stock reissued from above retirements                --         --      406,845         --            --         --

Issuance of common stock to the President
 of Tulare Holdings, Inc. in consideration
 of his transfer of 100% of the outstanding
 stock of Tulare Holdings, Inc.                             --         --        1,600         --            --         --

Contribution of real property and equipment
 (including assets held for sale), mortgages
 and equipment note receivables by Capstone
 Business Credit, LLC                                       --         --           --         --            --         --

Conversion of loans from Capstone Business
 Credit, LLC and Capstone Capital Group I, LLC              --         --           --         --            --         --

Net loss                                                    --         --           --         --            --         --
                                                     ---------    -------   ----------    -------    ----------    -------

Balance at December 31, 2010 (consolidated)          1,752,823    $ 2,000    7,478,409    $ 7,000    21,176,262    $21,000
                                                     =========    =======   ==========    =======    ==========    =======

                                                     Amincor, Inc. and Subsidiaries
                                                     ------------------------------
                                                     Additional
                                                       Paid-in          Accumulated      Non-controlling       Total
                                                       Capital           Deficit            Interest           Equity
                                                       -------           -------            --------           ------

Balance at January 1, 2008 (combined)                $    55,000      $    (69,000)       $        --       $         --

Acquisition of businesses
 by the Capstone Group                                28,976,000                --                 --         28,976,000
Net loss                                                      --       (10,740,000)          (569,000)       (11,309,000)
                                                     -----------      ------------        -----------       ------------
Balance at December 31, 2008 (combined)               29,031,000       (10,809,000)          (569,000)        17,667,000

Acquisition of businesses by the Capstone Group        2,761,000                --                 --          2,761,000
Conversion of loans from related parties              17,165,000                --                 --         17,165,000
Net loss                                                      --       (12,320,000)          (726,000)       (13,046,000)
                                                     -----------      ------------        -----------       ------------

Balance at December 31, 2009 (combined)               48,957,000       (23,129,000)        (1,295,000)        24,547,000

Prior period adjustment                                       --           728,000             87,000            815,000
                                                     -----------      ------------        -----------       ------------

Balance at January 1, 2010, as restated (combined)    48,957,000       (22,401,000)        (1,208,000)        25,362,000
                                                     -----------      ------------        -----------       ------------
Issuance of preferred and common stock to
 investors in the limited  partnerships
 that were lenders to the predecessor
 business of the Company's subsidiaries                  (23,000)               --                 --                 --

Retirement of common stock to achieve
 parity among investors in the limited
 partnerships that were lenders to the
 predecessor businesses of the Company's
 subsidiaries                                              7,000                --                 --                 --

Common stock reissued from above retirements                  --                --                 --                 --

Issuance of common stock to the President
 of Tulare Holdings, Inc. in consideration
 of his transfer of 100% of the outstanding
 stock of Tulare Holdings, Inc.                               --                --                 --                 --

Contribution of real property and equipment
 (including assets held for sale), mortgages
 and equipment note receivables by Capstone
 Business Credit, LLC                                 25,640,000                --         25,640,000

Conversion of loans from Capstone Business
 Credit, LLC and Capstone Capital Group I, LLC        13,669,000                --         13,669,000

Net loss                                                      --        (7,456,000)          (271,000)        (7,727,000)
                                                     -----------      ------------        -----------       ------------

Balance at December 31, 2010 (consolidated)          $88,250,000      $(29,857,000)       $(1,479,000)      $ 56,944,000
                                                     ===========      ============        ===========       ============

                 The accompanying notes are an integral part of
              these consolidated or combined financial statements.

                         Amincor, Inc. and Subsidiaries
                 Consolidated or Combined Statements Cash Flows

                                                                            For the Year Ended December 31,
                                                                 ---------------------------------------------------
                                                                     2010                2009               2008
                                                                 ------------        ------------       ------------
                                                                (consolidated)        (combined)         (combined)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                       $ (7,727,000)       $(13,046,000)      $(11,309,000)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization of property and equipment        1,553,000             833,000            584,000
     Amortization of intangible assets                              2,056,000           1,955,000          1,266,000
     Amortization of deferred financing cost                          156,000             156,000          1,558,000
     (Gain) loss on sale of equipment                                 (21,000)                 --            233,000
     (Recovery of bad debt) / Provision for doubtful accounts        (297,000)            314,000            591,000
  Changes in assets and liabilities:
     Accounts receivable                                            1,391,000             735,000         (1,336,000)
     Due from factor - related party                                4,640,000            (721,000)        (3,205,000)
     Due from related party                                          (317,000)         (1,400,000)                --
     Inventory                                                      1,242,000             838,000           (473,000)
     Costs and estimated earnings in excess of billings
      on uncompleted contracts                                       (279,000)                 --                 --
     Construction in process                                          113,000           3,125,000          2,594,000
     Prepaid expenses and other current assets                       (111,000)             54,000            513,000
     Other assets                                                     (82,000)             44,000           (404,000)
     Accounts payable                                               2,599,000           1,346,000          3,282,000
     Accrued expenses and other current liabilities                 1,051,000           1,127,000         (1,328,000)
     Billings in excess of costs and estimated earnings
      on uncompleted contracts                                        537,000                  --                 --
     Billings on construction                                      (1,358,000)         (1,591,000)        (4,201,000)
     Other long-term liabilities                                      (64,000)             23,000           (106,000)
                                                                 ------------        ------------       ------------
Net cash provided by (used in) operations                           5,082,000          (6,208,000)       (11,741,000)
                                                                 ------------        ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash acquired in acquisition                                             --              40,000             17,000
  Purchases of property and equipment                                (339,000)         (1,941,000)          (966,000)
  Proceeds from sales of equipment                                     38,000                  --             25,000
                                                                 ------------        ------------       ------------
Net cash used in investing activities                                (301,000)         (1,901,000)          (924,000)
                                                                 ------------        ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net payments/proceeds from loans with related parties              (696,000)         11,650,000         18,732,000
  Principal payments of capital lease obligations                    (211,000)                 --                 --
  Net proceeds/payments from notes payable                             87,000            (537,000)          (470,000)
  Due to officer / shareholder                                         47,000              28,000            132,000
  Proceeds from issuance of stock                                      16,000                  --             10,000
  Payments of assumed liabilities                                  (1,772,000)         (2,690,000)        (5,690,000)
                                                                 ------------        ------------       ------------
Net cash (used in) provided by financing activities                (2,529,000)          8,451,000         12,714,000
                                                                 ------------        ------------       ------------

Increase in cash                                                    2,252,000             342,000             49,000

CASH, beginning of year                                               391,000              49,000                 --
                                                                 ------------        ------------       ------------

CASH, end of year                                                $  2,643,000        $    391,000       $     49,000
                                                                 ============        ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                     $    941,000        $  5,547,000       $  2,172,000
                                                                 ============        ============       ============
    Income taxes                                                 $     37,000        $    116,000       $         --
                                                                 ============        ============       ============
NON-CASH INVESTING ACTIVITIES:
  Acquisition of businesses by the Capstone Group                $         --        $  2,761,000       $ 28,951,000
                                                                 ============        ============       ============
  Conversion of loans from related parties to equity             $ 13,669,000        $ 17,163,000       $         --
                                                                 ============        ============       ============
  Contribution of real property and equipment (including
   assets held for sale), mortgages, and equipment notes
   receivable by Capstone Business Credit, LLC                   $ 25,640,000        $         --       $         --
                                                                 ============        ============       ============
  Acquisition of equipment by capital lease and notes
   payable                                                       $    661,000        $         --       $         --
                                                                 ============        ============       ============

                 The accompanying notes are an integral part of
              these consolidated or combined financial statements.

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                      Three years ended December 31, 2010


1. ORGANIZATION AND NATURE OF BUSINESS

Amincor, Inc. ("Amincor" or the "Company") was incorporated under the laws of the state of Nevada on October 8, 1997 under the name GSE Group, Inc. GSE Group, Inc. was originally formed to provide consulting services for reverse mergers to public shell corporations and private companies seeking to gain access to the public markets. On October 20, 1997, GSE Group, Inc. changed its name to Global Stock Exchange Corp. and on April 28, 2000, Global Stock Exchange Corp. changed its name to Joning Corp ("Joning"). In July 2000, Joning ceased its business activities. On March 8, 2002, Joining filed a Registration Statement on Form 10-SB under the Securities Exchange Act of 1934 (the "Exchange Act") as a shell company with the purpose of finding a suitable company for a reverse merger transaction. Joning ceased filing periodic reports subsequent to its filing of its Form 10-QSB on October 24, 2004 as it did not have the personnel or resources to continue the filings and there was no operating business or pending business transactions. On June 2, 2008, Joning filed a Form 15-12G to terminate its registration. On February 2, 2010 Joning changed its name to Amincor, Inc.

The Company remained dormant until January 2010 at which time it entered into letters of intent to acquire all or a majority of the outstanding stock of the following companies: Tulare Holdings Inc., Tyree Holdings Corp., Epic Sports International, Inc., Baker's Pride, Inc. Imperia Masonry Supply Corp., Whaling Distributors, Inc. and Allentown Metal Works, Inc. All of such letters of intent were subject to completion of satisfactory due diligence. After completion of its due diligence review the Company terminated the letters of intent to acquire Allentown Metal Works, Inc. and Whaling Distributors, Inc.

As of December 31, 2010, Amincor operates the following entities as a result of the assignment of all the right, title and interest of ertain debts owed to the
Lenders:

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

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                      Three years ended December 31, 2010


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

The limited partners of Capstone Cayman Special Purpose Fund, L.P. ("CCSPF") and Capstone Special Purpose Fund LP ("CSPF")each became shareholders of the Company with the subsequent acquisitions of the above subsidiaries by the Company in 2010. The Company's shares have been distributed to the limited partners in proportion to their interest in the partnerships.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRESENTATION AND BASIS OF FINANCIAL STATEMENTS

The accompanying consolidated or combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These consolidated or combined financial statements include the accounts of Amincor, Inc. and all of its consolidated or combined subsidiaries (collectively the "Company"). All intercompany balances and transactions have been eliminated in consolidation or combination. The combined financial statements represents periods prior to the acquisition of the five operating subsidiaries.

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

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                      Three years ended December 31, 2010


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

Revenue was recognized on fixed-priced construction contracts and modified Fixed-priced construction contracts on the completed contract method for the years ended December 31, 2009 and 2008. Under the completed contract method revenues and costs from construction projects were recognized only when a Project had been substantially completed. Contract costs included all direct material, labor, equipment and subcontract costs as well as other job related costs. Changes in job performance and job conditions, contract penalty revisions, final contract settlements, change orders, claims or other contract revisions were recognized at the completion of the contract. Provisions for estimated losses on uncompleted contracts were made when it had been determined That a loss was probable. In the event a provision for estimated losses was

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                      Three years ended December 31, 2010


deemed necessary, the entire estimated loss was recognized in the period in which the determination arose. The asset "Construction in process" on the combined balance sheet as of December 31, 2009, represented the direct cost on uncompleted contracts and the liability "Billings on construction" on the combined balance sheet as of December 31, 2009, represented customer billing on uncompleted contracts.

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

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                      Three years ended December 31, 2010


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

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                      Three years ended December 31, 2010


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

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                      Three years ended December 31, 2010


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

ADVERTISING COSTS

Advertising costs are charged to expense as incurred and are included in selling, general and administrative costs on the consolidated or combined statements of operations. Advertising expenses were approximately $158,000, $103,000 and $37,000, for the years ended December 31, 2010, 2009 and 2008, respectively.

3. BUSINESS COMBINATIONS

As discussed above, the Amincor corporate shell company was used by the Capstone Funds for the purpose of consolidating the five operating businesses which are now subsidiaries, each of which had defaulted under their factoring or financing agreements. Those factoring or financing agreements were all made by Capstone Business Credit, LLC ("CBC") and Capstone Capital Group I, LLC ("CCGI") related parties. Therefore, it was and is considered most equitable to the limited partners of CBC and CCGI to consolidate the business risks associated with each business. In this way, a diversity of investment risk is achieved. The consideration paid by the Capstone Funds to acquire each business was the forgiveness of their debt under the factoring or financing agreements with CBC and CCGI. However, in each case, the Capstone Funds did not believe that the amount of debt forgiven was a reasonable indicator of value. The investments made by CBC and CCGI, in the form of loans, were made in view of the Capstone Fund's assessment of the risk of the investments. Such risks include market risks that are not related to the underlying value supporting the investment. Due to the Capstone Funds market risk assessment, the underlying enterprise value of each of these businesses was believed to be the best indicator of the fair value of these businesses. In each case, the amounts of the loans forgiven exceeded the decline in value when measured as being the difference between the principal amount of those loans and the underlying enterprise value of each business. The Company believes that the additional loss sustained, equal to the

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                      Three years ended December 31, 2010


difference between the amounts of the loans forgiven and the enterprise value of each of these businesses, represents a decline due to market factors that is akin to a decline in the stock market value of an equity investment. Therefore, the Company believes that that additional loss should be borne by the Capstone Funds investors. For these reasons, the consideration paid for each acquisition is equal to the enterprise values of each business. Such values have been determined by independent valuation experts along with the fair values of the assets acquired and the liabilities assumed as well as the value of the goodwill for each business.

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

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                      Three years ended December 31, 2010


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
                                              ============    ============    ============    ============    ============

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                      Three years ended December 31, 2010


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
                                              -----------
                                              $ 2,761,000
                                              ===========

The amounts related to each of the acquired companies revenue and earnings included in the Company's combined statement of income for the year ended December 31, 2008 are indicated below:

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

The amounts of Masonry's revenue and earnings included in the Company's combined statements of operations for the years ended December 31, 2009 and 2008 are indicated below:

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                      Three years ended December 31, 2010


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
                                                ==========            ==========

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                      Three years ended December 31, 2010


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

PROPERTY AND EQUIPMENT HELD FOR SALE

The Capstone Funds contributed property and equipment to the Company that it had received in connection with defaults under factoring and financing agreements with CBC and CCGI that had been the property of a business other than the businesses that are now Amincor subsidiaries. Those assets were transferred to the Company because the Capstone Funds acquired them in the same manner as it acquired the assets of the other businesses that were acquired; that is, because of defaults under factoring and financing agreements with CBC and CCGI. As a result, the limited partners of the Capstone Funds who have become the Company's stockholders, retain their interest in these assets. However, some of these assets are not related to any business operations conducted by any of the Amincor subsidiaries. Although this property and equipment does not relate to any discontinued operations, it is classified as Asset held for sale in non-current assets on the accompanying balance sheet and is carried at its fair value net of the estimated cost to sell it.

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                      Three years ended December 31, 2010


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

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                      Three years ended December 31, 2010


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

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                      Three years ended December 31, 2010


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
                                                   ============     ============

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                      Three years ended December 31, 2010


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

                                             Years Ended December 31,
                                  ---------------------------------------------
                                      2010             2009            2008
                                  ------------     ------------    ------------
Income tax expense at federal
 statutory rate                   $ (2,267,000)    $ (4,436,000)   $ (1,039,000)
State taxes                           (280,000)        (783,000)       (183,000)
Permanent differences                  361,000         (166,000)        187,000
Change in deferred tax valuation
 allowances                          2,370,000        5,385,000       1,035,000
                                  ------------     ------------    ------------
                                  $    184,000     $         --    $         --
                                  ============     ============    ============
11. LONG-TERM LIABILITIES

LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2010 and 2009:

                                                                                       2010             2009
                                                                                    ----------       ----------
Equipment loans payable,  collateralized  by the assets  purchased,  and bearing interest at annual fixed rates  ranging from 8.0% to 15.0% as of December 31,
 2010 and 2009, with principal and interest payable in installments through
 July 2014.                                                                         $  967,000       $1,186,000
Promissory notes payable, with accrued interest, to three former stockholders of a predecessor company. These notes are unsecured and are subordinate to the Company's senior debt.  The notes mature on December 31, 2012 and bear
 interest at an annual rate of 6.0%.                                                   500,000          500,000
Note payable to a commercial bank.  Payable in monthly installments of principal and interest of $6,198 through March 2015.  The annual interest
 rate is 7.25%.                                                                        454,000           63,000
Bank loan payable, with an interest rate of 5.25% per annum and maturing in
 March 2014.                                                                            76,000           89,000
Bank line of credit allowing for borrowings of up to $90,000.  Interest at
 prime plus 4.25% per year.                                                             64,000           77,000
Note payable to a former stockholder of a predecessor company payable in monthly installments of principal and interest of $9,709 through July 2010
 with interest at prime plus 1.5% per year.                                                 --           60,000
                                                                                    ----------       ----------
                                                                                     2,061,000        1,975,000
Less current portion                                                                   418,000          440,000
                                                                                    ----------       ----------
                                                                                    $1,643,000       $1,535,000
                                                                                    ==========       ==========

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                      Three years ended December 31, 2010


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

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                      Three years ended December 31, 2010


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

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                      Three years ended December 31, 2010


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

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                      Three years ended December 31, 2010


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
                                                      ============           ============

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                      Three years ended December 31, 2010


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
                                                      ============           ============           ============

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                      Three years ended December 31, 2010


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

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                      Three years ended December 31, 2010


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
                                     =======                        ==========

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                      Three years ended December 31, 2010


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

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                      Three years ended December 31, 2010


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

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                      Three years ended December 31, 2010


MAJOR CUSTOMERS

Two customers accounted for approximately $36,500,000 or 42% and $35,900,000 or 39% of the consolidated or combined gross sales for the years ended December 31, 2010 and 2009, respectively. One customer accounted for approximately $29,700,000 or 34% of the combined gross sales for the year ended December 31, 2008.

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