Form 10-Q/A
period 2011-06-30
Amincor, Inc.
filed 2011-10-24
CIK 1167905

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 2

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

   Item 1.  Legal Proceedings................................................ 43

   Item 1A. Risk Factors..................................................... 44

   Item 6.  Exhibits......................................................... 50

SIGNATURES................................................................... 51

                                EXPLANATORY NOTE

The Purpose of this Amendment No. 2 to the Company's Quarterly report on Form 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 16, 2011 (the "Form 10-Q"), is solely to correct the incorrect designation of the Company as a "Smaller reporting company" on the cover page.

No other changes have been made to the Form 10-Q. This Amendment No. 2 to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does mot modify or update in any way disclosures made in the original Form 10-Q.

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

31.1++ Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2++ Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1++ Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2++ Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101+++   Interactive Data Files pursuant to Rule 405 of Regulation S-T.

----------
+ Incorporated by reference from Form 10-Q filed with the Securities and Exchange Commission on August 16, 2011

++   Filed Herewith

+++ Incorporated by reference from Form 10-Q/A filed with the Securities and Exchange Commission on September 14, 2011

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMINCOR, INC.


Date: October 24, 2011              By: /s/ John R. Rice, III
                                        ----------------------------------------
                                        John R. Rice, III, President



Date: October 24, 2011              By: /s/ Robert L. Olson
                                        ----------------------------------------
                                        Robert L. Olson, Chief Financial Officer