Form 10-Q
period 2011-09-30
Amincor, Inc.
filed 2011-11-21
CIK 1167905

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended: September 30, 2011

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [X]                          Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 15, 2011, there were 7,478,409 shares of Registrant's Class A Common Stock and 21,176,262 shares of Registrant's Class B Common Stock outstanding.

                                  AMINCOR, INC.
                               REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

                                    CONTENTS

PART I  - FINANCIAL INFORMATION

   Item 1.  Financial Statements.............................................  4

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................ 24

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk....... 39

   Item 4.  Controls and Procedures.......................................... 39

PART II  - OTHER INFORMATION

   Item 1.  Legal Proceedings................................................ 41

   Item 1A. Risk Factors..................................................... 42

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         Amincor, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets

                                                                     September 30,          December 31,
                                                                         2011                   2010
                                                                     ------------           ------------
                                                                      (unaudited)             (audited)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                               $    642,511           $  2,607,325
  Accounts receivable, net of allowance of $432,758 and
   $450,000 in 2011 and 2010, respectively                             10,345,980              8,596,583
  Note receivable                                                              --                522,501
  Due from related party                                                3,415,738              1,717,233
  Inventories, net                                                      4,548,388              3,369,862
  Costs and estimated earnings in excess of billings on
   uncompleted contracts                                                  954,097                279,152
  Prepaid expenses and other current assets                               855,106                714,659
  Current assets - discontinued operations                                145,157              1,601,268
                                                                     ------------           ------------
      Total current assets                                             20,906,977             19,408,583
                                                                     ------------           ------------

PROPERTY AND EQUIPMENT, NET                                            14,322,139             15,090,964
PROPERTY AND EQUIPMENT, NET - DISCONTINUED OPERATIONS                     932,603              2,379,035
                                                                     ------------           ------------
Total property and equipment, net                                      15,254,742             17,469,999
                                                                     ------------           ------------
OTHER ASSETS:
  Mortgages receivable                                                  6,180,000              6,180,000
  Goodwill                                                             15,554,397             15,346,400
  Other intangible assets, net                                         12,065,230             13,196,032
  Deferred financing costs, net                                           202,096                319,465
  Other assets                                                            342,920                150,975
  Assets held for sale                                                  2,730,000              6,575,000
  Other assets - discontinued operations                                  461,667              1,771,821
                                                                     ------------           ------------

      Total other assets                                               37,536,310             43,539,693
                                                                     ------------           ------------

      Total assets                                                   $ 73,698,029           $ 80,418,275
                                                                     ============           ============

                                                                     September 30,          December 31,
                                                                         2011                   2010
                                                                     ------------           ------------
                                                                      (unaudited)             (audited)
                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                   $  8,996,937           $  7,668,394
  Assumed liabilities - current portion                                 2,075,574              2,480,921
  Accrued expenses and other current liabilities                        2,990,599              3,633,318
  Loans payable to related party                                          869,735                713,930
  Notes payable - current portion                                         957,184                333,764
  Capital lease obligations - current portion                             183,754                138,474
  Billings in excess of costs and estimated earnings on
   uncompleted contracts                                                2,164,515                536,825
  Current liabilities - discontinued operations                         5,085,868              5,625,834
                                                                     ------------           ------------

      Total current liabilities                                        23,324,166             21,131,460
                                                                     ------------           ------------
LONG-TERM LIABILITIES:
  Assumed liabilities - net of current portion                                 --                 28,375
  Capital lease obligations - net of current portion                      504,764                450,342
  Notes payable - net of current portion                                2,224,753              1,587,937
  Other long-term liabilities                                              21,661                 21,661
  Long-term liabilities - discontinued operations                          74,861                254,826
                                                                     ------------           ------------
      Total long-term liabilities                                       2,826,039              2,343,141
                                                                     ------------           ------------

      Total liabilities                                                26,150,205             23,474,601
                                                                     ------------           ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  AMINCOR SHAREHOLDERS' EQUITY:
   Convertible preferred stock, $0.001 par value per share;
    3,000,000 authorized, 1,752,823 issued and outstanding                  1,753                  1,753
  Common stock - class A; $0.001 par value; 22,000,000
   authorized, 7,478,409 issued and oustanding                              7,478                  7,478
  Common stock - class B; $0.001 par value; 40,000,000
   authorized, 21,176,262 issued and oustanding                            21,176                 21,176
  Additional paid-in capital                                           88,607,149             88,250,203
  Accumulated deficit                                                 (39,130,130)           (29,858,319)
                                                                     ------------           ------------
      Total Amincor shareholders' equity                               49,507,426             58,422,291
                                                                     ------------           ------------

NONCONTROLLING INTEREST EQUITY                                         (1,959,602)            (1,478,617)
                                                                     ------------           ------------
      Total equity                                                     47,547,824             56,943,674
                                                                     ------------           ------------

      Total liabilities and shareholders' equity                     $ 73,698,029           $ 80,418,275
                                                                     ============           ============

      The accompanying notes are an integral part of these consolidated or combined condensed financial statements

                         Amincor, Inc. and Subsidiaries
           Consolidated or Combined Condensed Statements of Operations
                  Nine Months Ended September 30, 2011 and 2010
                                   (Unaudited)

                                                     Three Months Ended September 30,      Nine Months Ended September 30,
                                                          2011              2010               2011              2010
                                                      ------------      ------------       ------------      ------------
                                                     (consolidated)      (combined)       (consolidated)      (combined)
Net revenues                                          $ 15,073,125      $ 16,655,373       $ 44,907,208      $ 50,927,138

COST OF REVENUES                                        12,593,955        13,763,208         35,229,820        39,354,254
                                                      ------------      ------------       ------------      ------------

      Gross profit                                       2,479,170         2,892,165          9,677,388        11,572,884

SELLING, GENERAL AND ADMINISTRATIVE                      2,835,574         3,486,057         12,902,862        11,035,650
                                                      ------------      ------------       ------------      ------------

(Loss) income from operations                             (356,404)         (593,892)        (3,225,474)          537,234
                                                      ------------      ------------       ------------      ------------
OTHER EXPENSES (INCOME):
  Interest expense, net                                    446,047           912,147          1,050,408         1,479,706
  Other expenses (income)                                 (156,431)         (429,349)          (552,179)         (322,847)
                                                      ------------      ------------       ------------      ------------

      Total other expenses (income)                        289,616           482,798            498,229         1,156,859
                                                      ------------      ------------       ------------      ------------

Loss before provision for income taxes                    (646,020)       (1,076,690)        (3,723,703)         (619,625)

Provision for income taxes                                      --          (120,000)                --                --
                                                      ------------      ------------       ------------      ------------

Net loss from continuing operations                       (646,020)         (956,690)        (3,723,703)         (619,625)
                                                      ------------      ------------       ------------      ------------

Loss from discontinued operations                       (1,327,637)       (1,917,166)        (6,029,093)       (4,516,875)

Net loss                                                (1,973,657)       (2,873,856)        (9,752,796)       (5,136,500)
                                                      ------------      ------------       ------------      ------------

Net loss attributable to non-controlling interests        (303,808)         (181,935)          (480,985)         (267,758)
                                                      ------------      ------------       ------------      ------------

Net loss attributable to Amincor stockholders         $ (1,669,849)     $ (2,691,921)      $ (9,271,811)     $ (4,868,742)
                                                      ============      ============       ============      ============
NET LOSS PER SHARE FROM CONTINUING OPERATIONS -
BASIC AND DILUTED:
  Net loss from continuing operations
   attributable to Amincor stockholders               $      (0.02)     $      (0.03)      $      (0.13)     $      (0.02)
                                                      ============      ============       ============      ============
  Weighted average shares outstanding -
   basic and diluted                                    28,654,671        35,303,082         28,654,671        35,303,082
                                                      ============      ============       ============      ============
NET LOSS PER SHARE ATTRIBUTABLE TO AMINCOR
STOCKHOLDERS - BASIC AND DILUTED:
  Net loss attributable to Amincor stockholders       $      (0.06)     $      (0.08)      $      (0.32)     $      (0.14)
                                                      ============      ============       ============      ============
  Weighted average shares outstanding -
   basic and diluted                                    28,654,671        35,303,082         28,654,671        35,303,082
                                                      ============      ============       ============      ============

      The accompanying notes are an integral part of these consolidated or combined condensed financial statements

                         Amincor, Inc. and Subsidiaries
 Consolidated or Combined Condensed Statement of Changes in Shareholders' Equity
                  Nine Months Ended September 30, 2011 and 2010

                                                                 Amincor, Inc. and Subsidiaries
                                  ------------------------------------------------------------------------------------------
                                            Convertible                  Common Stock -                  Common Stock -
                                          Preferred Stock                   Class A                        Class B
                                  ----------------------------   ----------------------------   ----------------------------
                                     Shares          Amount         Shares          Amount         Shares          Amount
                                  ------------    ------------   ------------    ------------   ------------    ------------
Balance at December 31, 2009
 (audited)                                  --    $         --     14,126,820    $     14,127             --    $         --
                                  ------------    ------------   ------------    ------------   ------------    ------------
Issuance of preferred and common
 stock to investors in the
 limited partnerships that were
 lenders to the predecessor
 business of the Company's
 subsidiaries                        1,752,823           1,753             --              --     21,176,262          21,176

Net loss                                    --              --             --              --             --              --
                                  ------------    ------------   ------------    ------------   ------------    ------------
Balance at September 30, 2010
 (unaudited)                         1,752,823    $      1,753     14,126,820    $     14,127     21,176,262    $     21,176
                                  ============    ============   ============    ============   ============    ============
Balance at December 31, 2010
 (audited)                           1,752,823    $      1,753      7,478,409    $      7,478     21,176,262    $     21,176
                                  ------------    ------------   ------------    ------------   ------------    ------------
Vesting of stock options                    --              --             --              --             --              --

Net loss                                    --              --             --              --             --              --
                                  ------------    ------------   ------------    ------------   ------------    ------------
Balance at September 30, 2011
 (unaudited)                         1,752,823    $      1,753      7,478,409    $      7,478     21,176,262    $     21,176
                                  ============    ============   ============    ============   ============    ============

                                      Amincor, Inc. and Subsidiaries
                                     -------------------------------
                                        Additional
                                         Paid-in        Accumulated     Non-controlling      Total
                                         Capital          Deficit          Interest         Equity
                                       ------------     ------------     ------------     ------------
Balance at December 31, 2009
 (audited)                             $ 48,957,087     $(22,401,624)    $ (1,207,847)    $ 25,361,743
                                       ------------     ------------     ------------     ------------
Issuance of preferred and common
 stock to investors in the
 limited partnerships that were
 lenders to the predecessor
 business of the Company's
 subsidiaries                               (22,929)              --               --               --

Net loss                                         --       (4,868,742)        (267,758)      (5,136,500)
                                       ------------     ------------     ------------     ------------
Balance at September 30, 2010
 (unaudited)                           $ 48,934,158     $(27,270,366)    $ (1,475,605)    $ 20,225,243
                                       ============     ============     ============     ============
Balance at December 31, 2010
 (audited)                             $ 88,250,203     $(29,858,319)    $ (1,478,617)    $ 56,943,674
                                       ------------     ------------     ------------     ------------
Vesting of stock options                    356,946               --               --          356,946

Net loss                                         --       (9,271,811)        (480,985)      (9,752,796)
                                       ------------     ------------     ------------     ------------
Balance at September 30, 2011
 (unaudited)                           $ 88,607,149     $(39,130,130)    $ (1,959,602)    $ 47,547,824
                                       ============     ============     ============     ============

      The accompanying notes are an integral part of these consolidated or combined condensed financial statements

                        Amincor, Inc. and Subsidiaries
         Consolidated or Combined Condensed Statements of Cash Flows
                Nine Months Ended September 30, 2011 and 2010
                                 (Unaudited)

                                                                                 2011                   2010
                                                                             ------------           ------------
                                                                            (consolidated)           (combined)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                                        $ (3,723,703)          $   (619,625)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
     Depreciation and amortization of property and equipment                    1,523,549                645,646
     Amortization of intangible assets                                          1,427,802              1,403,502
     Amortization of deferred financing cost                                      117,369                117,351
     Stock based compensation                                                     356,946                     --
     Gain on sale of equipment                                                    (73,689)                    --
     Provision for doubtful accounts                                               (8,600)              (940,961)
  Changes in assets and liabilities:
     Accounts receivable                                                       (1,740,797)               349,604
     Due from factor - related party                                                   --             (2,053,181)
     Inventory                                                                 (1,178,526)              (402,522)
     Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                   (674,945)              (960,041)
     Construction in process                                                           --                113,336
     Prepaid expenses and other current assets                                   (140,446)                31,507
     Other assets                                                                (191,944)                18,000
     Accounts payable                                                           2,308,909              2,243,015
     Accrued expenses and other current liabilities                              (642,719)             1,275,686
     Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                  1,627,690              2,046,231
     Billings on construction                                                          --             (1,357,778)
                                                                             ------------           ------------
NET CASH (USED IN) PROVIDED BY OPERATIONS - CONTINUING OPERATIONS              (1,013,104)             1,909,770
                                                                             ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                            (174,554)              (206,268)
  Proceeds from sale of equipment                                                 113,220                     --
                                                                             ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES - CONTINUING OPERATIONS                     (61,334)              (206,268)
                                                                             ------------           ------------

                                                                                 2011                   2010
                                                                             ------------           ------------
                                                                            (consolidated)           (combined)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayments to related parties                                            (1,542,700)            (5,577,670)
  Net proceeds from loans with related parties                                         --              5,697,325
  Principal payments of capital lease obligations                                (103,954)               (12,288)
  Net payments of notes payable                                                   238,646                126,432
  Payments of assumed liabilities                                                (791,039)            (2,117,881)
                                                                             ------------           ------------
NET CASH USED IN FINANCING ACTIVITIES - CONTINUING OPERATIONS                  (2,199,047)            (1,884,082)
                                                                             ------------           ------------

Net cash used in operating activities - discontinued operations                (2,356,364)               (22,839)
Net cash provided by investing activities - discontinued operations             3,845,000                107,711
Net cash provided by (used in) financing activities - discontinued
 operations                                                                      (179,965)               (84,872)
                                                                             ------------           ------------

Decrease in cash                                                               (1,964,814)              (180,580)

Cash, beginning of period                                                       2,607,325                325,359
                                                                             ------------           ------------

Cash, end of period                                                          $    642,511           $    144,779
                                                                             ============           ============

Supplemental disclosure of cash flow information:
  Cash paid during the nine months ended September 30,
   Interest                                                                  $   172,348           $  2,233,637
                                                                             ===========           ============
  Income taxes                                                               $    42,340           $     30,829
                                                                             ===========           ============
Non-cash investing activities:
  Acquisition of net assets of Environmental Quality Services, Inc.          $        --           $         --
                                                                             ===========           ============
  Acquisition of equipment by capital lease and notes payable                $   203,191           $    170,678
                                                                             ===========           ============
  Conversion of certain accounts payable to notes payable - vendor           $ 1,022,091           $         --
                                                                             ===========           ============


      The accompanying notes are an integral part of these consolidated or combined condensed financial statements

                         Amincor, Inc. and Subsidiaries
        Notes to Consolidated or Combined Condensed Financial Statements
                           September 30, 2011 and 2010


1. ORGANIZATION AND NATURE OF BUSINESS

Amincor, Inc. ("Amincor" or the "Company") was incorporated under the laws of the state of Nevada on October 8, 1997 under the name GSE Group, Inc. GSE Group, Inc. was originally formed to provide consulting services for reverse mergers to public shell corporations and private companies seeking to gain access to the public markets. On October 20, 1997, GSE Group, Inc. changed its name to Global Stock Exchange Corp. and on April 28, 2000, Global Stock Exchange Corp. changed its name to Joning Corp. ("Joning"). In July 2000, Joning ceased its business activities. On March 8, 2002, Joning filed a Registration Statement on Form 10-SB under the Securities Exchange Act of 1934 (the "Exchange Act") as a shell company with the purpose of finding a suitable company for a reverse merger transaction. Joning ceased filing periodic reports subsequent to its filing of its Form 10-QSB on October 24, 2004 as it did not have the personnel or resources to continue the filings and there was no operating business or pending business transactions. Therefore Joning was delinquent in its Exchange Act reporting obligations from the filing of its Form 10-Q for the quarter ended May 30, 2004 (which it filed on October 25, 2004) until June 2, 2008 when it filed a Form 15-12G to terminate its registration. On February 2, 2010 Joning changed its name to Amincor, Inc.

The Company remained dormant until January 2010 at which time it entered into letters of intent to acquire all or a majority of the outstanding stock of the following companies: Tulare Holdings, Inc., Tyree Holdings Corp., Epic Sports International, Inc., Baker's Pride, Inc., Imperia Masonry Supply Corp., Whaling Distributors, Inc. and Allentown Metal Works, Inc. All of such letters of intent were subject to completion of satisfactory due diligence. After completion of its due diligence review, the Company terminated the letters of intent to acquire Allentown Metal Works, Inc. and Whaling Distributors, Inc. and completed the acquisition of Tulare Holdings, Inc., Tyree Holdings Corp., Epic Sports International, Inc., Baker's Pride, Inc. and Imperia Masonry Supply Corp.

As of September 30, 2011, Amincor operates the following entities:

     Baker's Pride, Inc. ("BPI")
     Tyree Holdings Corp. ("Tyree")
     Environmental Quality Services, Inc. ("EQS")

BPI

BPI manufactures bakery food products, primarily consisting of several varieties of sliced and packaged private label bread in addition to fresh and frozen varieties of cookies.

TYREE

Tyree performs maintenance, repair and construction services to customers with underground petroleum storage tanks and petroleum product dispensing equipment. Complimenting these services, Tyree is engaged in environmental consulting, site assessment, analysis and management of site remediation for owners and operators of property with petroleum storage facilities.

EQS

EQS provides environmental and hazardous waste testing in the Northeast United States.

DISCONTINUED OPERATIONS

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

As of September 30, 2011, Amincor has adopted a plan to discontinue operations at the following entity within the next twelve months:

     Epic Sports International, Inc. ("ESI")

ESI

ESI was the worldwide licensee for the Volkl and Boris Becker Tennis brands and, in November 2010, became the exclusive sales representative for Samsung C&T America, Inc.'s ("Samsung") purchases of Volkl and Boris Becker & Co. tennis products. Under the agreement with Samsung C&T America, Inc. (the "Samsung Agreement"), ESI's primary focus was to design and marketing these tennis branded products.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated or combined condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the periods presented have been reflected as required by Regulation S-X. The results of operations for the interim period presented is not necessarily indicative of the results of operations to be expected for the year. These consolidated or combined condensed financial statements should be read in conjunction with the Form 10-K which includes the audited consolidated or combined financial statements for the three years ended December 31, 2010.

PRINCIPLES OF CONSOLIDATION OR COMBINATION

The consolidated or combined condensed financial statements include the accounts of Amincor, Inc. and all of its consolidated or combined subsidiaries. All intercompany balances and transactions have been eliminated in consolidation or combination. The combined financial statements represents a period prior to the acquisition of the subsidiaries.

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

Tyree uses the percentage-of-completion method, which recognizes income as work on a contract progresses. Under the percentage-of-completion method of accounting, the consolidated balance sheets reflects an asset account "Costs and estimated earnings in excess of billings on uncompleted contracts," which represents revenues recognized in excess of amounts billed and a liability account, "Billing in excess of cost and estimated earnings on uncompleted contracts," which represents billings in excess of revenues recognized.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates the fair value of long-lived assets on an annual basis or whenever events or changes in circumstances indicate that its carrying amounts may not be recoverable. Accordingly, any impairment of value is recognized when the carrying amount of a long-lived asset exceeds its fair value. An impairment of $892,048 was recorded on the goodwill and other intangible assets of Masonry as of June 30, 2011. An impairment of $467,870 was recorded on the goodwill of ESI as of September 30, 2011.

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

3. DISCONTINUED OPERATIONS

Effective June 30, 2011 the Company discontinued the operations of Masonry Supply Holding Corp. and Tulare Holdings, Inc and effective September 30, 2011 the Company discontinued the operations of Epic Sports International, Inc. As a result, losses from Masonry, Tulare and ESI are included in the loss from discontinued operations in the accompanying financial statements for the three and nine months ended September 30, 2011, respectively. Assets and liabilities related to discontinued operations are presented separately on the balance sheets as of September 30, 2011 and December 31, 2010, respectively. Changes in net cash from discontinued operations are presented in the accompanying statement of cash flows for the nine months ended September 30, 2011 and 2010, respectively. All prior period information has been reclassified to conform to the current period presentation.

The following amounts related to Masonry, Tulare and ESI have been segregated from continuing operations and reported as discontinued operations:

                                                       Three Months Ended                   Nine Months Ended
                                                          September 30,                        September 30,
                                                    2011              2010               2011              2010
                                                ------------      ------------       ------------      ------------
Results From Discontinued Operations:
  Net revenues from discontinued operations     $     28,321      $  4,715,538       $  4,600,040      $ 16,384,373
  Loss from discontinued operations             $ (1,327,637)     $ (1,917,166)      $ (6,029,093)     $ (4,516,875)

The following is a summary of the assets and liabilities of the discontinued operations. The amounts were derived from historical financial information.

                                                        September 30,           December 31,
                                                            2011                   2010
                                                        ------------           ------------
Accounts receivable                                     $         --           $    303,364
Inventories                                                  114,923              1,098,716
Prepaid expenses and other current assets                     30,234                199,188
Property, plant and equipment, net                           932,603              2,379,035
Goodwill and other intangible assets                              --              1,473,558
Other assets                                                 461,667                298,263
                                                        ------------           ------------
      Total assets                                      $  1,539,427           $  5,752,124
                                                        ============           ============

Accounts payable                                        $  4,292,024           $  4,723,243
Accrued expenses and other current liabilities               793,844                902,591
Other Long Term Liabilities                                   74,861                254,826
                                                        ------------           ------------
      Total Liabilities                                 $  5,160,729           $  5,880,660
                                                        ============           ============
Net Liabilities                                         $ (3,621,302)          $   (128,536)
                                                        ============           ============

The Company continues to provide administrative services and office facilities to these lines of business until such time that the liquidation of their assets is complete.

4. INVENTORIES

Inventories consist of:

     *    Baking ingredients,
     *    Construction and service maintenance parts,
     *    Finished bakery goods.

A summary of inventory as of September 30, 2011 and December 31, 2010 is below.

                                                        September 30,           December 31,
                                                            2011                   2010
                                                         ----------             ----------
Raw materials                                            $4,055,311             $3,083,440
Ingredients                                                 434,719                286,422
Finished goods                                               58,358                     --
                                                         ----------             ----------
                                                         $4,548,388             $3,369,862
                                                         ==========             ==========

5. PROPERTY, PLANT, AND EQUIPMENT

At September 30, 2011 and December 31, 2010, property, plant, and equipment consisted of the following:

                                      Range of Estimated        September 30,          December 31,
                                         Useful Lives               2011                  2010
                                         ------------           ------------          ------------
Land                                      n/a                   $    917,054          $    917,054
Machinery and equipment                   2 - 10 years             9,215,110             8,894,141
Furniture and fixtures                    5 - 10 years               110,439               110,438
Building and leasehold improvements       10 years                 4,126,641             3,679,424
Computer equipment and software           5 - 7 years                779,547               706,162
Construction in progress                  n/a                         14,801                56,801
Vehicles                                  3 - 10 years             2,836,924             3,084,966
                                                                ------------          ------------
                                                                  18,000,516            17,448,986
Less accumulated depreciation                                      3,678,377             2,358,022
                                                                ------------          ------------
                                                                $ 14,322,139          $ 15,090,964
                                                                ============          ============

Property, plant, and equipment include items under capital leases of $863,999 as of September 30, 2011 and $660,808 as of December 31, 2010. Accumulated depreciation includes $118,001 and $47,201 related to those items as of September 30, 2011 and December 31, 2010, respectively.

Total depreciation expense related to continuing operations for the nine months ended September 30, 2011 and 2010, was $1,523,550 and $645,646, respectively. Total depreciation expense related to continuing operations for the three months ended September 30, 2011 and 2010 was $493,921 and $207,136, respectively.

6. INTANGIBLE ASSETS

Intangible assets with finite useful lives are amortized on a straight-line basis over the useful lives of the assets and consist of the following at September 30, 2011 and December 31, 2010:

                                      Range of Estimated        September 30,          December 31,
                                         Useful Lives               2011                  2010
                                         ------------           ------------          ------------
Customer Relationships                     5 - 10 years         $  9,138,700          $  8,976,700
Non-Competition Agreements                 7 years                 5,886,300             5,886,300
Licenses and Permits                       10.3 years                     --                    --
                                                                ------------          ------------
                                                                  15,025,000            14,863,000
Less Accumulated Amortization                                      6,390,170             4,962,368
                                                                ------------          ------------
                                                                $  8,634,830          $  9,900,632
                                                                ============          ============

The above licenses and permits have renewal provisions which are generally one to four years. At September 30, 2011, the weighted-average period to the next renewal was ten months. The costs of renewal are nominal and are expensed when incurred. The Company intends to renew all licenses and permits currently held.

Amortization expense related to continuing operations for the nine months ended September 30, 2011 and 2010 was $1,427,804 and $1,403,502, respectively.
Amortization expense related to continuing operations for the three months ended September 30, 2011 and 2010 was $475,934 and $467,834, respectively.

Goodwill, and licenses and permits of $3,295,400 at September 30, 2011 and December 31, 2010, have indefinite useful lives and are not amortized but tested for impairment annually.

7. LONG-TERM DEBT

Long-term debt consists of the following at September 30, 2011 and December 31, 2010:

                                                          September 30,         December 31,
                                                              2011                  2010
                                                          ------------          ------------
Equipment  loans payable,  collateralized  by the
assets purchased,  and bearing interest at annual
fixed rates ranging from 8.0% to 15.0% as of June
30, 2011 and December 31,  2010,  with  principal
and interest payable in installments through July
2014                                                      $  1,930,279           $   967,480

Promissory notes payable,  with accrued interest,
to three  former  stockholders  of a  predecessor
company.   These  notes  are  unsecured  and  are
subordinate  to the  Company's  senior debt.  The
notes  mature  on  December 31, 2012  and  bear
interest at an annual rate of 6.0%                             500,000               500,000

Note  payable to a  commercial  bank.  Payable in
monthly installments of principal and interest of
$6,198  through March 2015.  The annual  interest
rate is 7.25%                                                  751,657               454,221
                                                          ------------          ------------

Total                                                     $  3,181,937          $  1,921,701
                                                          ------------          ------------

Less current portion                                           869,735               713,930
                                                          ------------          ------------

Long-term portion                                         $  2,312,202          $  1,207,771
                                                          ============          ============

8. LOANS FROM RELATED PARTIES

Loans from related parties consist of the following at September 30, 2011 and December 31, 2010:

                                                          September 30,         December 31,
                                                              2011                  2010
                                                          ------------          ------------
Loan and security agreement with Capstone Capital
Group,  LLC which  expires  on  November  1, 2013
bearing  interest  at  18%  per  annum.   Maximum         $    494,561          $    713,930
borrowing of $800,000

Group,  LLC  which  expires  on August  15,  2014
bearing  interest  at  18%  per  annum.   Maximum
borrowing of $600,000                                     $    375,175                    --
                                                          ------------          ------------

Total loans and amounts payable to related parties        $    869,736          $    713,930
                                                          ============          ============

Interest expense for these loans amounted to approximately $132,711 and $0 for the nine months ended September 30, 2011 and 2010, respectively. Interest expense for these loans amounted to approximately $37,667 and $0 for the three months ended September 30, 2011 and 2010, respectively.

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

On September 1, 2011 the Company's Board of Directors granted an aggregate of 485,000 common stock options to the President, Vice-President, CFO and certain management and employees of the Company and certain officers and employees of its subsidiary companies, all at an exercise price of $1.73, based on the estimated fair market value of the Company's share price at the date of the grant. The stock options vest over a two year period. The Company estimates the fair value of stock options on the date of grant using the Black-Scholes option model, which requires the input of subjective assumptions. These assumptions include the estimated volatility of the Company's common stock price of the expected term ("volatility"), the fair value of the Company's stock, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimated fair value of stock-compensation. The Company determined the fair value of the options issued using the pricing model with the following assumptions: 5 year expiration period, stock price volatility of 40%, risk free interest rate of 0.90%, and dividend yield of 0%.

Stock based compensation cost of approximately $356,946 and $0 is reflected in selling, general and administrative expenses on the accompanying consolidated or combined condensed statements of operations for the nine months ended September 30, 2011 and 2010, respectively and approximately $13,921 and $0 for the three months ended September 30, 2011, and 2010, respectively.

10. OPERATING SEGMENTS

Operating subsidiaries are organized primarily by Amincor and its operating subsidiaries into seven operating segments: (1) Amincor, (2) Amincor Other Assets, Inc. ("Other Assets"), (3) Amincor Contract Administrators, Inc. ("Contract Admin"), (4) BPI, (5) EQS, (6) Tyree, and (7) Discontinued Operations ("Disc. Ops.") (where appropriate). Segment information is as follows:

                                      September 30,         December 31,
                                          2011                  2010
                                      ------------          ------------
TOTAL ASSETS:
  Amincor                             $  3,596,980          $  4,675,136
  Other Assets                          20,275,760            26,044,101
  Contract Admin                                --                   197
  BPI                                   16,176,326            14,945,020
  EQS                                    1,262,679                    --
  Tyree                                 30,846,857            29,001,697
  Disc. Ops                              1,539,427             5,752,124
                                      ------------          ------------
      Total assets                    $ 73,698,029          $ 80,418,275
                                      ============          ============

                                       Three Months Ended September 30,         Nine Months Ended September 30,
                                      ----------------------------------      ----------------------------------
                                          2011                  2010              2011                  2010
                                      ------------          ------------      ------------          ------------
TOTAL CAPITAL EXPENDITURES:
  Amincor                             $         --          $         --      $         --          $         --
  Other Assets                                  --                    --                --                    --
  Contract Admin                                --                    --                --                    --
  BPI                                       36,643                12,847           127,088               106,981
  EQS                                           --                    --                --                    --
  Tyree                                        739               268,274             8,397               276,606
                                      ------------          ------------      ------------          ------------
      Total capital expenditures      $     37,382          $    281,121      $    135,485          $    383,587
                                      ============          ============      ============          ============

                                      September 30,         December 31,
                                          2011                  2010
                                      ------------          ------------
TOTAL GOODWILL:
  Amincor                             $         --          $         --
  Other Assets                                  --                    --
  Contract Admin                                --                    --
  BPI                                    7,770,900             7,770,900
  EQS                                      207,997                    --
  Tyree                                  7,575,500             7,575,500
                                      ------------          ------------
Total goodwill                        $ 15,554,397          $ 15,346,400
                                      ============          ============

                                      September 30,         December 31,
                                          2011                  2010
                                      ------------          ------------
TOTAL INTANGIBLE ASSETS:
  Amincor                             $         --          $         --
  Other Assets                                  --                    --
  Contract Admin                                --                    --
  BPI                                    5,386,171             5,959,846
  EQS                                      137,700                    --
  Tyree                                  6,406,359             7,236,186
                                      ------------          ------------
Total intangible assets               $ 11,930,230          $ 13,196,032
                                      ============          ============

                                       Three Months Ended September 30,         Nine Months Ended September 30,
                                      ----------------------------------      ----------------------------------
                                          2011                  2010              2011                  2010
                                      ------------          ------------      ------------          ------------
NET REVENUES:
  Amincor                             $         --          $         --      $         --          $         --
  Other Assets                                  --                    --                --                    --
  Contract Admin                               395                    --               395                    --
  BPI                                    3,968,096             3,307,880        11,228,743             9,907,509
  EQS                                      260,839                    --           778,502                    --
  Tyree                                 10,843,795            13,347,493        32,899,569            41,019,629
                                      ------------          ------------      ------------          ------------
Net revenues                          $ 15,073,125          $ 16,655,373      $ 44,907,208          $ 50,927,138
                                      ============          ============      ============          ============

                                       Three Months Ended September 30,         Nine Months Ended September 30,
                                      ----------------------------------      ----------------------------------
                                          2011                  2010              2011                  2010
                                      ------------          ------------      ------------          ------------
INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES:
  Amincor                             $  1,246,436          $   (364,858)     $   (768,133)         $   (364,859)
  Other Assets                            (773,240)                   --        (1,243,208)                   --
  Contract Admin                                --                    --               395                    --
  BPI                                      346,813               (43,012)        1,282,486              (229,584)
  EQS                                     (245,658)                   --          (594,194)
  Tyree                                 (1,220,370)             (668,819)       (2,401,047)              (25,181)
                                      ------------          ------------      ------------          ------------
Income (loss) before Provision
 for Income Taxes                     $   (646,020)         $ (1,076,690)     $ (3,723,703)         $   (619,625)
                                      ============          ============      ============          ============

                                       Three Months Ended September 30,         Nine Months Ended September 30,
                                      ----------------------------------      ----------------------------------
                                          2011                  2010              2011                  2010
                                      ------------          ------------      ------------          ------------
DEPRECIATION OF PROPERTY
AND EQUIPMENT:
  Amincor                             $         --          $         --      $         --          $         --
  Other Assets                             250,021                    --           750,063                    --
  Contract Admin                                --                    --                --                    --
  BPI                                        2,755                    --             5,896                    --
  EQS                                       25,643                    --            76,390                    --
  Tyree                                    215,681               207,136           691,200               645,646
                                      ------------          ------------      ------------          ------------
Total depreciation of property
 and equipment                        $    493,921          $    207,136      $  1,523,550          $    645,646
                                      ============          ============      ============          ============

                                       Three Months Ended September 30,         Nine Months Ended September 30,
                                      ----------------------------------      ----------------------------------
                                          2011                  2010              2011                  2010
                                      ------------          ------------      ------------          ------------
AMORTIZATION OF INTANGIBLE
ASSETS:
  Amincor                             $         --          $         --      $         --          $         --
  Other Assets                                  --                    --                --                    --
  Contract Admin                                --                    --                --                    --
  BPI                                      191,225               191,225           573,675               573,675
  EQS                                        8,100                    --            24,300                    --
  Tyree                                    276,609               276,609           829,827               829,827
                                      ------------          ------------      ------------          ------------
Total amortization of intangible
 assets                               $    475,934          $    467,834      $  1,427,802          $  1,403,502
                                      ============          ============      ============          ============

                                       Three Months Ended September 30,         Nine Months Ended September 30,
                                      ----------------------------------      ----------------------------------
                                          2011                  2010              2011                  2010
                                      ------------          ------------      ------------          ------------
INTEREST (INCOME) EXPENSE:
  Amincor                             $   (117,512)         $         --      $   (602,426)         $         --
  Other Assets                                  --                    --                --                    --
  Contract Admin                                --                    --                --                    --
  BPI                                       66,261               155,779           197,430               435,172
  EQS                                       31,810                    --            44,382                    --
  Tyree                                    465,488               756,368         1,411,022             1,044,534
                                      ------------          ------------      ------------          ------------
Total interest expense, net           $    446,047          $    912,147      $  1,050,408          $  1,479,706
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

In 2011, management expects to list the property formerly occupied by Tulare Frozen Foods in Lindsay, CA for sale for approximately $2,000,000. BPI has a USDA loan proposal of $5.0 million from an Iowa bank and is awaiting USDA approval.

The Company has filed a Form 10 Registration Statement with the SEC to register its Class A and Class B common shares. Once the Registration Statement has been approved by the SEC the Company intends to seek to have its shares listed to be publicly traded and thereafter to raise capital through the sale of its equity securities.

Management believes that, even without the addition of the capital from loans and stock sales, that the Company will be able to generate sufficient cash flows through September 30, 2012.

13. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the accompanying consolidated condensed financial statements became available to be issued. There were no material subsequent events.

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

As of September 30, 2011, Amincor operates the following entities:

     Baker's Pride, Inc. ("BPI")
     Environmental Quality Services, Inc. ("EQS")
     Tyree Holdings Corp. ("Tyree")

BPI

BPI manufactures bakery food products, primarily consisting of several varieties of sliced and packaged private label bread in addition to fresh and frozen varieties of cookies.

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

ESI

ESI was the worldwide licensee for the Volkl and Boris Becker Tennis brands and, in November 2010, became the exclusive sales representative for Samsung C&T America, Inc.'s ("Samsung") purchases of Volkl and Boris Becker & Co. tennis products. Under the agreement with Samsung C&T America, Inc. (the "Samsung Agreement"), ESI's primary focus was to design and marketing these tennis branded products.

In September 2011, ESI received notice of termination of the Volkl license. ESI was formerly an importer, wholesale distributor, and brand manager of high-end performance and lifestyle apparel, tennis racquets, tennis bags, and sporting goods accessories.

MASONRY

Masonry manufactured concrete, lightweight, and split face manufacturing block for the construction industry, supplies a wide array of other masonry and building products, and operates a retail home center, which sells hardware, masonry materials and other building supplies to contractors and retail customers. As disclosed in our June 30, 2011 Form 10-Q and as discussed in more detail below, Amincor management made the decision to discontinue the operations of Masonry due to lack of profitability and is in the process of winding down and liquidating the assets of Masonry.

TULARE HOLDINGS

Tulare prepared frozen vegetables (primarily spinach) from produce purchased from growers which are sold to the food service industry under a private label. As disclosed in our June 30, 2011 Form 10-Q and as discussed in more detail below, Amincor management made the decision to discontinue the operations of Tulare due to lack of profitability and is in the process of winding down and liquidating the assets of Tulare.

                                  AMINCOR, INC.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2011, cash flows used in operating activities were $1,103,104. This was principally due to loss from continuing operations and an increase in both accounts receivable and inventory of approximately $2.9 million. The increase in accounts receivable can be attributed to the acquisition of EQS to our consolidated financials in the first quarter of 2011 and additional customers associated with the South Street Bakery in the third quarter of 2011. This was offset, in part by a decrease in accounts payable and billings in excess of costs and estimated earnings on uncompleted contracts.

For the nine months ended September 30, 2011, cash flows used in investing activities were $61,334 mainly due to the leasing of additional vehicles by Tyree and additional equipment purchased by Baker's Pride. This was partially offset by the sale of some unutilized equipment by Tyree.

For the nine months ended September 30, 2010, cash used in financing activities was $2,199,047 mainly due to the repayment of our related party borrowings and payments of assumed liabilities.

For the nine months ended September 30, 2011, total cash provided by discontinued operations was $1,308,671. Cash provided by discontinued operations is primarily related to the sale of assets of discontinued operations and is partially offset by continuing net operating losses.

As of September 30, 2011, the Company had a working capital deficit of approximately $2.4 million and an accumulated deficit of approximately $39.1 million. Amincor continues to seek new capital in the form of equity and debt to support the operations of its subsidiaries. Management believes that until there is a market for Amincor's securities, raising additional capital for the Company will remain a challenge. Management is engaged in several projects to raise capital at this time for the Company. Reducing the impact of negative cash flows associated with discontinued operations of Masonry, Tulare and Epic may have a positive impact on the consolidating operations of the remaining operating subsidiaries and as a result increase the attractiveness of Amincor as an investment opportunity. Management continues to work with Baker's Pride's management towards the completion of the USDA loan through a bank which will increase products offered to the market and increase cash flow and EBIDTA once implemented. Management continues to work with Tyree's management to further reduce overhead expenditures so that it can better manage its accounts payable and serve its customers better. Management believes that they have sufficient access to working capital to operate the business through September 30, 2012.

DISCONTINUED OPERATIONS

On June 30, 2011, management elected to discontinue the operations of Masonry Supply Holding Corp. and Tulare Frozen Foods, LLC. On September 30, 2011, management elected to discontinue the operations of Epic Sports International, Inc.

With respect to Masonry, continued reduced demand for construction materials as a result of the recession has made it difficult for Masonry to compete within their industry. Competitors of Masonry have been selling their products below their costs in an attempt to maintain a larger portion of the overall diminishing market share. After an analysis of trends from January through May of 2011, it became clear that for every additional dollar invested, Masonry was only able to generate less than a dollar's worth of sales. The growth strategy for Masonry was to acquire additional market share by supplying large quantities of manufactured block and masonry supplies to dealers in addition to their current customer base. However, management believed that the capital expenditures necessary to follow the aforementioned strategy did not carry a significantly high enough return on investment, due to the aforementioned loss on sales, and the funds necessary to complete the capital expenditure projects were not readily available. Management intends to sell the assets of Masonry and settle its existing accounts payable, but does not believe there will be any significant excess cash resulting from the liquidation that could be used for other purposes.

Tulare has faced declining gross margins as a result of major competitors paying higher amounts for raw product alongside selling their products at reduced profit margins through June 2011. Tulare's management believes that competitors are prepared to make significant capital expenditures to invest in new facilities to regain lost customers in the food service distribution channel due to deferred maintenance costs. Tulare shared the same issues with respect to its plant and equipment deterioration and required similar capital expenditures to continue to remain competitive within its industry. The combination of Tulare's aging plant and equipment, higher raw product costs and the inability pass on higher raw product costs onto its customers lead to negative cash flow. Management believes that the trends seen with respect to Tulare are irreversible without significant capital expenditures, and thus decided to cease operations. The lack of availability of funds to provide capital expenditures to modernize Tulare's production facility was a major factor in management's decision to cease operations. Management intends to sell all the assets of Tulare Frozen

Foods, LLC to settle its existing accounts payable and apply any excess funds generated from the liquidation of the assets to the other operations within Amincor.

With respect to Epic, management determined, after reviewing the market potential for the niche brand of Volkl Tennis, that it was highly unlikely that Epic could sustain operations from its own cash flow without substantial financial support from its parent. The decision to discontinue operations was made after evaluating the impact that the Samsung financing and the additional capital provided by its parent have had on operations over the last 12 months. In addition, the Volkl license was terminated in September 2011, providing further support for management's decision to discontinue the operations of Epic.

In accordance with Generally Accepted Accounting Principles of the United States of America ("GAAP"), the combined results of Masonry Supply Holding Corp., Tulare Frozen Foods, LLC and Epic Sports International, Inc. have been presented on our financial statements as discontinued operations. It is management's intention to complete the liquidation of Masonry, Tulare and Epic's assets within the next twelve months, if not sooner.

RESULTS FROM OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2011 AND 2010

NET REVENUE

Net revenue for the nine month period ended September 30, 2011 totaled $44,907,208 compared to net revenues of $50,927,138 for the nine month period ended September 30, 2010, a decrease in net revenue of $6,019,930 or approximately 11.8%. The primary reason for the decrease in net revenues is related to Tyree's operations. Tyree's net revenues decreased by over $8 million, but the difference was partially offset by an increase in net revenues for Baker's Pride and the addition of EQS's net revenues for the nine months ended September 30, 2011. A detailed analysis of each subsidiary company's individual net revenue can be found within their respective management's discussions and analysis sections of this Form 10-Q

COST OF REVENUES

Cost of revenues for the nine month period ended September 30, 2011 totaled $35,229,820 or approximately 78.5% of net revenues compared to $39,354,254 or approximately 77.3% of net revenues for the nine month period ended September 30, 2010. Cost of revenue was relatively unchanged as a percentage of net revenues between the nine month period ended September 30, 2011 and September 30, 2010. A detailed analysis of each subsidiary company's individual cost of revenue can be found within their respective management's discussions and analysis sections of this Form 10-Q

OPERATING EXPENSES

Operating expenses for the nine month period ended September 30, 2011 totaled $12,902,862 compared to $11,035,650 for the nine month period ended September 30, 2010, an increase in operating expenses of $1,867,212 or approximately 16.9%. A detailed analysis of each subsidiary company's individual operating expenses can be found within their respective management's discussions and analysis sections of this Form 10-Q.

(LOSS) INCOME FROM OPERATIONS

Loss from operations for the nine month period ended September 30, 2011 totaled ($3,225,474) compared to an income from operations of $537,234 for the nine month period ended September 30, 2010, an increase in loss from operations of $3,762,710. The primary reason for the increase in loss from operations is related to the decreases in net revenues and the increases in operating expenses as noted above.

OTHER EXPENSES

Other expenses for the nine month period ended September 30, 2011 totaled $498,229 compared to $1,156,859 for the nine month period ended September 30, 2010, a decrease in other expenses of $658,631 or approximately 56.9%. The primary reason for the decrease in other expenses is related to lower interest expense due to more intercompany financing of debt in 2011.

NET LOSS FROM CONTINUING OPERATIONS

Net loss from continuing operations totaled $3,723,703 for the nine month period ended September 30, 2011 compared to $619,625 for the nine month period ended September 30, 2010, an increase in net loss from continuing operations of $3,104,078 or approximately 501.0%. The primary reason for the increase in net loss from continuing operations is related to the increases in operating expenses alongside the decreases in net revenues as mentioned above.

NET LOSS FROM DISCONTINUED OPERATIONS

Net loss from discontinued operations totaled $6,029,093 for the nine months ended September 30, 2011 compared to $4,516,875 for the nine months ended September 30, 2010, an increase in net loss of $1,512,218 or approximately 33.5%. The net loss from discontinued operations related to Masonry Supply Holding Corp. was $3,555,482 for the nine months ended September 30, 2011 compared to $1,654,934 for the nine months ended September 30, 2010, an increase in net loss of $1,900,548 or approximately 114.8%. The primary reason for the increase in net loss was related to asset write downs associated with the discontinuation of Masonry, including a write off of its intangible assets, a write down of its property plant, and equipment to its expected net realizable value, a write down of inventory to its expected net realizable value and an increase in the reserve on Masonry's existing accounts receivable. The net loss from discontinued operations related to Tulare Frozen Foods, LLC was $1,854,010 for the nine months ended September 30, 2011 compared to a net loss of $1,536,623 for the nine months ended September 30, 2010, an increase in net loss of $317,387 or approximately 20.7%. The primary reason for the increase in net loss related to the operations of Tulare Frozen Foods, LLC was the inability of the Tulare to increase prices related to rising raw material costs. The net loss from discontinued operations related to Epic Sports International, Inc. was $619,601 for the nine months ended September 30, 2011 compared to a net loss of $1,325,318 for the nine months ended September 30, 2010, a decrease in net loss of $705,717 or approximately 53.2%. The primary reason for the decrease in net loss was due to overhead reductions related to marketing and promotions, a reduction in staff and reductions on third party consulting.

NET LOSS

Net loss totaled $9,752,796 for the nine month period ended September 30, 2011 compared to $5,136,500 for the nine month period ended September 30, 2010, an increase in net loss of $4,616,296 or approximately 89.9%. The primary reason for the increase in net loss is related to the increases in operating expenses alongside the decreases in net revenues as mentioned above. In addition, the additional losses incurred due to write offs and write down on the discontinued operations further contributed to the decrease in net loss between the two periods.

RESULTS FROM OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2011 AND 2010

NET REVENUES

Net revenue for the three month period ended September 30, 2011 totaled $15,073,125 compared to $16,655,373 for the three month period ended September 30, 2010, a decrease in net revenues of $1,582,248 or approximately 9.5%. The primary reason for the decrease in net revenues is related to Tyree. Tyree's net revenues decreased by over $2 million, but the difference was partially offset by an increase in net revenues for Baker's Pride and the addition of EQS's net revenues for the three months ended September 30, 2011. A detailed analysis of each subsidiary company's individual net revenues can be found within their respective management's discussion and analysis sections of this Form 10-Q.

COST OF REVENUES

Cost of revenues for the three month period ended September 30, 2011 totaled $12,593,955 or approximately 83.6% of net revenues compared to $13,763,208 or approximately 82.6% of net revenues for the three month period ended September 30, 2010. Cost of revenues was relatively unchanged as a percentage of net revenues between the three month period ended September 30, 2011 and September 30, 2010. A detailed analysis of each subsidiary company's individual cost of revenues can be found within their respective management's discussion and analysis sections of this Form 10-Q.

OPERATING EXPENSES

Operating expenses for the three month period ended September 30, 2011 totaled $2,835,574 compared to $3,486,057 for the three month period ended September 30, 2010, a decrease in operating expenses of $650,843 or approximately 18.7%. The primary reason for the decrease in operating expenses was related to a significant reduction of Amincor's accounts payable balances through negotiated settlements with various service providers and vendors.

LOSS FROM OPERATIONS

Loss from operations for the three month period ended September 30, 2011 totaled $356,404 compared to $593,892 for the three month period ended September 30, 2010, a decrease in loss from operations of $237,488 or approximately 40.0%. The primary reason for the decrease in loss from operations is related to the decreases in operating expenses as noted above.

OTHER EXPENSES

Other expenses for the three month period ended September 30, 2011 totaled $289,616 compared to $482,798 for the three month period ended September 30, 2010, a decrease in other expenses of $193,182 or approximately 40.0%. The primary reason for the decrease in other expenses is related to lower interest expense due to more intercompany financing of debt in 2011

NET LOSS FROM CONTINUING OPERATIONS

Net loss from continuing operations for the three month period ended September 30, 2011 totaled $646,020 compared to $956,690 for the three month period ended September 30, 2010, a decrease in loss from operations of $310,670 or approximately 32.5%. The primary reason for the decrease in loss from operations is related to the decrease in operating expenses.

NET LOSS FROM DISCONTINUED OPERATIONS

Net loss from discontinued operations totaled $1,327,637 for the three months ended September 30, 2011 compared to a net loss of $1,917,166 for the three months ended September 30, 2011, a decrease in net loss of $589,530 or approximately 30.8%. The net loss from discontinued operations related to Masonry Supply Holding Corp. was $326,145 for the three month period ended September 30, 2011 compared to a net loss of $274,703 for the three month period ended September 30, 2010, an increase in net loss of $51,442 or approximately 18.7%. The primary reason for the increase in net loss was related to the cessation of Masonry's business which caused additional write downs of accounts receivable and inventory as the Company prepared for the expected liquidation of those assets. The net loss from discontinued operations related to Tulare Frozen Foods, LLC was $363,422 for the three months ended September 30, 2011 compared to a net loss of $1,026,409 for the three months ended September 30, 2010, a decrease in net loss of $662,987 or approximately 64.6%. The primary reason for the decrease in net loss was related to significant reductions in overhead expenses associated with the shutdown of Tulare's facility. The net loss from discontinued operations related to Epic Sports International, Inc. was $638,070 for the three months ended September 30, 2011 compared to a net loss of $616,055 for the three months ended September 30, 2010, an increase in net loss of $22,016 or approximately 3.6%. The primary reason for the increase in net loss was related to asset write downs associated with the discontinuation of Epic including an increase in the reserve of Epic's accounts receivable and a write off of all intangible assets.

NET LOSS

Net loss for the three month period ended September 30, 2011 totaled $1,973,657 compared to $2,873,856 for the three month period ended September 30, 2010, a decrease in net loss of $900,201 or approximately 31.3%. The primary reason for the decrease in net loss is related to the decreases in operating expenses.

                               BAKER'S PRIDE, INC.

RESULTS FROM OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2011 AND 2010

SEASONALITY

During the nine months ended September 30, 2011, Baker's Pride began producing cookies at its South Street Bakery facility. Seasonality influences the operations of the South Street Bakery facility as cookie sales are typically higher during the winter holiday season when compared to the summer season; while the operations of the Jefferson Street and Mt. Pleasant Street facilities are not influenced by seasonality.

NET REVENUES

Net revenues for the nine month period ended September 30, 2011 totaled $11,228,743 compared to $9,907,509 for the nine month period ended September 30, 2010, an increase of $1,321,234 or approximately 13.3%. Revenue was primarily generated by Baker's Pride's Jefferson Street Bakery, Inc. with additional revenue being generated by Baker's Pride's South Street Bakery, Inc. subsidiary.

Baker's Pride's bread category sales for the nine month period ended September 30, 2011 totaled $10,079,965 compared to $9,143,200 for the nine month period ended September 30, 2010, an increase of $936,765; or approximately 10.2%. Baker's Pride's donut category for the nine month period ended September 30, 2011 totaled $862,975 compared to $764,309 for the nine month period ended September 30, 2010 an increase of $98,666 or approximately 12.9%. Baker's Pride's newest category; cookies showed sales of $285,803 for the nine month period ended September 30, 2011 compared to $0 for the nine month period ended September 30, 2010, an increase of $285,803 or 100%.

COST OF REVENUES

Cost of revenues for the nine month period ended September 30, 2011 totaled $7,988,598 or approximately 71.1% of net revenue, compared to $6,706,454 or approximately 67.7% of net revenue for the nine month period ended September 30, 2010. The increase in cost of revenue was primarily the result of Baker's Pride's direct materials (ingredients and packaging) cost increasing by $703,094 with income increasing by only $661,078 due to a lag time in gaining pricing improvement due to competitive conditions and time required for negotiations. Cost of revenue was affected by an increase in related expenses such as energy costs, vehicle expenses and operating supplies. Repairs and maintenance expense increased due to upgrades to Baker's Pride's Jefferson Street facility. Costs associated with the South Street Bakery, Inc. production such as ingredients, packaging and payroll further contributed to the increase in cost of revenues.

OPERATING EXPENSES

Operating expenses for the nine month period ended September 30, 2011 totaled $3,439,939 compared to $3,052,829 for nine month period ended September 30, 2010; an increase of $387,110 or approximately 12.7%. Operating expenses as a percentage of sales are expected to decrease as a result of the South Street Bakery, Inc. and Baker's Pride's Mt. Pleasant Street facility as well as other business development projects.

INCOME (LOSS) FROM OPERATIONS

Loss from operations for the nine month period ended September 30, 2011 was ($199,793) or 1.8% of revenue, compared to income from operations of $148,226 or 1.5% of net revenue for the nine month period ended September 30, 2010.

This decrease in income from operations for the nine month period ending September 30, 2011 was due primarily to higher input costs in the first quarter of 2011 and the inability to improve wholesale pricing until late March 2011 as well as costs associated with the South Street Bakery, Inc.

In the second quarter of 2011, average wholesale pricing increased adequately to offset higher input costs.

OTHER INCOME

Other income for the nine month period ending September 30, 2011 totaled $36,914 compared to other income of $57,362 for the nine month period ending September 30, 2010, a decrease of $20,440 or approximately 35.63%. This was due to lower rental income.

OTHER EXPENSES

Other expenses for the nine month period ending September 30, 2011 totaled $241,013 compared to other expenses for the nine month period ending September 30, 2010 $435,172, a decrease of $ 194,159 or approximately 44.6%.

NET LOSS

Net loss for the nine month period ending September 30, 2011 totaled $403,893 compared to net loss of $229,584 for the nine month period ending September 30, 2010 an increase of $174,309 or approximately 75.9%. This increase in net loss was primarily due to higher cost of goods in the first quarter of 2011 which was accompanied by a competitive environment that delayed pricing increases to compensate for the these costs. In addition, Baker's Pride has invested in upgrades to its Jefferson Street Bakery and the costs associated with the leasing of South Street Bakery, Inc. subsidiary.

RESULTS FROM OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2011 AND 2010

SEASONALITY

During the three months ended September 30, 2011, Baker's Pride began producing cookies at its South Street Bakery facility. Seasonality influences the operations of the South Street Bakery facility as cookie sales are typically higher during the winter holiday season when compared to the summer season; while the operations of the Jefferson Street and Mt. Pleasant Street facilities are not influenced by seasonality.

NET REVENUES

Net revenues for the three month period ended September 30, 2011 totaled $3,968,096 compared to $3,307,880 for the three month period ended September 30, 2010, an increase of $660,216 or approximately 20.0%. Revenue was primarily generated by Baker's Pride's Jefferson Street Bakery, Inc. with additional revenue being generated by Baker's Pride's South Street Bakery, Inc. subsidiary.

Baker's Pride's bread category sales for the three month period ended September 30, 2011 totaled $3,396,259 compared to $3,056,957 for the three month period ended September 30, 2010, an increase of $339,302 or approximately 11.1%. Baker's Pride donut sales category for the three month period ended September 30, 2011 totaled $286,034 compared to $250,923 for the three month period ended September 30, 2010, an increase of $35,111 or approximately 14.0%. Baker's Pride's newest category; cookies, showed sales of $285,803 for the three month period ended September 30, 2011 compared to $0 for the three month period ended September 30, 2010, an increase of $285,803 or 100.0%.

COST OF REVENUES

Cost of revenue for the three month period ended September 30, 2011 totaled $2,911,231 or approximately 73.4% of net revenue, compared to $2,256,137 or approximately 68.2% for the three month period ended September 30, 2010. Costs associated with the South Street Bakery, Inc. production, such as ingredients, packaging and payroll contributed to the increase in cost of revenue.

OPERATING EXPENSES

Operating expenses for the three month period ended September 30, 2011 totaled $1,227,972 compared to $1,110,870 for the three month period ended September 30, 2010, an increase of $117,102 or approximately 10.5%. Operating expenses as a percentage of sales are expected to decrease as sales of the South Street Bakery, Inc. increase and the Mt. Pleasant Street facility and other business opportunities come on line.

LOSS FROM OPERATIONS

Loss from operations for the three month period ended September 30, 2011 was $171,108 or 4.3 % of net revenue, compared to loss from operations of $59,126 or 1.7% of net revenue for the three month period ending September 30, 2010. The costs associated with the South Street Bakery subsidiary was the primary reason for the increase in loss from operations.

OTHER INCOME

Other income for the three month period ending September 30, 2011 totaled $10,055 compared to $171,893 for the three month period ending September 30, 2010, a decrease of $161,838 or approximately 94.0%. In the September 2010 period, Baker's Pride received $148,495 of income from Baker's Pride's insurance carrier to cover flood damage. Non-reoccurring rental income was reduced based on the terms of the lease.

OTHER EXPENSES

Other expenses for the three month period ending September 30, 2011 totaled $84,261 compared to other expense for the three month period ending September 30, 2010 of $155,779, a decrease of $71,518 or approximately 45.9%. This decrease was primarily related to a renegotiated interest rate on Baker's Pride's internal line of credit with Amincor.

NET LOSS

Net loss for the three month period ending September 30, 2011 totaled $245,313 compared to net loss of $43,012 for the three month period ending September 30, 2010, an increase of $202,301. This increase in net loss was primarily due to costs associated with the South Street Bakery, Inc. subsidiary.

                      ENVIRONMENTAL QUALITY SERVICES, INC.

EQS was formed on January 1, 2011 and as such has no historical information for the three and nine month period ended September 30, 2010 on which a formal Management's Discussion and Analysis can be compared to. Management intends to file its first MD&A for EQS on our Form 10-Q filing for the period ended March 31, 2012.

                              TYREE HOLDINGS CORP.

SEASONALITY

Historically, Tyree's revenues tend to be lower during the first quarter of the year as Tyree's customers complete their planning for the upcoming year. In 2011, another contributing factor to this trend is that the severe weather experienced in Tyree's primary market area prohibited some work from being performed. Approximately 30% of Tyree's revenue comes from new capital investments of its customers. This spending is cyclical and tends to mirror the condition of the economy. During normal conditions, Tyree will need to draw from its borrowing base early in the year and then pay down the borrowing base as the year progresses as Tyree generates sufficient cash flow.

CREDIT FACILITY

Tyree maintains a $15,000,000 revolving credit agreement with its Parent which expires on January 17, 2013. Borrowings under this agreement are limited to 70% of eligible accounts receivable and the lesser of 50% of eligible inventory or $4,000,000. The balances outstanding under this agreement were $4,723,636 and $4,055,948 as of September 30, 2011 and 2010, respectively. Borrowings under this agreement are collateralized by a first lien security interest in all tangible and intangible assets owned by Tyree. The annual interest rate charged on this loan was approximately 5% for calendar years 2011 and 2010, respectively.

LIQUIDITY

Management is currently seeking a new asset based lender that will provide a new credit facility to support the growth of Tyree. Although management is confident that it will succeed in negotiating a new credit facility for Tyree, there are no assurances that they will be successful. Management believes that Tyree has sufficient access to working capital to sustain operations through September 30, 2012.

RESULTS FROM OPERATIONS FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2011 AND 2010

NET REVENUES

Net revenues for the nine months ended September 30, 2011 totaled $32,899,569 as compared to $41,019,629 for the nine months ended September 30, 2010, a decrease of $8,120,060 or approximately 19.8%. The decrease is due to harsh weather encountered during the first quarter, the continued sluggish US economy, the effect of fluctuating oil prices on Tyree's major customers and a deliberate work slow down by one of Tyree's major customers. Through the nine months ended September 30, 2011 sales revenues with Tyree's largest customer has declined by $6,726,000, while revenues generated from competitive bidding has declined by $1,903,000. Because of continued efforts to preserve cash, Tyree slowed payments to vendors. This has further impacted revenues especially on time and materials billings for the Construction and Environmental business units. Below is an analysis of revenue by business unit for the nine months ending September 30, 2011 and 2010.

                                                  2011                  2010
                                              ------------          ------------
Net revenues
  Service and Construction                    $ 22,810,991          $ 26,710,350
  Environmental, Compliance and
   Engineering                                   9,750,855            13,886,320
  Manufacturing / International                    337,723               422,959
                                              ------------          ------------
      Total                                   $ 32,899,569          $ 41,019,629
                                              ============          ============

Management believes that revenues generated from its largest customer are not going to rebound to previous years' levels. Also, management believes that awards achieved by competitive bidding will continue to decline year over year until economic conditions improve.

COST OF REVENUES

Cost of revenues for the nine months ended September 30, 2011 totaled $26,621,526 or approximately 80.9% of net revenue compared to $32,647,800 or 79.6% of net revenue for the nine months ended September 30, 2010. As a percentage of revenues, cost of revenues increased during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 due to increases in material prices and labor inefficiencies. These were addressed at the end of the third quarter in 2011 by a consolidation of management and a reduction in the workforce.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2011 totaled $7,467,597, or approximately 22.7% of net revenue as compared to $7,681,820, or approximately 18.7% of net revenue for the nine months ended September 30, 2010, a decrease of $214,223 or approximately 2.8%. The increase in operating expenses as a percentage of revenue during the nine months ended September 30, 2011 was due to reduced revenues during the period. As the third quarter came to a close, management made the determination that the level of operating expenses was too high for the currently forecast level of revenue and instituted a plan to reduce these costs. This plan included reductions in personnel and other overhead costs which will result in savings of approximately $2,600,000 per annum.

INCOME (LOSS) FROM OPERATIONS

Loss from operations for the nine months ended September 30, 2011 totaled ($1,189,554), or approximately (3.6%) of net revenue, as compared to the income from operations of $690,008, or approximately 1.7% of net revenue for the nine months ended September 30, 2010, a decrease in income from operations of $1,879,562. The decrease in income from operations was primarily due to the revenue shortfall and cost increases as noted above.

INTEREST EXPENSE

Interest expense for the nine months ended September 30, 2011 totaled $1,411,022, or approximately 4.3% of net revenue as compared to $1,044,534, or approximately 2.5% of net revenue for the nine months ended September 30, 2010, an increase of $366,488 or approximately 35.1%. The increase in interest expense during the nine months ended September 30, 2011 was primarily due to an increase in borrowing from the credit facilities early in the period noted above. Borrowings at the end of the period had decreased by $368,982 as compared to the balance at June 30, 2011.

OTHER INCOME

Other income for the nine months ended September 30, 2011 totaled $2,209 as compared to other income of $329,344 for the nine months ended September 30, 2010, a decrease in other income of $327,135 or approximately 99.3%. This income mainly comes from the sale of obsolete equipment and scrap materials.

NET LOSS

Net loss for the nine months ended September 30, 2011 totaled $2,598,367 as compared to a net loss of $25,181 for the nine months ended September 30, 2010, an increase in net loss of $2,573,185. The increase in net loss was primarily due to the factors noted above.

RESULTS FROM OPERATIONS FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2011 AND 2010

NET REVENUES

Net revenues for the three months ended September 30, 2011 totaled $10,843,795 as compared to $13,347,493 for the three months ended September 30, 2010, a decrease of $2,503,698 or approximately 18.8%. The decrease is due to the continued sluggish US economy, the effect of fluctuating oil prices on Tyree's major customers and a deliberate work slow down by one of Tyree's major customers. The impact of these customer issues during the quarter was the primary reason for the $837,036 reduction in revenue of the Service and Construction business unit Because of continued efforts to preserve cash, Tyree continued to slow payments to vendors during the quarter. This was the driving factor for the revenue drop with Environmental, Compliance & Engineering. Below is an analysis of revenue by business unit for the three months ending September 30, 2011 and 2010.

                                                  2011                  2010
                                              ------------          ------------
Net revenues
  Service and Construction                    $  7,618,071          $  8,455,107
  Environmental, Compliance and
   Engineering                                   3,140,810             4,877,755
  Manufacturing / International                     84,914                14,631

                                              ------------          ------------
    Total                                     $ 10,843,795          $ 13,347,493
                                              ============          ============

COST OF REVENUES

Cost of revenues for the three months ended September 30, 2011 totaled $9,488,751 or approximately 87.5% of net revenue (yielding a 12.5% Gross Profit
(GP) margin) as compared to $11,507,072, or 86.2% of net revenue. When compared against 2010, there was little change in GP margin. When compared to the prior quarter's performance, the GP margin decreased due to increases in material prices, labor inefficiencies, and the completion of several very low margin construction projects. These were addressed at the end of the third quarter by a management decision to not perform low margin construction work in the future, some changes to management structure, and a general reduction in the workforce.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2011 totaled $2,156,652, or approximately 19.9% of net revenue compared to $2,074,188, or approximately 15.5% of net revenue for the three months ended September 30, 2010, a decrease of $82,464 or approximately 4.0%. As the third quarter came to a close, management made the determination that the level of operating expenses was too high for the currently forecast level of revenue and instituted a plan to reduce these costs. This plan included reductions in personnel and other overhead costs which will result in savings of approximately $2,600,000 per annum with the majority of reductions coming from operating expenses. Management expects to have all the plans' changes in effect by the end of 2011.

LOSS FROM OPERATIONS

The loss from operations for the three months ended September 30, 2011 totaled $801,608, or approximately 7.4% of net revenue, as compared to the loss from operations of $233,766, or approximately 1.8% of net revenue for the three months ended September 30, 2010. The decrease in profit from operations was primarily due to the revenue shortfall noted above.

INTEREST EXPENSE

Interest expense for the three months ended September 30, 2011 totaled $465,488, or approximately 4.3% of net revenue compared to $756,368, or approximately 5.7% of net revenue for the three months ended September 30, 2010, a decrease of $290,880 or approximately 38.5%. Borrowings at the end of the period had decreased by $281,538 compared to the balance at June 30, 2011.

OTHER EXPENSE (INCOME)

Other expense for the three months ended September 30, 2011 totaled $11,045 compared to other income of ($321,315) for the three months ended September 30, 2010, a decrease in other (income) expense of $332,360. This income mainly comes from the sale of obsolete equipment and scrap.

NET LOSS

Net loss for the three months ended September 30, 2011 totaled $1,278,140 compared to a net loss of $548,819 for the three months ended September 30, 2010, an increase in net loss of $729,321. The increase in net loss was primarily due to a decrease in operating income of $51,568, an increase in interest expense of $229,139 and a large decrease in other income of $332,360.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our management has not assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. Management understands that in making this assessment, it should use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Although an assessment using those criteria has not been performed, our management believes that the Company's internal control over financial reporting was not effective at September 30, 2011.

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

There have been no changes in our internal control over financial reporting during this fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management of the Company takes very seriously the strength and reliability of the internal control environment for the Company. Going forward, the Company intends to implement new internal policies and undertake additional steps necessary to improve the control environment including, but not limited to:

     * Implementing an internal disclosure policy to govern the disclosure of material, non-public information in a manner designed to provide full and fair disclosure of information about the Company. This disclosure policy is intended to ensure that management and employees of the Company and its subsidiaries comply with applicable laws including the

          U.S.  Securities  Exchange  Commission  ("SEC") Fair Disclosure  Rules
          (Regulation   FD)  governing   disclosure   of  material,   non-public
          information to the public.

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

ITEM 1. LEGAL PROCEEDINGS

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

Other than noted above, we are not presently a party to any litigation, claim or assessment against it, and is unaware of any unasserted claim or assessment which will have a material effect on the financial position or future operations of Registrant. No director, executive officer or affiliate of the Registrant or owner of record or beneficially of more than five percent of the Registrant's common stock is a party adverse to Registrant or has a material interest adverse to Registrant in any proceeding.

ITEM 1A. RISK FACTORS

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

HOLDERS OF OUR COMMON STOCK MAY INCUR IMMEDIATE DILUTION AND MAY EXPERIENCE FURTHER DILUTION BECAUSE OF OUR ABILITY TO ISSUE ADDITIONAL SHARES OF COMMON STOCK, STOCK OPTIONS AND AS A RESULT OF THE POSSIBLE EXERCISE OF HOLDERS OF OUR PREFERRED STOCK TO CONVERT TO COMMON STOCK AFTER JANUARY 1, 2011.

We are authorized to issue up to 22,000,000 shares of Class A voting common stock and 40,000,000 shares of Class B non-voting common stock and 3,000,000 shares of Preferred Stock. At present, there are 7,478,409 Class A common shares and 21,176,262 Class B common shares and 1,752,823 shares of Preferred Stock issued and outstanding. Our Preferred Shares are convertible into 10,752,823 shares of Common Stock. Accordingly, the conversion of our Preferred Stock and/or the exercise management stock options would result in dilution to our current holders of common stock and once our common stock is trading could cause a significant decline in the market price for our common stock.

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

             GENERAL RISK FACTORS RELATING TO AMINCOR'S SUBSIDIARIES

AMINCOR WILL NEED ADDITIONAL CAPITAL IN THE FUTURE TO FUND THE GROWTH OF OUR SUBSIDIARY COMPANIES AND THIS NEW CAPITAL MAY NOT BE AVAILABLE.

Amincor currently anticipates that its available capital resources and operating income will be sufficient to meet the expected working capital requirements of its subsidiaries for at least the next 12 months. However, there can be no assurance that such resources will be sufficient to fund the long-term growth of the subsidiaries businesses. Amincor may raise additional funds through public or private debt or equity financings. Amincor cannot assure investors that any additional financing will be available on favorable terms, or at all. If adequate funds are not available or are not available on acceptable terms, Amincor may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to competitive pressures, or may be forced to curtail its business. In any such case, its business, operating results or financial condition would be materially adversely affected.

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

GLOBAL ECONOMIC CONDITIONS MAY MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unfavorable economic conditions, including the impact of recessions in the United States and throughout the world, may negatively affect our business and financial results. These economic conditions could negatively impact:

     *    consumer demand for our products,
     *    the mix of our products' sales,
     *    our ability to collect accounts receivable on a timely basis,
     * the ability of suppliers to provide the materials required in our operations, and
     * our ability to obtain financing or to otherwise access the capital markets.

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

                   RISK FACTORS AFFECTING BAKER'S PRIDE, INC.

ONE CUSTOMER ACCOUNTS FOR THE MAJORITY OF BAKER'S PRIDE, INC.'S ("BPI") REVENUE. THE LOSS OF THIS CUSTOMER COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION, AND PROFITABILITY.

Aldi, Inc. accounts for the majority of BPI's revenue. The loss of Aldi, Inc. or a significant decline in its credit worthiness would have a materially adverse effect on BPI's results of operations and financial condition. At minimum, it would have a materially adverse effect on operations during the short-term until BPI's was able to generate replacement customers. Other than their relationship as a customer, Aldi, Inc. is not affiliated with the Registrant or BPI.

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

LOSS OF  FACILITIES  COULD  ADVERSELY  AFFECT BPI'S  FINANCIAL  AND  OPERATIONAL
RESULTS.

BPI currently has three production facilities: the Jefferson Street Bakery, the Mt. Pleasant Street Bakery and the South Street Bakery. The loss of any one the facilities could have an adverse impact on BPI's operations, financial condition and results of operations.

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

ITEM 5. OTHER INFORMATION

None.

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

----------
+  Filed Herewith
++ To be Filed by Amendment

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AMINCOR, INC.


Date: November 21, 2011             By: /s/ John R. Rice, III
                                        ----------------------------------------
                                        John R. Rice, III, President



Date: November 21, 2011             By: /s/ Robert L. Olson
                                        ----------------------------------------
                                        Robert L. Olson, Chief Financial Officer