Form 10-K
period 2011-12-31
Amincor, Inc.
filed 2012-04-16
CIK 1167905

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report under Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

                   For the fiscal year ended December 31, 2011

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

As of April 16, 2012, there were 7,478,409 shares of Registrant's Class A Common
Stock and 21,176,262 shares of Registrant's Class B Common Stock outstanding.
                                TABLE OF CONTENTS

PART I

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES..................  24
ITEM 6.  SELECTED FINANCIAL DATA............................................  25
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.............  49
ITEM 11. EXECUTIVE COMPENSATION.............................................  53
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS....................................  55
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE.......................................................  56
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.............................  56

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES............................  57

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

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

OVERVIEW

Amincor, Inc. is a holding company operating through its operating  subsidiaries
Baker's  Pride,  Inc.,  Environmental  Holding,  Corp.  and Tyree Holdings Corp.
Additionally,  Amincor Contract  Administrators,  Inc. and Amincor Other Assets,
Inc. are subsidiaries with minimal operations.  As of June 30, 2011,  management elected to discontinue the operations of Masonry Supply Holding Corp. and Tulare
Frozen Foods, LLC. As of September 30, 2011,  management  elected to discontinue the operations of Epic Sports International, Inc.

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

PERSONNEL

Pursuant to a transition  services agreement with Capstone Capital Group I, LLC,
Capstone Business Credit,  LLC, Capstone Capital  Management,  Inc. and Capstone
Trade  Partners,  Ltd.  (collectively,  "Capstone"),  Amincor is  provided  with personnel,  office supplies, office equipment,  office space and other materials required  for  the  performance  of its  business.  Currently,  Capstone  has 19 full-time employees and 1 part-time employee including Messrs. John R. Rice III,
Joseph F. Ingrassia and Robert L. Olson, who dedicate approximately 70% of their time to Amincor business.

                      AMINCOR, INC.'S SUBSIDIARY COMPANIES

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

Amincor Other Assets,  Inc.  holds the title to the 360,000 square foot facility where Allentown Metal Works,  Inc. formerly  operated.  The site has fallen into disrepair as a result of vandalism by local  thieves.  The buildings on site are functionally  obsolete and are not suitable as a modern manufacturing  facility.
Any  purchaser  would have to raze the buildings on the 19 acre site and reclaim the  concrete,  brick,  wood and steel  infrastructure.  Estimates  have  ranged between  $750,000 and  $1,000,000 to perform this work.  The property,  prior to
March 12, 2012,  had been listed for sale for $3,000,000 and after six months of being on the market the price was reduced to $2,250,000. The only offer received during this  period was for  $200,000.  The offer was  declined  and  management enlisted the services of an auction  company to inspect the site in anticipation of holding an absolute  auction.  After conducting a site visit with the auction company the auction company  declined to hold an absolute auction because of the conditions of the buildings  and the  vandalism  that has occurred.  The site is across  the  street  from a police  sub-station  and due to its size there is no adequate way to secure the  property.  All of the  buildings on the complex were locked,  bolted and boarded up. There was evidence that the exterior  siding had been removed after which unknown  persons  entered the buildings,  broke windows and locks and left the buildings  open.  Management  has expressed  concern that someone may inadvertently fall into one of the many machine pits that exist as a result of the removal of the heavy machine and milling  equipment  that had been sold, and injure themselves  creating a liability issue for the owner.  Based on these events and the advice of the auction  company,  Management  has listed the property for sale for $500,000 plus all outstanding  property taxes. To date two offers  were  received,  one from a private  individual  and the other  from the
Allentown Economic Development Corporation.  The private individual offered less than the offering  price and  Management  is  conducting a tax search to counter offer at the list price plus the taxes and the  Allentown  Economic  Development
Corporation  offered  full  price,  payment  in full of all taxes  with  certain

warranties  and  representations  that  Management  is  not  prepared  to  make.
Management  intends on making  counter  offers to both  parties  once it has the opportunity  to confer with the  commercial  real estate broker who is marketing the property.

                               BAKER'S PRIDE, INC.

OVERVIEW

Baker's Pride,  Inc., a Delaware  corporation,  was  incorporated  on August 28,
2008.

Baker's Pride, Inc. ("BPI") consists of three operating entities;  The Jefferson
Street Bakery, Inc. ("Jefferson Street Bakery"), The Mt. Pleasant Street Bakery,
Inc. ("Mt.  Pleasant Street Bakery") and The South Street Bakery,  Inc.  ("South
Street Bakery").

Jefferson  Street  Bakery  produces  several  varieties  of sliced and  packaged private label brand bread. Its entire annual  production of 19 million loaves of bread and over 1.1  million  packages  of donuts are sold to one  client,  Aldi,
Inc., for five  distribution  centers that services 332 stores in the Midwestern
U.S.  Jefferson  Street  Bakery,   through  various  predecessor  entities,  has
continuously  supplied Aldi, Inc. for  approximately 34 years.  While no written contract is in place, there is a six month notice of cancellation  understanding in effect between Jefferson Street Bakery and Aldi, Inc.

Mt. Pleasant Street Bakery anticipates  manufacturing  flash-frozen bakery goods to be distributed to supermarket  "in-store" bakery departments and food service channels.  In 2012,  Mt.  Pleasant  Street Bakery  facility is scheduled to have advanced  logistics and frozen storage  capacity,  along with extensive room for several additional product lines. Mt. Pleasant Street Bakery is currently in the final stages of installing a state of the art donut production  system that will produce and freeze many  varieties  of donuts at an average  production  rate of
26,700 donuts per hour. This facility will also house a cookie production system that will  have an  average  production  rate of 2,300  lbs.  or 3,000 one dozen package  cookies per hour in a  multitude  of sizes,  flavors  and  shapes.  The production  of brownie and cake type bakery  snack  products  will  complete the first phase of startup for Mt. Pleasant Street Bakery.

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

In January 2012,  BPI received a $2.75  million  dollar bridge loan from Central
State  Bank of  State  Center,  Iowa.  This  capital  will  be  used to  acquire additional  equipment to complete the installation and startup of its production and  refrigeration  machinery  for the  new  donut,  cookie,  brownie  and  cake production  systems  at Mt.  Pleasant  Street  Bakery.  Additionally,  BPI is in
negotiations  with  lenders  related  to its  application  for a  United  States
Department of Agriculture (USDA) supported loan to complete the project.

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

eating healthier while at the same time craving indulgent treats as a reward for eating  healthier.  However,  one primary factor remains constant in all markets and in all  categories:  consumers  are  demanding  value.  BPI sees these major transitions  as  opportunities  to grow its business and  diversify  its product portfolio and customer base.

As of August 12, 2011, the South Street Bakery is leasing  certain  property and equipment  located in Clear Lake,  Iowa.  Based on  management's  assessment  of profitability  at the South  Street  Bakery  during the one (1) year lease term, management  also has (i) an  irrevocable  option to purchase  said  property and equipment by August 11, 2012; (ii) negotiate a lease/option  extension; or (iii)
cease operations at the South Street Bakery.

The South Street Bakery currently produces gluten free and traditional  cookies, brownies  and  muffins.  The South  Street  Bakery is  presently  marketing  its products to large  retail  supermarket  chains,  food service  distributors  and private label  customers  serving  these two markets.  BPI intends to transition from a specialty bakery to a full service  commercial  cookie and brownie bakery featuring  crispy  long shelf  life  cookies,  country  style  cookies,  holiday cookies,  cookies with "better for you" recipes and  trademarked  brownie cakes.
The transition  and  diversification  of products is anticipated  for completion during the second quarter of 2012.

CUSTOMERS

Currently BPI has significant  concentration in one customer,  Aldi, Inc., which operates over 332 grocery stores in the  Midwestern  U.S., of which BPI services approximately  200.  BPI  intends  to  expand  its  customer  base  through  the
introduction  of  additional  product  categories.   Aldi  was  responsible  for
approximately  92.1%,  100.0% and 100% of BPI's  revenues for the twelve  months ended December 31, 2011, 2010 and 2009 respectively.

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

COMPETITION

The fresh  packaged  bread,  bun and donut  market  is very  competitive  and is dominated by large  bakeries  whose  primary  focus is branded  bread,  buns and donuts.  Of these,  Grupo Bimbo SA de C.V. with its recent purchase of the North
American Sara Lee Fresh Bakery  business and its previous  acquisition of Weston
Bakeries USA, will have the most impact on this trading area.  BPI also competes with  Hostess  Brands  (which  has  recently  filed for  Chapter  11  Bankruptcy protection),  Campbell  Soup  Company  (Pepperidge  Farms)  and  Lewis  Brothers
Bakeries,  Inc., an independent  regional bakery. BPI believes the efficiency it

offers as a dedicated  baker of private  label/ store  branded  bakery  products gives it a competitive advantage while delivering value to the consumer.

BPI's frozen products such as donuts,  cookies and brownies will be designed for supermarket  "in-store"  bakery  departments  and food service  channels.  These frozen  products  will  face  competition  from  companies  such as Dawn  Foods,
Maplehurst  Inc.,  Bake `n Joy,  Inc. and CSM, a  multinational  company with an increasing  presence in the U.S. due to its acquisition of Best Brands, Inc. and
Bake Mark,  H.C. Brill.  There are also several one category  bakeries in larger cities in the Midwest with which BPI competes.

INTELLECTUAL PROPERTY

BPI received  approval from the USPTO for the trademark  BROWNIE CAKES, as filed with the USPTO  under  registration  number  3995128,  which will be used in the development of its brownie business.

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

PERSONNEL

BPI currently has 102 full-time  employees,  5 temporary  employees and believes that its  employee  relations  are good.  Once the donut,  cookie  and  brownies product  lines are at full  capacity the number of employees is expected to grow significantly.  BPI's  executive  officers are Ron Danko,  Sr. who serves as the
Chief Executive Officer and Robert Brookhart, who serves as the President.

                           ENVIRONMENTAL HOLDING CORP.

OVERVIEW

On January 3, 2011,  pursuant to a certain assignment and assumption  agreement,
Amincor  assumed all of the right,  title and  interest  in and to certain  loan agreements and collateral of Environmental Testing Laboratories, Inc., a company in the  business of  providing  environmental  testing and  laboratory  services
("Borrower").

Due to  Borrower's  failure  to repay  amounts  due under  the loan  agreements,
Amincor and Borrower entered into a Surrender of Collateral,  Strict Foreclosure and Release  Agreement  (the  "Foreclosure  Agreement"),  dated January 3, 2011, pursuant to New York  Commercial  Code  Sections  9-620 through  9-622,  whereby
Amincor  acquired  all of the business  assets of Borrower  and assumed  certain liabilities  (collectively,  the "Business") in full  satisfaction of Borrower's debts to Amincor.  Concurrently  therewith,  Amincor  assigned  the  Business to
Environmental Quality Services, Inc.

Environmental  Holding  Corp.,  a  Delaware  corporation,  was  incorporated  on
December 23, 2010,  and is a wholly owned  subsidiary of Amincor.  Environmental
Quality  Services,  Inc.  ("EQS"),  a Delaware  corporation was  incorporated on
January 5, 2011, and is a wholly owned subsidiary of Environmental Holding Corp.

EQS provides environmental testing services in the northeast United States. EQS'
services include RCRA (resource  conservation  recovery act) and hazardous waste characterization;  TCLP  (toxic  characteristic  leaching  procedure)  analyses;
underground   storage  tank   analytical   assessment;   landfill/ground   water
monitoring;  NPDES (national  pollution  discharge  elimination system) effluent characteristics  analysis;  PCB  (polychlorinated  biphenyls)  and PCB  congener analysis; lead paint testing; fingerprint categorization, petroleum analyses.

The client  base of EQS ranges  from the small  engineering  firms to  well-know petroleum companies. EQS customers require rapid response,  accurate results and the ability to provide our  services on a 24/7 basis.  EQS has had  longstanding relationships  with major utilities,  large petroleum  companies and engineering firms.

EQS  also  has  the  capability  to  provide  its  clients  with  specific  data deliverables in any required format.  Its in-house computer  programmer  creates the formats  necessary  for  individual  client  needs.  This service  saves its clients hours of data entry or re-formatting time.

CUSTOMERS

EQS customers include petroleum companies, contractors, environmental consulting firms, utilities and municipalities.

COMPETITION

There are thousands of  facilities in the United States who classify  themselves as environmental testing laboratories. The scope of services provided range from sample collection,  analysis and report compilation to simple analysis. A number of the companies in this business have multiple  locations,  all operating under the same company name.  Several of those operate as "national" labs wherein they serve the US from one or two facilities  and use overnight  shipments to provide the receipt and delivery of laboratory tests.  These  laboratories are typically the low cost providers, but lack in the proximity, response and quality that EQS provides to its customers  through the  Northeast.  The unique  service that EQS provides is proven by the fact that most  clients  have been  clients  since its founding.

Since EQS is a single  laboratory,  working  with  clients in the  Northeast  as opposed to national accounts, our main competitors serve the same target market;
local regulatory authorities, consultants, engineers, and municipalities.

These local competitors include such companies as:

American Analytical Laboratories
Long Island Analytical Laboratories
H2M Laboratories
Analytical Chemists Laboratories, Inc
EcoTest Laboratories

There are several  factors  clients  consider  when  evaluating  a vendor in the
environmental   analytical  field.  These  factors  typically  include:   labor,
equipment,  technical support,  pricing and the specific services available.  In this market,  it is cost effective to have labor shifts to satisfy  clients that run emergency schedules,  and have a need for services 24/7. Finding and keeping the right  personnel is also a challenge in a market that typically does not pay the highest salaries. In an effort to fight turnover,  recruiting at the college level has proven to be beneficial - hiring competent technicians early, training them, and offering benefits such as reimbursement for schooling,  flexible hours in an effort to ensure continuity of the employee base.

Pricing is fairly  competitive.  The  marketable  difference can be found in the levels  of  product  deliverables  -  meaning  Quality  Control  packages  - and turnaround time - the time lapsed between sample submittal and delivered results to a client.  EQS'  quick  turnaround  time is a key  selling  point  with their clients.  Not many labs have the capability to turn out results in 24 or even 48 hours.  Management  of a project from the initial  planning  stages  through the final  reporting,  and  updating  the  client as the  project  progresses  is an invaluable  service,  as  critical  decisions  are made based on the  analytical results. In determining the client's needs and adapting and modifying techniques and technology to meet and exceed the client's expectations,  a satisfied client is EQS best testimonial.

                                       10
PERSONNEL

EQS  currently  has 10 full  time  employees  and  believes  that  its  employee relations are good. Ms. Patricia  Werner-Els  serves as the President and Robert
F. Olson serves as Treasurer of EQS.

                              TYREE HOLDINGS CORP.

OVERVIEW

Tyree Holdings  Corp., a Delaware  corporation,  was  incorporated on January 7,
2008.

On January 17, 2008,  Tyree Holdings Corp.  ("Tyree")  acquired certain business assets and assumed certain liabilities of Tyree's predecessor  companies,  which have  continuously  operated  since 1930.  Tyree is currently one of the largest multi-faceted  retail  petroleum  and  environmental  services  providers of the
Northeast and  Mid-Atlantic  regions of the United States.  Tyree Holdings Corp.
services  over 3,000 gas stations from Maine to Maryland.  Headquartered  in Mt.
Laurel,  New Jersey,  Tyree has additional  locations in New York,  Connecticut,
Pennsylvania  and  Massachusetts,  as well as a  satellite  office  in  Southern
California.

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

Tyree is organized into business units  including  Environmental,  Construction,
Maintenance,  Compliance/  Professional  Services,  and Parts Distribution.  The
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

                                       11
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

PERSONNEL

Tyree currently has 215 full-time employees, some of whom are represented by six different collective bargaining agreements. Labor contracts are in place through
December 31, 2011 for five of the six  bargaining  units and the  workforce  has continued  to work while  negotiations  continue  between  management  and union representatives.  Management  believes  that its  employee  relations  are good.

                                       12
Tyree's  executive  officers are Richard  Oswald,  who serves as Chief Executive
Officer,  Steven F.  Tyree,  who  serves as the  President  and Chief  Operating
Officer,  and  William  M.  Tyree,  who  serves as  Vice-President  of  Business
Development.

DISCONTINUED OPERATIONS

On June 30, 2011,  management  elected to discontinue  the operations of Masonry
Supply  Holding  Corp.  and Tulare  Frozen  Foods,  LLC. On September  30, 2011,
management  elected to discontinue the operations of Epic Sports  International,
Inc. (See Item 7 below).

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

INTELLECTUAL PROPERTY/BRANDS

Amincor has submitted  applications for the following trademarks with the United
States Patent and Trademark Office ("USPTO"):

         Trademark                        Registration Number
         ---------                        -------------------
Mommy's Little Secret Treats                   85330721
Glu Senza Cookies                              85403657
Senza Gluten Free Cookies                      85403644
Clear Lake Farms                               85330997
Black Bottom Cookies                           85403632
Message Cookies                                85331009

Certain  brands are owned by  Amincor,  Inc.  as a result of defaults by Whaling
Distributors,  Inc. and Caffeine Culture, Inc. Amincor, Inc. through a series of assignments,  acquired the right, title and interest in the following trademarks as recorded with the USPTO:

         Trademark                        Registration/Serial Number
         ---------                        --------------------------
CHARM AND LUCK                          Registration Number: 3205784
CHARM AND LUCK WORKING HARD
 TO MAKE YOU CUTER                      Registration Number: 78848003
CATCH THE DRIFT                         Serial Number: 77713436
NEWPORT HARBOR REFLECTING
 QUALITY SINCE 1969                     Registration Number: 3764824
NEWPORT H A R B O R                     Registration Number: 2285443
NEWPORT HARBOR                          Serial Number: 75272295
NEWPORT HARBOR                          Registration Number: 1319471
S-Stimuli                               Registration Number: 2482282

Amincor has a license  agreement  with Brescia  Apparel  Corp.  for the "Newport
Harbor" brand.  The license  agreement  provides  Brescia Apparel Corp. with the exclusive  North American  rights for leather and textile goods in the outerwear and rainwear categories initially through June 2012.

                                       13
In January of 2012,  Amincor  assigned  all of its  worldwide  right,  title and interest in and to the  "Caffeine"  trademark,  serial numbers 77 709 244 and 77
979 922, to a certain  individual,  as settlement  in full for certain  previous obligations.

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

                                       14
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

As of the date of this  filing,  there were 52 Class A  stockholders  of record, owning all of the 7,478,409 issued and outstanding  shares of our Class A common stock;  there were 68  institutional  shareholders  of record  owning all of the
21,176,262 issued and outstanding  shares of our Class B non-voting common stock

                                       15
and  there  were 36  institutional  shareholders  of  record  owning  all of the
1,752,823 issued and outstanding shares of our Preferred Stock.

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

                                       16
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

                                       17
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

                                       18
                   RISK FACTORS AFFECTING BAKER'S PRIDE, INC.

ONE CUSTOMER  ACCOUNTED FOR 92.1% AND 100.0% OF BAKER'S  PRIDE,  INC.'S  ("BPI")
REVENUE FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010,  RESPECTIVELY.  THE LOSS
OF THIS CUSTOMER COULD  ADVERSELY  AFFECT OUR RESULTS OF  OPERATIONS,  FINANCIAL
CONDITION, AND PROFITABILITY.

In the years  ended  December  31, 2011 and 2010,  Aldi,  Inc.  accounted  for a significant  portion of BPI's revenue.  The loss of Aldi,  Inc. or a significant decline in its credit worthiness would have a materially adverse effect on BPI's results of  operations  and  financial  condition.  At minimum,  it would have a materially  adverse effect on operations  during the short-term  until BPI's was able to  generate  replacement  customers.  Other than their  relationship  as a customer Aldi, Inc. is not affiliated with Amincor or BPI.

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

                                       19
LOSS OF  FACILITIES  COULD  ADVERSELY  AFFECT BPI'S  FINANCIAL  AND  OPERATIONAL
RESULTS.

BPI currently has three production facilities:  the Jefferson Street Bakery, the
Mt.  Pleasant Street Bakery,  and South Street Bakery.  The loss of any of these facilities could have an adverse impact on BPI's operations, financial condition and results of operations.

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

DEPENDENCE ON KEY PERSONNEL HOLDING LICENSES, PERMITS AND CERTIFICATIONS.

EQS' success depends to an extent upon the performance of its employees, some of whom hold  certain  licenses,  permits and  certifications,  including,  but not limited to Ms.  Patricia  Werner - Els. The loss or  inability to replace  these employees holding the licenses,  permits or certifications  necessary to conduct
EQS' business,  could adversely  affect its business and prospects and operating results and/or financial condition.

                   RISK FACTORS AFFECTING TYREE HOLDINGS CORP.

FAILURE TO COMPLETE A PROJECT  TIMELY OR FAILURE TO MEET A REQUIRED  PERFORMANCE
STANDARD ON A PROJECT COULD CAUSE TYREE TO INCUR A LOSS WHICH MAY AFFECT OVERALL
PROFITABILITY.

                                       20
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

ENVIRONMENTAL  AND POLLUTION RISKS COULD  POTENTIALLY  IMPACT TYREE'S  FINANCIAL
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
ACTUAL OR PERCEIVED  BREACH OF SUCH  REQUIREMENTS  COULD ALSO  SUBJECT  TYREE TO
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

                                       21
corrective  actions.  Those  costs or actions  could be  significant  and impact
Tyree's results of operations, cash flows and available capital.

In addition to the costs of complying with  environmental  laws and regulations,
Tyree may incur costs  defending  against  environmental  litigation  brought by governmental  agencies  and  private  parties.  Tyree may be in the  future be a defendant in lawsuits brought by parties alleging environmental damage, personal injury,  and/or property damage, which may result in Tyree incurring significant liabilities.

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

TYREE IS EXPOSED TO THE CREDIT RISK, INCLUDING  BANKRUPTCY,  OF ITS CUSTOMERS IN
THE ORDINARY COURSE OF BUSINESS.

Tyree has various  credit terms with  virtually  all of its  customers,  and its customers have varying degrees of creditworthiness. Although Tyree evaluates the creditworthiness of each of its customers, Tyree may not always be able to fully anticipate  or  detect  deterioration  in  their  creditworthiness  and  overall financial condition, which could expose Tyree to an increased risk of nonpayment or other default under its  contracts and other  arrangements  with them. In the event that a material customer or customers default on their payment obligations to Tyree or file for  bankruptcy  protection,  this could  materially  adversely affect Tyree's financial condition, results of operations or cash flows.

On December 5, 2010, Tyree's largest customer,  Getty Petroleum Marketing,  Inc.
("GPMI")  filed for  Chapter  11  bankruptcy  protection  in the  United  States
Bankruptcy  Court for the Southern  District of New York. As of that date, Tyree has a pre-petition  receivable of approximately  $1,515,401.27.  As an unsecured creditor, Tyree may never collect or may only collect a small percentage of this pre-petition amount owed. Additionally, Tyree has a post-petition administrative claim for approximately $593,709.20. Tyree may never collect or may only collect a small percentage of this post-petition amount owed. A Proof of Claim was filed with the Bankruptcy court on Tuesday,  April 10, 2012.  GPMI's  bankruptcy could materially adversely affect Tyree's financial  condition,  results of operations or cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

N/A

                                       22
ITEM 2. PROPERTIES

     a)   Registrant  occupies  approximately  24,806  square  feet  in a  suite subleased by Capstone Business Credit,  LLC and Capstone Capital Group
          I, LLC at 1350 Avenue of the Americas, 24th Floor, New York, NY 10019.
          This space is rented to the Registrant  and is currently  suitable for the Registrant's operations.

     b)   Baker's Pride,  Inc.'s  corporate  headquarters is located at 3400 Mt.
          Pleasant  St.,  Burlington,  Iowa,  which is an  industrial  warehouse building  baking  facility.  Additionally,  Baker's  Pride,  Inc.  has
          locations  at  834  Jefferson  Street,   Burlington,   Iowa,  a  light
          manufacturing baking facility, and 915 Maple Street, Burlington, Iowa,
          a  commercial   building  with  unoccupied  retail  space.  All  three
          locations  are  partially  utilized  and are  currently  suitable  for
          Baker's  Pride,  Inc.'s  operations.  Additionally,  the South  Street
          Bakery,  Inc.  leases  certain plant and equipment at 2205 6th Avenue,
          South Clear Lake, IA 50428,  which is partially utilized and currently suitable for operations.

     c)   Tyree Holdings Corp.'s  executive offices are located at 300 Midlantic
          Drive,  Unit 105,  Mount Laurel,  New Jersey under a lease  agreement.
          Tyree  leases   additional   locations   in  New  York,   Connecticut,
          Pennsylvania  and  Massachusetts,  as well as a  satellite  office  in
          Southern  California.  Tyree Holdings Corp.  believes that each of the properties is currently suitable for its operations.

     d)   Environmental  Quality Services,  Inc.'s executive offices are located
          at  208  Route   109   Farmingdale,   NY  under  a  lease   agreement.
          Environmental  Quality  Services,   Inc.  believes  this  property  is
          currently suitable for its operations.

ITEM 3. LEGAL PROCEEDINGS

In early 2011,  counsel for the former President of Imperia Masonry Supply Corp.
indicated  an intent to file suit  against  Imperia  Masonry  Supply  Corp.  The allegations of such potential action are unknown to management at this point. To date,  no  litigation  regarding  this matter has been filed.  The Company  will disclose any  litigation  which results in the future.  Management  believes any claims  made by the  former  President  will be deemed  frivolous  and will have little or no impact on Imperia Masonry Supply Corp. or Amincor, Inc.

Capstone  Business Credit,  LLC, a related party, is the plaintiff (on behalf of
Amincor  Other Assets,  Inc.) in a foreclosure  action  against  Imperia  Family
Realty, LLC ("IFR").  IFR is related to the former owners of Masonry's business.
In November,  2011 a Judgment of  Foreclosure  was granted by the court ordering that the IMSC property in Pelham  Manor,  New York (the  "Property")  be sold at public auction.  As of December 31, 2009, the mortgage  related to this Property was assigned to Amincor, Inc. and thereafter to Amincor Other Assets, Inc.

A former  principal of Imperia Bros.,  Inc. (a  predecessor  company of Masonry)
filed a notice of appeal dated  November 14, 2011 with the court  contesting the
Judgment of Foreclosure. The Company believes that the appeal will not be upheld by the court since the same  appellate  court,  on February 16, 2010,  issued an order that  granted CBC a motion of summary  judgment and  dismissed  all of the former principal's affirmative defenses.

In  accordance  with the Judgment of  Foreclosure  a public  auction sale of the
Property was held on January 10, 2012.  Capstone Business Credit, LLC, on behalf of  Amincor  Other  Assets,  Inc.,  bid the  amount  of  their  lien and was the successful bidder.

                                       23
As of the report date,  title to the Property has not been  transferred due to a title issue involving the notice of pendency ("Notice") that expired and was not renewed at least 20 days prior to the  Judgment  of  Foreclosure  and Sale being filed and entered. Since no title transfers or judgment/liens were filed against the Property  after the  expiration  of the Notice,  the Company  believes it is likely a conditional title will be issued and after recording the deed, IFR will no longer have any ownership  interest in the  property.  Once a deed is issued, title to the property will be held in the name of Amincor Other Assets, Inc.

Management  believes  any  litigation  described  above will not have a material impact on the Registrant or its related subsidiary companies.

Additionally,  on December 5, 2010,  Tyree's largest  customer,  Getty Petroleum
Marketing,  Inc.  ("GPMI")  filed for Chapter 11  bankruptcy  protection  in the
United States Bankruptcy Court for the Southern District of New York. As of that date, Tyree has a pre-petition receivable of approximately $1,515,401.27.  As an unsecured  creditor,  Tyree  may  never  collect  or may  only  collect  a small
percentage  of  this  pre-petition  amount  owed.  Additionally,   Tyree  has  a
post-petition  administrative  claim for  approximately  $593,709.20.  Tyree may never  collect  or may only  collect a small  percentage  of this  post-petition amount  owed. A Proof of Claim was filed with the  Bankruptcy  court on Tuesday,
April 10, 2012.

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

HOLDERS

As of April 16, 2012,  there were 52 Class A stockholders of record,  owning all of the  7,478,409  issued and  outstanding  shares of our Class A common  stock;
there were 68 institutional  shareholders of record owning all of the 21,176,262 issued and outstanding  shares of our Class B non-voting  common stock and there

                                       24
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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated  financial data derived from the audited consolidated financials of the Company for the five years ended
December  31,  2011 (the  Company  was  inactive  in 2007) and should be read in conjunction with those  statements,  which are included in this Annual Report on
Form 10-K.  The  consolidated  financial  statements  have been audited by Rosen
Seymour Shapss Martin & Company LLP.

                                                                       Year Ended December 31,
                                        --------------------------------------------------------------------------------
                                            2011             2010             2009             2008             2007
                                        ------------     ------------     ------------     ------------     ------------
                                       (consolidated)      (restated        (restated        (restated
                                                              and              and              and
                                                           combined)        combined)        combined)

Net revenues                            $ 62,297,683     $ 66,916,423     $ 70,894,139     $ 61,762,727     $         --
                                        ============     ============     ============     ============     ============

(Loss) income from operations           $(13,371,286)    $   (207,962)    $    336,131     $    605,980     $         --
                                        ============     ============     ============     ============     ============

Net loss from continuing operations     $(13,999,593)    $   (441,097)    $ (1,522,066)    $ (1,838,618)    $         --
                                        ============     ============     ============     ============     ============

Loss from discontinued operations       $ (9,059,608)    $ (6,534,123)    $ (9,926,064)    $ (9,220,795)    $         --
                                        ============     ============     ============     ============     ============

Net loss                                $(23,059,201)    $ (6,975,220)    $(11,448,130)    $(11,059,413)    $         --
                                        ============     ============     ============     ============     ============
Net loss attributable to Amincor
 shareholders                           $(21,962,850)    $ (6,704,450)    $(10,805,987)    $(10,495,802)    $         --
                                        ============     ============     ============     ============     ============

Per share information -
basic and diluted:

Net loss from continuing operations     $      (0.49)    $      (0.02)    $      (0.05)    $      (0.10)    $         --
                                        ============     ============     ============     ============     ============
Net loss per share attributable to
 Amincor shareholders                   $      (0.77)    $      (0.23)    $      (0.39)    $      (0.54)    $         --
                                        ============     ============     ============     ============     ============

                                       25

Weighted average common shares
 outstanding                              28,654,671       28,654,671       27,701,869       19,334,254        7,476,809
                                        ============     ============     ============     ============     ============
Balance sheet data:

Total assets                            $ 62,201,251     $ 80,418,374     $ 86,903,280     $ 90,306,684     $         --
                                        ============     ============     ============     ============     ============

Total long-term obligations             $  3,448,135     $  2,343,141     $  2,234,273     $  5,062,135     $         --
                                        ============     ============     ============     ============     ============

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

AMINCOR, INC.

During the year ended December 31, 2011, cash flows used in operating activities from continuing  operations were  $1,278,216.  This was principally due to a net loss  from  continuing  operations  of  approximately  $14.0  million  which was partially offset by addbacks for  depreciation of $1.9 million,  amortization of
$3.6  million,  provision  for  doubtful  accounts of $4.1  million and accounts payable of $4.5  million.  Amortization  expense  was higher  than  expected  in
2011due to the reduction of the estimable lives of non-competition agreements of
Tyree's  intangible  assets from seven  years to five years,  with only one year remaining. Accounts payable increased on Tyree by approximately $2.5 million and accounts  payable  related  to  Amincor's  corporate  offices  of  approximately
$500,000  contributed  to the increase in accounts  payable.  The  provision for doubtful  accounts  resulted  from a  write-off  of $2.6  million of advances to
related  parties  that  management   deemed   uncollectible   in  2011  and  the
establishment  of a full  reserve of $1.5  million  against  the  receivable  of
Tyree's  largest  customer  who  filed  a  voluntary  petition  for  Chapter  11 reorganization  in the United States  Bankruptcy  Court on December 5, 2011. The
net loss from  continuing  operations  is  discussed  in  greater  detail in the results from  operations  for the years ended December 31, 2011 and 2010 section of management's discussion and analysis.

For the year ended  December 31, 2011,  cash flows used in investing  activities were  negligible as the proceeds  from sales of equipment  were almost equal and opposite to the purchases of property and equipment.

                                       26
For the year ended December 31, 2011, used in financing  activities was $870,040 mainly due to the pay down of assumed liabilities for approximately $600,000 and payments towards notes payable for approximately $230,000.

For the year ended  December  31,  2011,  total cash  provided  by  discontinued
operations was $827,269.  Cash provided by discontinued  operations is primarily related to the  liquidation  of fixed  assets  which was offset by a net loss of
$9.0 million.

LIQUIDITY

The Company  incurred  losses for the years ended  December 31, 2011,  2010, and
2009 as well as negative cash flows from  operations for the year ended December
31, 2011. The results of the Company's cash flows from continuing operations for the year ended  December 31, 2011 have been  adversely  impacted by the customer slowdown in infrastructure  capital  expenditures caused by the general downturn of the economic  conditions,  severe weather related  conditions,  and cash flow issues related to major customers.  The Company has  discontinued  operations of
IMSC,  Tulare  and ESI in 2011  which  had  significant  negative  impact on the
Company's cash flows. As of December 31, 2011, the Company had a working capital
deficit  of   approximately   $9.2  million  and  an   accumulated   deficit  of
approximately  $50.0 million.  Amincor continues to seek new capital in the form of equity and debt to  support  the  operations  and  growth  strategies  of its subsidiaries.

Since the  beginning  of the  recession  in 2008,  the Company has not  borrowed through the end of December  31, 2011,  from any bank,  finance  company,  other unrelated lender and has not received any private equity financing.  Since 2008, internally  generated  operating  cash  flows have been  sufficient  to meet the
Company's business operating  requirements.  However,  operating cash flows have not been  sufficient to finance  capital  improvements  or provide funds for the substantial marketing efforts necessary for growing the businesses.

The  Company's  plan for future  operations  has  several  different  aspects as follows:

     *    The Company has  significantly  reduced its overhead costs by reducing its workforce in order to achieve maximum utilization;
     *    Consolidating  certain  accounting  roles from the subsidiary level to the Company's  headquarters,  restructuring  purchase  agreements with suppliers  which  will  allow  for  leaner  inventory  operations  and reducing the warehousing costs;
     *    Renegotiating   compensation   arrangements  and   consolidating   its
          administrative location with operating offices in order to reduce rent expenses.

The  Company has taken and will  continue to take steps to increase  revenues as outlined below:

     *    Hired a new sales executive with extensive food industry background to increase sales of existing and new products of the BPI;
     *    Increase its revenues from Tyree's second largest  customer,  based on the improving relationship between Tyree and customer's management;
     *    Obtain new construction  contracts based on aggressive bidding on jobs from new customers;
     *    Expand services into new types of services for water purification;

                                       27
     *    Expand services provided to the existing customers;
     *    Increase  in  customer   orders  is   expected   due  to   anticipated
          construction  needs that have been  deferred in the last several years due to the weak economy.

In addition, the Company intends or has done the following:

     *    In January 2012,  BPI entered into a six-month  bridge loan  agreement
          (the "Bridge Loan") of  $2,750,000,  which is secured by the Company's equipment,  and is  negotiating to extend the term to three years (see
          Note 21).
     *    Consolidated   certain   premises   thereby   reducing  rents  and  is
          negotiating for reduced rents with landlords;
     *    Sold equipment of IMSC in February 2012 for $426,000;
     *    In 2012,  management  expects to  liquidate  the  property  previously
          occupied  by  Tulare   Frozen   Foods  in  Lindsay,   California   for
          approximately $2 million;
     *    The Company expects to sell the Allentown, Pennsylvania property;
     *    The  Company has termed out  payments to certain  vendors to ease cash flow and have spoken to major  vendors  concerning  regarding  payment terms;
     *    Once the Company is cleared by the SEC to sell its stock publicly, the
          Company plans to create a market for the stock and obtain capital from private and public investors.

If the  Company's  plans  change,  or its  assumptions  change  or  prove  to be inaccurate,  or  if  available  cash  otherwise  proves  to be  insufficient  to implement its business plans, the Company may require  additional equity or debt financing.  Given the uncertain  economic  environment and the pressure that the financial sector has been under,  the Company cannot predict whether  additional funds  will be  available  in  adequate  amounts.  If funds are  needed  but not available, the Company's business may need to be altered or curtailed.

Management  believes  that,  even without the addition of the capital from stock sales,  that the Company will be able to generate  sufficient cash flows through
December 31, 2012.

CONTINGENT LIABILITIES

CONTINGENT LIABILITY WITH EPIC

The Volkl license  agreement was terminated in September  2011 and  concurrently the Strategic Alliance  Agreement with Samsung America CT, Inc.  ("Samsung") was also terminated. Volkl is seeking a $400,000 royalty payment. Epic has initiated counterclaims against the various parties seeking damages for, including but not limited to infringement,  improper use of company assets and breach of fiduciary duty.

CONTINGENT LIABILITY WITH GPMI

On December 5, 2010, Tyree's largest customer,  Getty Petroleum Marketing,  Inc.
("GPMI")  filed for  Chapter  11  bankruptcy  protection  in the  United  States
Bankruptcy  Court for the Southern  District of New York. As of that date, Tyree has a pre-petition  receivable of approximately  $1,515,401.27.  As an unsecured creditor, Tyree may never collect or may only collect a small percentage of this pre-petition amount owed. Additionally, Tyree has a post-petition administrative claim for approximately $593,709.20. Tyree may never collect or may only collect a small percentage of this post-petition amount owed. A Proof of Claim was filed with the Bankruptcy court on Tuesday April 10, 2012.

                                       28
CONTINGENT LIABILITY BPI

In order to secure Baker's  Pride's USDA loan,  BPI had a Phase I  environmental site assessment done on the property where the Mt. Pleasant Street Bakery,  Inc.
resides as required by BPI's prospective lender. The study, completed on October
7, 2011,  recommended a Phase II  environmental  site  assessment on the grounds that there were underground  storage tanks on the premises that did not have any record of being  removed  in  addition  to showing  an  environmental  hazard on property  adjacent to the Mt. Pleasant Street Bakery caused by the operations of the adjacent property.  The Phase II environmental site assessment was completed on  October  31,  2011 and was  submitted  to the  Iowa  Department  of  Natural
Resources ("IDNR") for their review. IDNR requested a Tier 2 site cleanup report be issued and completed in order to better understand what environmental  hazard exists on the property. The Tier 2 site cleanup report was completed on February
3,  2012 and was  submitted  to IDNR for  further  review.  Management's  latest correspondence with IDNR, dated March 21, 2012, required revisions to the Tier 2 to be in  compliance  with  IDNR's  regulations.  Management  has  retained  the necessary environmental consultants to become in compliance with IDNR's request,
but  the  potential   liability  is  largely  dependent  on  IDNR's  recommended remediation  strategy.  At this time, the potential liability is unknown and may be insignificant or non-existent.

CONTINGENT LIABILITY TULARE

The City of Lindsay has invoiced Tulare Frozen Foods, LLC ("TFF) $533,571.58 for outstanding  delinquent  amounts.  A  significant  portion  of  the  outstanding delinquent  amounts  are  penalties,  interest  and fees  that have  accrued.  A settlement proposal,  whereby the City of Lindsay would retain TFF's $206,666.66 deposit as settlement and release in full of all  outstanding  obligations,  was sent to the City of Lindsay for review on March 29, 2012.

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

                                       29
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

In accordance with Generally Accepted Accounting Principles of the United States
of America,  the combined results of Masonry Supply Holding Corp., Tulare Frozen
Foods,  LLC and Epic  Sports  International,  Inc.  have been  presented  on our financial statements as discontinued operations. It is management's intention to complete the  liquidation  of Masonry,  Tulare and Epic's assets within the next twelve months, if not sooner.

RESULTS FROM OPERATIONS FOR THE YEARS ENDED DECEMER 31, 2011 AND 2010

NET REVENUES

Net revenues for the year ended December 31, 2011 totaled  $62,297,683  compared to net revenues of  $66,916,423  for year ended December 31, 2010, a decrease in net revenues of $4,618,740 or  approximately  6.9%.  The primary  reason for the decrease in net revenues is related to Tyree's operations.  Tyree's net revenues decreased by over $8 million,  but the  difference  was  partially  offset by an increase  in net  revenues  for  Baker's  Pride  and the  addition  of EQS's net revenues  for the year ended  December  31,  2011.  A detailed  analysis  of ach

                                       30
subsidiary company's individual net revenue can be found within their respective management's discussions and analysis sections of this form 10-K.

COST OF REVENUES

Cost of revenues for the year ended  December 31, 2011  totaled  $48,305,007  or approximately  77.5% of net revenues  compared to $51,406,007  or  approximately
76.8% of net revenues for the year ended December 31, 2010. Cost of revenues was relatively  unchanged  as a percentage  of net  revenues  between the year ended
December 31, 2011 and December 31, 2010. A detailed  analysis of each subsidiary company's  individual  cost of revenues  can be found  within  their  respective management's discussions and analysis sections of this form 10-K.

OPERATING EXPENSES

Operating  expenses for the year ended  December  31, 2011  totaled  $27,363,962 compared to  $15,718,378  for the year ended  December 31, 2010,  an increase in operating expenses of $11,645,584 or approximately 74.1%. The primary reason for the  increase  in  operating  expenses is related to the  addition of  Amincor's corporate  operating expenses in addition to an intangible  impairment on Tyree.
Amincor's corporate  operating expenses totaled  approximately $10.0 million and the impairment on Tyree's  intangibles  totaled  approximately  $1.7 million.  A detailed analysis of each subsidiary company's individual operating expenses can be found within their respective management's  discussions and analysis sections of this form 10-K.

LOSS FROM OPERATIONS

Loss from  operations for the year ended  December 31, 2011 totaled  $13,371,286 compared to loss from  operations  of $207,962  for the year ended  December 31,
2010, an increase in loss from operations of $13,163,324. The primary reason for the increase in loss from operations is related to the decreases in net revenues and the increases in operating expenses as noted above.

OTHER EXPENSES (INCOME)

Other expenses for the year ended December 31, 2011 totaled $628,307 compared to
$48,885 for the year ended  December 31, 2010, an increase in other  expenses of
$579,422.

NET LOSS FROM CONTINUING OPERATIONS

Net loss from  continuing  operations  totaled  $13,999,593  for the year  ended
December 31, 2011 compared to $441,097 for the year ended  December 31, 2010, an increase in net loss from  continuing  operations  of  $13,558,496.  The primary reasons for the increase in net loss from  continuing  operations  is related to the  increases  in  operating  expenses  and the  decrease  in net  revenues  as mentioned above.

NET LOSS FROM DISCONTINUED OPERATIONS

Net loss from  discontinued  operations  totaled  $9,059,608  for the year ended
December 31, 2011 compared to $6,534,123  for the year ended  December 31, 2010, an increase in net loss of $2,525,485 or approximately  38.7%. The net loss from discontinued  operations  related to Masonry Supply Holding Corp. was $3,918,111 for the year ended  December 31, 2011 compared to $2,492,860  for the year ended
December 31, 2010, an increase in net loss of $1,425,251 or approximately 57.2%.
The primary reason for the increase in net loss was related to asset write downs associated  with the  discontinuation  of Masonry,  including a write off of its intangible  assets,  a write down of its property  plant,  and  equipment to its expected  net  realizable  value,  a write down of inventory to its expected net realizable value and an increase in the reserve on Masonry's  existing  accounts receivable.  The net loss from discontinued  operations related to Tulare Frozen
Foods, LLC was $3,001,639 for the year ended December 31, 2011 compared to a net loss of $2,718,529 for the year ended December 31, 2010, an increase in net loss of $283,110 or  approximately  11.2%. The primary reason for the increase in net loss related to the operations of Tulare Frozen Foods,  LLC was the inability of the Tulare to increase prices related to rising raw material costs. The net loss

                                       31
from  discontinued  operations  related to Epic Sports  International,  Inc. was
$626,677  for the  year  ended  December  31,  2011  compared  to a net  loss of
$1,683,608  for the year ended  December  31,  2010,  a decrease  in net loss of
$1,056,931 or  approximately  62.8%. The primary reasons for the decrease in net loss was due to overhead  reductions  related to  marketing  and  promotions,  a reduction in staff and  reductions in third party  consulting.  The remainder of the net loss from discontinued  operations related to Amincor Other Assets which was $2,034,588  for the year ended  December 31, 2011,  compared to $471,344 for the year ended  December  31,  2010,  an increase in net loss of  $1,563,244  or approximately 331.7%. The primary reason for the increase in net loss was a $1.9 million  impairment  of  property  and  equipment  held for  sale in  Allentown,
Pennsylvania in 2011.

NET LOSS

Net loss totaled  $23,059,201  for the year ended  December 31, 2011 compared to
$6,975,220  for the year ended  December  31,  2010,  an increase in net loss of
$16,083,981.  The primary reasons for the increase in net loss is related to the increases in operating  expenses and the  decreases in net revenues as mentioned above. In addition,  the additional  losses incurred due to write offs and write down on the discontinued  operations further  contributed to the decrease in net increase s between the two periods.

RESULTS FROM OPERATIONS FOR THE YEARS ENDED DECEMER 31, 2010 AND 2009

NET REVENUES

Net revenues for the year ended December 31, 2010 totaled  $66,916,423  compared to $70,894,139  for the year ended December 31, 2009, a decrease in net revenues of $3,977,716 or approximately  5.6%. The primary reason for the decrease in net revenues is related to Tyree;  Tyree's net revenues  decreased by  approximately
$3.9 million.  A detailed analysis of each subsidiary  company's  individual net revenues  can be found  within  their  respective  management's  discussion  and analysis sections of this Form 10-K.

COST OF REVENUES

Cost of revenues for the year ended  December 31, 2010  totaled  $51,406,007  or approximately  76.8% of net revenues  compared to $56,103,034  or  approximately
79.1% of net  revenues for the year ended  December  31, 2009.  Cost of revenues improved  as a  percentage  of sales for the year  ended  December  31,  2010 as
Tyree's cost of goods sold as a percentage of its revenues  decreased from 82.3%
for the year ended  December 31, 2009 versus  79.6% for the year ended  December
31, 2010. A detailed  analysis of each subsidiary  company's  individual cost of revenues  can be found  within  their  respective  management's  discussion  and analysis sections of this Form 10-K.

OPERATING EXPENSES

Operating  expenses for the year ended  December  31, 2010  totaled  $15,718,378 compared to  $14,454,974  for the year ended  December 31, 2009,  an increase in operating  expenses of $1,263,404 or approximately  8.7%. The primary reason for the  increase in  operating  expenses  was related to expenses  associated  with
Amincor's  corporate  office  which  was not in  operation  for the  year  ended
December 31, 2009. The increase was partially offset by a reduction in operating expenses of  approximately  $400,000  during the year ended December 31, 2010 on
Baker's Pride.

                                       32
(LOSS) INCOME FROM OPERATIONS

Loss from  operations  for the year ended  December 31, 2010 totaled  ($207,962)
compared to income from  operations of $336,131 for the year ended  December 31,
2009, a decrease in income from  operations of $544,093.  The primary reason for the decrease in income from  operations is related to the increases in operating expenses as noted above.

OTHER EXPENSES

Other expenses for the year ended December 31, 2010 totaled $48,885  compared to
$1,858,197 for the year ended December 31, 2009, a decrease in other expenses of
$1,809,312 or approximately  97.4%. The primary reason for the decrease in other expenses is related to lower interest expense due to more intercompany financing of debt in 2010.

NET LOSS FROM CONTINUING OPERATIONS

Net loss from continuing operations for the year ended December 31, 2010 totaled
$441,097 compared to $1,522,066 for the year ended December 31, 2009, a decrease in net loss from operations of $1,080,969 or  approximately  71.0%.  The primary reason for the decrease in net loss from  operations is related to the decreases in other expenses as noted above.

NET LOSS FROM DISCONTINUED OPERATIONS

Net loss from  discontinued  operations  totaled  $6,534,123  for the year ended
December  31,  2010  compared  to a net loss  from  discontinued  operations  of
$9,926,064  for the year ended  December  31,  2009, a decrease in net loss from discontinued  operations of $3,391,941 or approximately 34.2%. The net loss from discontinued  operations  related to Masonry Supply Holding Corp. was $2,492,860 for the year ended  December 31, 2010  compared to a net loss of $0 for the year ended  December 31,  2009,  an increase in net loss of  $2,492,860.  The primary reason for the increase in net loss was related Masonry becoming a subsidiary in
2010, as such there were no losses  incurred  during the year ended December 31,
2009. The net loss from discontinued  operations related to Tulare Frozen Foods,
LLC was  $2,718,529  for the year ended December 31, 2010 compared to a net loss of  $7,415,801  for the year ended  December 31, 2009, a decrease in net loss of
$4,697,272 or  approximately  63.3%.  The primary reason for the decrease in net loss was related to improvements in cost of sales and a more favorable  interest rate on Tulare's credit line. The net loss from discontinued  operations related to Epic Sports  International,  Inc. was  $1,683,608 for the year ended December
31, 2010,  compared to a net loss of $2,233,572  for the year ended December 31,
2009,  a decrease in net loss of $549,964 or  approximately  24.6%.  The primary reason for the  decrease  in net loss was related to a more  favorable  on ESI's credit line. The remainder of the net loss from discontinued  operations related to Amincor  Other  Assets was  $471,344  for the year ended  December  31,  2010 compared to $756,691  for the year ended  December  31,  2009, a decrease in net loss of $285,347 or  approximately  37.7% and related to Allentown  property and equipment  designated  as an asset  held for sale as of June 30,  2010,  thus no depreciation was recorded for Allentown in the second half of 2010.

NET LOSS

Net loss for the year ended  December  31, 2010 totaled  $6,975,220  compared to
$11,448,130  for the year ended  December  31,  2009,  a decrease in net loss of
$4,472,910 or  approximately  39.1%.  The primary reason for the decrease in net

                                       33
loss is related  to the  improvements  in cost of goods sold and more  favorable interest rates as noted above.

BAKER'S PRIDE, INC.

SEASONALITY

During the year ended December 31, 2011,  Baker's Pride began producing  cookies at its South Street Bakery  facility.  Seasonality  influences the operations of the South Street Bakery facility as cookie sales are typically higher during the winter  holiday  season when  compared to the summer  season.  Operations at the
Jefferson Street are not influenced by seasonality. However, the donut operation at the Mt.  Pleasant  Street  operation  will greatly be affected by seasonality once it is operational.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2011 AND 2010

NET REVENUES

Net revenues for the year ended December 31, 2011 totaled  $15,968,945  compared to  $13,292,090  for the year ended December 31, 2010, an increase of $2,676,855 or approximately  20.1%. All revenue was generated by BPI's Jefferson Street and
South  Street  facilities  as the Mt.  Pleasant  facility is  awaiting  funds to complete the start-up of donut and brownie production.

Bread sales for the year ended December 31, 2011 totaled $13,565,216 compared to
$12,274,475  for the year ended  December 31, 2010, an increase of $1,290,741 or approximately 10.5%. Factors contributing to this increase were: Effective April
2011, the company was able to increase wholesale prices by approximately 7%. Due to the April 2011  effective date of this increase an increase of 5.25% in sales was realized for the year ended December 31, 2011 as related to bread sales.  In late July,  BPI's customer wished to convert to granulated cane sugar from using high  fructose  corn  syrup in the bread BPI  produces  for  them.  This  change resulted in an increase of $0.025 in the wholesale  price to compensate  for the additional  cost of this change.  Comparison of the bread category sales between
2010 and 2011 reflected two unusual events.  In May 2010,  production was halted at the Jefferson  Street Bakery due to a flash flood which resulted in a loss of sales of  $227,375.  On December  24,  2010,  a fire  occurred at a  neighboring building  to the  Jefferson  Street  facility  resulting  in a loss of  sales by
$23,695.  The  customer  raised  retail  prices  on some  varieties  of bread to compensate  for the  wholesale  price  increase  which in turn  appears  to have resulted  in  reduction  of sales and units  produced  at the  Jefferson  Street facility.

Bread sales on a national level for the year ended December 31, showed a similar trend as  BPI's.  Total  bread  sales for all  stores  according  to  Industrial
Research  Institute  ("IRI") data for all of 2011  indicated a sales increase of only 1.4% and units showed a decrease of 4.3% for the year.  The areas served by our  Jefferson  Street  Bakery,  the Plains and Great  Lakes  Regions,  showed a decrease in total bread units of approximately  the same percentage  (4.3%) most of which  came from the Sara Lee and Wonder  brands.  Management  believes  that customers  are  visiting  their food  stores  less often due to higher  gasoline prices which has caused the aforementioned decrease in total bread units.

Donut sales for the year ended December 31, 2011 totaled $1,142,268  compared to
$1,018,107  for the year ended  December  31,  2010,  an increase of $124,161 or approximately  12.2%.  The  company  was able to  justify an  increase  in donut wholesale  prices of 7.0% to compensate for the increases in input costs. Due to the late  April  effective  date of this price  increase,  donut  sales  dollars

                                       34
increased by 5.0% for the year ending December 31, 2011. The amount of the sales increase for 2011, due to increased  unit sales when compared to 2010,  amounted to an increase of $68,162.

Cookie sales for the year ended December 31, 2011 totaled $1,260,243 compared to
$0 for the year ended December 31, 2010.  Bakers Pride, Inc. took control of the
Clear Lake Iowa bakery operation in late August 2011.

COST OF REVENUES

Cost of revenues for the year ended  December 31, 2011  totaled  $11,667,289  or approximately  73.1% of net revenues  compared to  $9,120,205  or  approximately
68.6% of net  revenues  for the year ended  December  31,  2010,  an increase of
$2,547,084  or  approximately  27.9%.  This  was  primarily  due to the  cost of revenues and the costs related to acquisition and start up of the newly acquired
South Street  Bakery.  . Much of these  increased  costs will not be reoccurring expenses.
Of this  increase of  $2,547,084  in cost of revenues,  the South Street  Bakery generated  an increase of  $1,491,329  with net revenues of  $1,260,243  and the
Jefferson  Street  Bakery had net sales of  $13,292,092  and cost of revenues of
$10,175,961.

OPERATING EXPENSES

Operating  expenses for the year ended  December 31, 2011 totaled  $4,853,875 or approximately  30.4% of net  revenues  compared  to  $3,964,582  or 29.8% of net revenues  for the year ended  December  31,  2010,  an  increase  of $889,293 or approximately  22.4%.  This increase in operating  expenses was primarily due to the South Street Bakery, the new operation,  which added approximately  $607,957 to BPI's  operating  expenses  for the 4 1/2 months that the bakery  operated in
2011. Much of these expenses are non-reoccurring.

INCOME (LOSS) FROM OPERATIONS

Loss from operations for the year ended December 31, 2011 totaled  ($552,219) or approximately  (3.5%) of net  revenues  compared  to income from  operations  of
$207,303 or  approximately  1.6% of net revenues for the year ended December 31,
2010, a decrease in income from  operations of $759,522.  The decrease in profit from  operations  was  primarily  due to the  increases  in cost of revenues and operating expenses associated with the startup of the South Street Bakery.

OTHER EXPENSES (INCOME)

Other expenses (income) for the year ended December 31, 2011 totaled $276,696 or approximately 1.7% of net revenues compared to of $476,916 or approximately 3.6%
of net  revenues  for the year ended  December  31,  2010,  a decrease  in other expenses of $200,220 or approximately 42.0%.

Other income for the year ended December 31, 2011 totaled ($64,048)  compared to other income of ($102,776)  for the year ended  December 31, 2010, a decrease in other  income of $10,914 or  approximately  14.6%.  The  primary  reason for the decrease in other income was a result of a one time insurance payment s due to a flash flood that occurred in 2010.

Other expenses for the year ended December 31, 2011 totaled $340,743 compared to other expenses of $579,692 for the year ended December 31, 2010, a decrease s of
$238,949 or approximately 41.2%. The primary reason for this decrease was due to a decrease in the interest rate on financing agreements.

                                       35
NET LOSS

Net loss for the year ended December 31, 2011 totaled $828,915 compared to a net loss of $269,613 for the year ended December 31, 2010, an increase s of $559,302 or approximately 207.4%. Of the Company's net loss of $829,915, the South Street
Bakery, Inc. generated $834,904 of this net loss.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009

NET REVENUES

Net revenues for the year ended December 31, 2010 totaled  $13,292,090  compared to  $13,345,574  for the year ended  December 31, 2009, a decrease of $53,484 or approximately 0.4%. All revenues was generated by BPI's Jefferson Street Bakery,
Inc. as the Mt.  Pleasant  facility is  awaiting  funds to complete  start-up of donut, brownie and cookie production.

There were two unusual events that negatively  affected sales during the period:
a flash flood at the Jefferson Street Bakery on May 13, 2010 which resulted in 6 days of lost production and sales approximately  totaling $230,000;  on December
24,  2010 a fire  in a  neighboring  building  to the  Jefferson  Street  Bakery resulted  in lost  production  and  sales of  approximately  $25,000.  Had these unusual  events not  occurred  sales for the year ended  December 31, 2010 would have been $13,543,160; an increase of $197,586 or approximately 1.5%.

Bread sales for year ended  December  31, 2010 totaled  $12,274,475  compared to
$12,171,169  for year  ended  December  31,  2009,  an  increase  of  103,306 or
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

COST OF REVENUES

Cost of revenues for the year ending  December 31, 2010  totaled  $9,120,205  or approximately  68.6% of net  revenues  compared to  $9,154,517  or 68.6 % of net revenues  for the year  ending  December  31,  2009,  a  decrease  of $34,312 or approximately 0.4%. Cost of revenues benefited from the following  efficiencies:
a  new  benefit   package  was  installed   that  required  more  employee  cost
participation  and  modified  work  schedules  at the  Jefferson  Street  Bakery resulted in a reduction of the number of employees and supervisors required. The resulting  savings for the year  December  31, 2010  compared to the year ending
December 31, 2009 for direct labor was $97,563 or approximately 3.3%.

Moderating  input costs in the first half of the 2010  reduced  cost of revenues for that  period;  but a drought in Russia and  Ukraine in August of 2010 caused wheat, grain and subsequently flour prices to surge dramatically.  Even with BPI

                                       36
taking  a multi  month  flour  position  earlier  in  2010  that  offered  price protection;  the  benefit of the  moderating  input costs early in the year were effectively negated.

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

Prior to year end,  BPI began the  process of  reviewing  wholesale  prices with customers as Management sought to compensate for the increased input costs. A 7%
wholesale price increase was instituted in March 2011.

OPERATING EXPENSES

Operating  expenses for the year ended  December 31, 2010 totaled  $3,964,582 or approximately  29.8% of net revenues  compared to  $4,319,410  or  approximately
32.4% of net  revenues  for the year ended  December  31,  2009,  a decrease  of
$354,828 or approximately 8.2%. The decrease in operating expenses during fiscal
2010 was a  primarily  a result of a  voluntary  reduction  in  salary  from the executive and administration  staff.  Executive and administration  salaries for the year ended December 31, 2010 totaled $768,495 compared to $1,065,381 for the year ending December 31, 2009, a decrease of $296,886 or approximately 27.9%.

INCOME (LOSS) FROM OPERATIONS

Income from operations for the year ended December 31, 2010 totaled  $207,303 or approximately  1.6%  of  net  revenues  compared  to  loss  from  operations  of
($128,353) or  approximately  (1.0%) of net revenues for the year ended December
31,  2009,  an increase  in net income of  $335,656.  The  decrease in loss from operations was primarily due to  aforementioned  cost of revenues  decreases and general & administration expenses decreases.

OTHER EXPENSES (INCOME)

Other expenses (income) for the year ended December 31, 2010 totaled $476,916 or approximately  3.6% of net  revenues  compared  to other  expenses  (income)  of
$654,844 or  approximately  4.9% of net revenues for the year ended December 31,
2009, a decrease in other expenses of $177,928, or approximately 27.2%.

Other income for the year ended December 31, 2010 totaled ($102,776) compared to other income of ($77,100)  for the year ended  December 31, 2009, an increase in other income of $25,676 or approximately 33.3%. The increase in other income was a result of insurance payments for a portion of the loss due to the flash flood.

Interest  and other  expenses  for the year  ended  December  31,  2010  totaled
$579,692  compared to interest and other expenses of $731,944 for the year ended
December 31, 2009, a decrease of $152,252 or  approximately  20.8%. The decrease in interest and other  expenses was  primarily due to a decrease in the interest rate on the financing agreements.

                                       37
NET LOSS

Net loss for the year ended  December  31,  2010  totaled  $269,613  compared to
$783,197  for the year  ended  December  31,  2009,  a  decrease  in net loss of
$513,584 or  approximately  65.6%. The decrease in net loss was primarily due to stable sales even with several unusual events,  the  aforementioned  decrease in cost of revenues as a result of efficiencies  that more than offset the increase in input costs, a decrease in operating expenses and an increase in other income that more than offset the increase in other expenses.

ENVIROMENTAL QUALITY SERVICES, INC.

EQS was  acquired on January 3, 2011 and as such has no  historical  information for the year ended December 31, 2010 on which a formal  Management's  Discussion and Analysis can be compared  to.  Management  intends to file its first MD&A on our Form 10-Q filing for the quarter ended March 31, 2012.

TYREE HOLDINGS, INC.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2011 AND 2010

BUSINESS CONDITIONS

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

On December 5, 2011 Tyree's largest customer,  Getty Petroleum  Marketing,  Inc.
("GPMI")  filed for  Chapter  11  bankruptcy  protection  in the  United  States
Bankruptcy  Court in the Southern  District of New York. This bankruptcy  filing had a significant impact on Tyree operations and financial activities.  Although not finalized,  losses from  pre-petition  accounts  receivable is approximately
$1,500,000.  Immediately  following the  bankruptcy  filing of GPMI, all ongoing work  with this  customer  was  significantly  reduced  and  plans  for  Tyree's restructuring  began,  including a reduction of  approximately  15% in workforce during the first quarter of 2012.

FINANCING

Tyree maintains a $15,000,000 revolving credit agreement with its Parent Amincor which expires on January 17, 2013.  Borrowings  under this agreement are limited to 70% of  eligible  accounts  receivable  and  the  lesser  of 50% of  eligible inventory or  $4,000,000.  The balances  outstanding  under this  agreement were
$4,629,981  and  $4,128,408  as of  December  31,  2011 and 2010,  respectively.
Borrowings  under this  agreement  are  collateralized  by a first lien security interest  in all  tangible  and  intangible  assets  owned by  Tyree.  Tyree had
$10,370,019 and $10,871,592 of unused amounts  available on the revolving credit agreement at December 31, 2011 and 2010, respectively, subject to borrowing base limitations.  Availability  of funding  from  Amincor is  dependent on Amincor's liquidity.  The annual interest rate charged on this loan was  approximately  5%
for the years ending December 31, 2011 and 2010.

                                       38
LIQUIDITY

Tyree  incurred  losses for the year ended  December  31, 2011 of  ($7,737,817).
Tyree  produced an after tax profit of $513,763 for the year ended  December 31,
2010.

Weather related problems during the first quarter,  coupled with Tyree's largest customer  filing  bankruptcy in the fourth  quarter,  produced  large losses and resulted  in  corporate  cash  demands  well in  excess  of  available  funding.
Management  responded  with a plan to term  out all  current  vendors.  Much was accomplished  during 2011 with $1.9 million moving from accounts payable to long and short term debt. Management expects most of the remaining e vendors to agree to terms  early in 2012 thus  addressing  the cash  shortfall  produced in 2011, while leaving some  availability on Tyree's  revolving  credit line.  Management believes they have sufficient  access to working  capital to sustain  operations through December 31, 2012.

In October 2011,  management  completed a restructuring of operational  overhead that resulted in a reduction of $2.3m of overhead expenses.  Eighteen additional employees were terminated and their related expenses were no longer incurred.

 In  December  2011  GPMI,  tyree's  largest  customer,  filed  for  Chapter  11 bankruptcy  protection  as discussed  in Item 3 above.  In reaction to the same, management  reduced employee  headcount by an additional 33 full time employees, rescheduled  AP,  reduced  management's  salaries  and  continues  to  negotiate reductions  in  its  real  estate  expenses.  Realized  savings  annualized  are approximately  $2.8  million  as a  result  of  these  actions.  Total  overhead reductions  for the last 6 months are  approximately  $5.1  million.  During the time,  inventory and equipment were also sold.  Management  continues to analyze the overhead  expense and will  continue to reduce it as it works to replace the business lost as a result of the GPMI bankruptcy filing.

EXISTING CREDIT FACILITIES

Tyree's current  revolving  credit  facility,  with its parent  Amincor,  has an available  credit line of  approximately  $1,000,000.  During  2011,  Tyree drew
$1,100,000 early in the year and repaid $598,427 during the year resulting in an increase  in the  amounts  due to  Amincor.  The  existing  credit  facility  is sufficient to support the existing  business volume of Tyree, but growth will be difficult  until  either  new  working  capital  is  earned  through  profitable operations  or new equity is  invested  into  Tyree to  facilitate  organic  and acquisition  based growth.  The existing credit facility  expires on January 17,
2013 which will require management to put in place a new agreement during 2012.

NET REVENUES

Net revenues for the year ended December 31, 2011 totaled  $45,311,720  compared to $53,624,333 for the year ended December 31, 2010, a decrease of $8,312,613 or approximately  15.5%.  The decrease is primarily  due to the  difficult  weather conditions  encountered  during  the  first  quarter  and  the  Getty  Petroleum
Marketing bankruptcy filing in the fourth quarter:

                                       39
         Revenues                                 2011                  2010
         --------                             ------------          ------------
Service and Construction                      $ 31,274,327          $ 33,864,874
Environmental, Compliance and  Engineering      13,478,242            19,102,598
Manufacturing / International                      559,151               656,861
                                              ------------          ------------
Total                                         $ 45,311,720          $ 53,624,333
                                              ============          ============

COST OF REVENUES

Cost of revenues for the year ended  December 31, 2011  totaled  $35,936,461  or approximately  79.3% of net revenues  compared to  $42,677,354,  or 79.6% of net revenues  for the  year  ended  December  31,  2010.  The cost of  revenues  was basically the same on a percentage of sales basis.

OPERATING EXPENSES

Operating expenses for the year ended December 31, 2011 totaled $16,280,658,  or approximately  35.9% of net revenues  compared to $10,539,820,  or approximately
19.7% of net  revenues  for the year ended  December  31,  2010,  an increase of
$5,740,838 or approximately 54.5%. The increase in operating expenses during the year ended December 31, 2011 was primarily due to one time accounting charges. A charge was  recorded  for a provision  for doubtful  accounts of  $1,454,213  to reserve  for  pre-petition  accounts  receivable  of  Tyree's  largest  customer
(compared to a reduction of the  allowance  in 2010 of  $512,352).  In addition, intangible  assets were  written  down by  $1,717,238  due to a reduction in the estimated lives of non-compete agreements with officer's of Tyree.

(LOSS) INCOME FROM OPERATIONS

Loss from operations for the year ended December 31, 2011 totaled  ($6,905,368), or approximately (15.2%) of net revenues, compared to the profit from operations of $407,159,  or approximately  0.8% of net revenues for the year ended December
31, 2010,  an increase in loss from  operations of  $7,312,527.  The increase in loss from  operations was primarily due to a drastic drop in sales as previously discussed  with  the  corresponding  reduction  in  operating  expenses  and the increase in selling, general and administrative expenses as noted above.

OTHER EXPENSES (INCOME)

Other  expenses  for the year ended  December  31,  2011  totaled  $832,449,  or approximately  1.8% of net revenues  compared to other income of ($290,854),  or approximately  0.5% of net  revenues for the year ended  December  31, 2010,  an increase in other expenses of $1,123,303.  The increase in other expenses during the year ended  December 31, 2011 was primarily due  accounting  adjustments  in
2010. The majority of the other income in 2010 was related to the reversal of an opening  balance  sheet  accrual for taxes due to New York state that settled in late 2010 in  addition to certain  audit  adjustments  related to other  assumed liabilities also recorded on the opening balance sheet.

                                       40
NET (LOSS) INCOME

Net loss for the year ended December 31, 2011 totaled ($7,737,817) compared to a net income of $513,763 for the year ended  December 31, 2010, an increase in net loss of  $8,251,580.  The increase in net loss was  primarily due to the factors noted above.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009

NET REVENUES

Net revenues for the year ended December 31, 2010 totaled  $53,624,333  compared to $57,548,565 for the year ended December 31, 2009, a decrease of $3,924,232 or approximately  6.8%.  The  decrease is primarily  due to a customer  slowdown in infrastructure capital expenditures.

COST OF REVENUES

Cost of revenues for the year ended  December 31, 2010  totaled  $42,677,354  or approximately  79.6% of net revenues  compared to  $47,340,069,  or 82.3% of net revenues  for the year ended  December 31,  2009,  a decrease of  $4,662,715  or approximately  9.8%. The decrease in cost of revenues reflects Tyree's increased efforts at improving margin.  The most notable  improvement  occurred within the
Service and  Construction  Business Unit as its gross profit margin for the year ended  December 31, 2010 was 13.7%  compared to 8.8% for the year ended December
31, 2009.

OPERATING EXPENSES

Operating expenses for the year ended December 31, 2010 totaled $10,539,820,  or approximately  19.7% of net revenues  compared to $10,831,583,  or approximately
18.8% of net  revenues  for the year ended  December  31,  2009,  a decrease  of
$291,763 or  approximately  2.7%. The decrease in operating  expenses during the year ended  December 31, 2010 was primarily due to cost  reductions  realized by self-insuring the employees' medical plan, resulting in savings of approximately
$155,000, and Management's focus on reducing corporate overhead.

INCOME (LOSS) FROM OPERATIONS

Profit from operations for the year ended December 31, 2010 totaled $407,159, or approximately  0.8% of net  revenues,  compared to the loss from  operations  of
($623,087),  or approximately  (1.1%) of net revenue for the year ended December
31, 2009, an increase in income from  operations of $1,030,246.  The increase in profit from operations was primarily due to an improvement in operating  margins reflected  in  the  gross  profit,  an  improvement  in  managing  the  accounts receivable and reductions in selling, general and administrative costs.

OTHER INCOME (EXPENSE)

Other income for the year ended December 31, 2010 totaled  $290,854  compared to other expense of $1,203,353 for the year ended December 31, 2009, an increase in other income of $1,494,207.  The primary increases in other income resulted from the  settlement of a prior year tax liability  for  approximately  $641,000 less than its accrued liability, a refund of federal taxes of approximately $120,000, and management fees of $740,000.

                                       41
NET INCOME (LOSS)

Net income for the year ended December 31, 2010 totaled  $513,763  compared to a net loss of  ($1,826,440)  for the year ended  December 31, 2009, an increase in net income of  $2,340,203.  The increase in net income was  primarily due to the factors noted above net of the increase in income taxes of $184,250.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our Management's  Discussion and Analysis of Financial  Condition and Results of
Operations is based upon our consolidated financial statements,  which have been prepared in accordance  with  accounting  principles  generally  accepted in the
United  States  of  America.  The  preparation  of  our  consolidated  financial statements in accordance  with U.S. GAAP requires us to make certain  estimates, judgments  and  assumptions  that  affect  the  reported  amount of  assets  and liabilities as of the date of the financial statements, the reported amounts and classification  of revenues and expenses during the periods  presented,  and the disclosure of contingent  assets and liabilities.  We evaluate our estimates and assumptions  on an ongoing  basis and  material  changes in these  estimates  or assumptions could occur in the future.  Changes in estimates are recorded on the period  in  which  they  become  known.  We base  our  estimates  on  historical experience and various other  assumptions that we believe to be reasonable under the  circumstances  and at that  time,  the  results of which form the basis for making  judgments about the carrying  values of assets and liabilities  that are not readily  apparent from other sources.  Actual results may differ  materially from these estimates if past experience or other assumptions doe not turn out to be substantially accurate.

We  believe  that the  accounting  policies  described  below  are  critical  to understanding  out business,  results of  operations,  and  financial  condition because they involve significant judgments and estimates used in the preparation of our consolidated financial statements. An accounting is deemed to be critical if it requires a judgment or accounting estimate to be made based on assumptions about matters that are highly uncertain , and if different  estimates that could have been used, or if changes in the  accounting  estimates  that are reasonably likely  to  occur  periodically  ,  could  materially  impact  our  consolidated financial  statements.  Other significant  accounting policies,  primarily those with lower levels of uncertainty  than those discussed  below, are also critical to  understanding  our  consolidated  financial  statements.  The  notes  to our consolidated  financial statements contain additional information related to our accounting policies and should be read in conjunction with this discussion.

BASIS OF PRESENTATION

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

USE OF ESTIMATES

The  preparation  of  financial  statements  in  conformity  with GAAP  requires management to make estimates and assumptions  that affect the reported amount of assets and liabilities  and the disclosure of contingent  assets and liabilities at the date of the financial  statements,  and the reported  amounts of revenues and expenses during the reporting  periods.  Significant  estimates  include the valuation of goodwill and  intangible  assets,  the useful lives of tangible and

                                       42
intangible  assets,  depreciation  and  amortization  of property and equipment, allowances for doubtful accounts and inventory  obsolescence,  estimates related to  completion  of contracts and loss  contingencies  on particular  uncompleted contracts,  and the valuation  allowance on deferred tax assets.  Actual results could differ from those estimates.

REVENUE RECOGNITON

BPI

Revenue is  recognized  from product sales when goods are delivered to the BPI's shipping  dock,  and are made  available for pick-up by the  customer,  at which point title and risk of loss pass to the customer.  Customer sales discounts are accounted for as reductions in revenues in the same period the related sales are recorded.

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

Tyree  uses  the  percentage-of-completion   method  on  construction  services,
measured by the  percentage of total costs  incurred to date to estimated  total costs for each contract.  This method is used because management considers costs to date to be the best available measure of progress on these contracts.

Provisions for estimated losses on uncompleted  contracts are made in the period in which overall  contract losses become  probable.  Changes in job performance, job conditions and estimated  profitability,  including those arising from final contract  settlements,  may  result  in  revisions  to costs and  income.  These revisions are recognized in the period in which it is probable that the customer will approve the variation  and the amount of revenue  arising from the revision can be reliably  measured.  An amount equal to contract  costs  attributable  to claims is included in revenues when  negotiations  have reached an advance stage such that it is probable  that the customer will accept the claim and the amount can be measured reliably.

The asset  account  "Costs  and  estimated  earnings  in excess of  billings  on uncompleted  contracts,"  represents  revenues  recognized  in excess of amounts billed.

The liability  account,  "Billings in excess of cost and  estimated  earnings on uncompleted contracts," represents billings in excess of revenues recognized.

Certain  revenues  were  recognized on fixed priced  construction  contracts and modified  fixed-priced  construction  contracts on the completed contract method for the year ended  December  31, 2009.  Under the  completed  contract  method, revenues  and costs  from  construction  projects  were  recognized  only when a project had been  substantially  completed.  Contract  costs included all direct material,  labor, equipment,  and subcontract costs as well as other job related
costs.  Changes  in  job  performance  and  job  conditions,   contract  penalty
revisions,  final  contract  settlements,  change order claims,  other  contract revisions  were  recognized at the  completion of the contract.  Provisions  for estimated losses on uncompleted  contracts were made when it had been determined

                                       43
that a loss was  probable.  In the event a provision  for  estimated  losses was deemed  necessary,  the entire  estimated  loss was  recognized in the period in which the determination arose.

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

Tyree's accounts receivable for maintenance and repair services and construction contracts are recorded at the invoiced  amount and do not bear interest.  Tyree,
BPI and EQS extend  unsecured  credit to  customers  in the  ordinary  course of business but mitigates  the  associated  risks by  performing  credit checks and actively  pursuing  past due  accounts.  Tyree  follows  the  practice of filing statutory  "mechanics" liens on construction  projects where collection problems are anticipated.

MORTGAGES/LOANS RECEIVABLE

The mortgages  receivable consist of commercial loans collateralized by property in Pelham Manor, New York. The loans were non-performing and property was in the process of  foreclosure  as of December 31, 2011.  The value of the mortgages is based on the fair value of the collateral.

ALLOWANCE FOR LOAN LOSSES

The  allowance  for loan losses is  established  as losses are estimated to have occurred  through a provision for loan losses charged to  operations.  A loan is determined  to be  non-accrual  when it is probable that  scheduled  payments of principal  and  interest  will  not  be  received  when  due  according  to  the contractual  terms of the loan  agreement.  When a loan is placed on non-accrual status, all accrued yet uncollected  interest is reversed from income.  Payments received on non-accrual loans are generally applied to the outstanding principal balance. Loans are removed from non-accrual status when management believes that the borrower will resume making the payments required by the loan agreement.

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

                                       44
likely than not that  impairment  may have  occurred.  If the carrying  value of goodwill or an  indefinite-lived  intangible  asset  exceeds its fair value,  an impairment loss is recognized.

Intangible  assets  with  finite  lives are  recorded  at cost less  accumulated amortization.  Finite-lived  tangible  assets are  amortized on a  straight-line basis over the expected useful lives of the respective assets.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company  evaluates the fair value of long-lived assets on an annual basis or whenever events or changes in  circumstances  indicate that its carrying amounts may not be recoverable.  Accordingly, any impairment of value is recognized when the carrying amount of a long-lived asset exceeds its fair value.

SHARE-BASED COMPENSATION

All share-based  awards to employees are measured based on their grant date fair values and are charged to expenses  over the period  during which an employee is required to provide  services in exchange  for the award (the  vesting  period).
Employee  share-based  awards under the Company's  Stock  Compensation  Plan are subject to specific vesting conditions. Compensation cost is recognized over the vesting  period based on the grant date fair value of the awards and the portion of the award that is ultimately expected to vest.

RECENT ACCOUNTING PRONOUNCEMENTS

In  July  2010,  the  FASB  issued  ASU  2010-20,  "Receivables  (Topic  310)  -
Disclosures about the Credit Quality of Financing  Receivables and the Allowance
for  Credit   Losses."  The  new  disclosure   guidance   expands  the  existing
requirements and will lead to greater  transparency into a company's exposure to credit losses from lending  arrangements.  The new disclosures of information as of the end of a reporting  period  became  effective for both interim and annual reporting  periods  ending on or after December 15, 2010.  Specific  disclosures regarding  activity  that  occurred  before the issuance of the ASU, such as the allowance  roll forward and  modification  disclosures,  is required for periods beginning on or after  December 15, 2010.  The Company has included the required disclosures in its consolidated financial statements.

In  September  2011,  the FASB issued ASU 2011-08,  "Intangibles  - Goodwill and
Other (Topic 350) -- Testing Goodwill for Impairment".  This amendment allows an entity to first assess qualitative  factors to determine whether it is necessary to perform  the  two-step  quantitative  impairment  test.  The  amendments  are effective for annual and interim goodwill  impairment tests performed for fiscal years  beginning  after December 15, 2011 and early  adoption is permitted.  The
Company  does not  expect  this  amendment  to have an impact  on its  financial position, results of operations or cash flows.

The Company has implemented all new accounting pronouncements that are in effect that are applicable.  These  pronouncements  did not have any material impact on the  consolidated  financial  statements  unless  otherwise  disclosed,  and the
Company does not believe that there are any other new accounting  pronouncements that have  been  issued  that  might  have a  material  impact on its  financial position or results of opera

                                       45
COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following table presents our  commitments and contractual  obligations as of
December 31, 2011, as well as our debt obligations:

                                                             Payments due by Period
                                  ---------------------------------------------------------------------------
                                     Total           2012         2013-2014        2015-2016       Thereafter
                                  ----------      ----------      ----------       ----------      ----------

Long-term debt obligations        $3,647,000      $1,847,000      $1,643,000       $  157,000      $       --
Loan payable to related party        838,000         838,000              --               --              --
Capital lease obligations            914,000         282,000         501,000          131,000              --
Interest on debt obligations         310,000         157,000         140,000           13,000
Operating lease obligations        1,822,305         779,687         848,038          194,580              --
Other long-term obligations               --              --              --               --              --
                                  ----------      ----------      ----------       ----------      ----------
Total                             $7,531,305      $3,903,687      $3,132,038       $  495,580      $       --
                                  ==========      ==========      ==========       ==========      ==========

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Amincor  has not  entered  into,  and does not expect to enter  into,  financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited  consolidated  financial  statements  for the three years ended December 31, 2011 begins on F-1 of this Annual Report on Form 10-K.

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

                                       46
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

Our management has not assessed the  effectiveness  of our internal control over financial  reporting  as of December 31, 2011.  Management  understands  that in making this assessment, it should use the criteria set forth by the Committee of

                                       47
Sponsoring  Organizations  of the  Treadway  Commission  (COSO) in its  Internal
Control-Integrated  Framework.  Although an assessment  using those criteria has not been performed,  our management believes that the Company's internal control over financial reporting was not effective at December 31, 2011.

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

                                       48
ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Amincor's business will be managed by its officers and directors.  The following persons are the officers and directors of Amincor:

                                                                        Director
    Name                Age            Position                          Since
    ----                ---            --------                          -----

John R. Rice III        68    President and Director                      2010
Joseph F. Ingrassia     53    Vice-President, Secretary and Director      2010
Robert L. Olson         68    Chief Financial Officer and Director        2010

Unless otherwise  indicated in the biographical  information below, there are no family relationships among members of our management or Amincor, Inc.'s Board of
Directors (the "Board").

JOHN R. RICE III, PRESIDENT AND DIRECTOR

Mr.  Rice is the  President  and a  Director  of  Amincor,  Inc.  and is jointly
responsible,   with  Mr.  Ingrassia,   for  monitoring  the  operation  and  the
performance of the operating subsidiaries,  their management teams, execution of
their  business  plans  and  growth  strategies,   which  includes   identifying
opportunities, analyzing acquisition or roll up opportunities,  divestitures and investment in the operating  subsidiaries  since January 9, 2008. In addition to his duties with his work at Amincor, Mr. Rice is a managing member and principal of the Capstone group of companies  which he co-founded with Joseph F. Ingrassia in 1994.  Mr. Rice was  responsible  for overseeing  international  marketing of
Capstone's  programs  and  services to  investors,  joint  venture  partners and various  parties who  originated  business  opportunities  for  Capstone and was jointly  responsible  with Mr. Ingrassia for banking  relationships,  client and portfolio  management,  supervision of due diligence and legal documentation and accounting and administration. Mr. Rice studied liberal arts and business at the
University of Miami.

JOSEPH F. INGRASSIA, VICE-PRESIDENT, SECRETARY AND DIRECTOR

Mr. Ingrassia is the Vice-President,  Secretary and a Director of Amincor,  Inc.
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

                                       49
ROBERT L. OLSON, CHIEF FINANCIAL OFFICER AND DIRECTOR ("CFO")

Mr. Olson is the Chief  Financial  Officer and a Director of Amincor,  Inc. with responsibility for financial  projections,  preparation of financial reports and required schedules and analysis for the Company's  auditors.  In addition to his work at  Amincor,  since  2006 Mr.  Olson has been the Chief  Financial  Officer responsible for preparing financial statements in connection with the management of the various  companies  to which the  Capstone  group of  companies  had made loans.  Mr. Olson supervises the accounting  staff,  monitors and reviews client account statements,  accounts receivable reports,  inventory reports,  cash flow and other asset based loans and is responsible for accounts payable  management, cash management,  bank  relationship  management,  general ledger management and audit  coordination.  Mr. Olson has been chief financial officer for private and publicly held corporations for more than 27 years. Mr. Olson received a Bachelor of Science Degree in accounting from Long Island University in 1965.

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

RON DANKO, CHIEF EXECUTIVE OFFICER, 75

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

ROBERT BROOKHART, PRESIDENT, 58

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

The business of Environmental Quality Services, Inc. is managed by its officers:

PATRICIA WERNER-ELS, PRESIDENT, 51

Ms. Werner-Els is the President of Environmental  Quality  Services,  Inc. since
January 2011. She is responsible for the overall  operational  management of the

                                       50
laboratory  which includes the monitoring and review of financial  statements to decrease  expenses;  standards  of  performance  in quality  control and quality assurance;  the validity of the  analyses  performed  and data  generated in the laboratory to assure reliable data. From 1990-2011,  Ms. Werner-Els was employed by  Environmental  Testing  Laboratories,  Inc.,  where she was  responsible for similar  duties.  From 2006 to 2011,  Ms.  Werner  Els  served as  President  of
Environmental  Testing  Laboratories,  Inc. Ms. Werner-Els  received a Bachelors
Degree  in  Environmental  Sciences  from  Fairleigh  Dickinson  University,  in
Madison, New Jersey in 1983.

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

STEVEN TYREE, PRESIDENT AND CHIEF OPERATING OFFICER, 50

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

                                       51
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

                                       52
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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon a review of the filings  furnished  to us  pursuant to Rule  16a-3(e)
promulgated  under the Exchange Act and on  representations  from its  executive officers, directors and persons who beneficially own more than 10% of the Common
Stock,  all filing  requirements  of such  persons  under  Section  16(a) of the
Exchange Act were complied with during the fiscal year ended December 31, 2011.

ITEM 11. EXECUTIVE COMPENSATION

For the fiscal year ended December 31, 2011, Messrs.  Rice,  Ingrassia and Olson each  earned a salary of $160,000  for their  service as  executive  officers of
Amincor plus the option awards discussed below. While Mr. Lucas is the President of Epic Sports  International,  Inc., he does not receive any compensation  from
Epic Sports  International,  Inc. and is currently  compensated  by the Capstone group of companies in his role as Vice-President of Account Management.

The table  below  sets  forth  the  compensation  earned by the Chief  Executive
Officers of Baker's  Pride,  Inc, and Tyree  Holdings Corp. and the President of
Tulare  Holdings,  Inc. for the fiscal years ended  December 31, 2009,  2010 and
2011.  The  compensation  earned  by the  Presidents  of  Environmental  Quality
Services,  Inc.  and Imperia  Masonry  Supply  Corp.,  for the fiscal year ended
December 31, 2011 are included.

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
                                                                                   Value and
                                                                  Non-Equity      Nonqualified
 Name and                                                         Incentive         Deferred
 Principal                                 Stock      Option         Plan         Compensation     All Other
 Position     Year   Salary($)  Bonus($)  Awards($)  Awards($)*  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------     ----   ---------  --------  ---------  ---------   ---------------   -----------   ---------------  ---------

Ron Danko    2009    $269,418     None      None        None         None             None            None        $269,418
CEO          2010    $269,418     None      None        None         None             None            None        $269,418
             2011    $270,000     None      None        None         None             None            None        $270,000

James        2009    $150,000     None      None        None         None             None            None        $150,000
Fikkert      2010    $150,000     None      None        None         None             None            None        $150,000
President    2010    $150,000     None      None        None         None             None            None        $150,000

                                       53

Richard      2009    $339,690     None      None        None         None             None            None        $339,690
Oswald       2010    $334,179     None      None        None         None             None            None        $334,179
CEO          2011    $394,826     None      None        None         None             None            None        $394,826

David        2011    $165,000     None      None        None         None             None            None        $165,000
Raymes
President

Patricia     2011    $ 96,000     None      None        None         None             None            None        $ 96,000
Els
President

----------
* On April 1, 2011, the Board of Directors of the Registrant  approved the grant of options to purchase common stock to Danko (10,000),  Fikkert (10,000), Oswald
(10,000),  Els (7,000) and Raymes  (5,000) with an exercise  price of $1.88.  On each of  September  1, 2011 and  December  1, 2011,  Board of  Directors  of the
Registrant  approved  the grant of options  to  purchase  common  stock to Danko
(10,000),  Fikkert  (10,000),  Oswald  (10,000) and Els (7,000) with an exercise price of $1.73.

The options  exercise  price is based on the estimated  fair market value of the
Registrant's  share price on the date of the grant.  The options vest 50% on the first  anniversary  of the grant date and 100% on the second  anniversary of the grant date, so long as the optionee is still  employed by the  Registrant or its subsidiaries. The options are valid for five years from the grant date and shall expire  thereafter.  Each  optionee  will  sign  a  Non-Qualified  Stock  Option
Agreement with the Registrant  which more fully details the terms and conditions of the grant.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-ENDED DECEMBER 31, 2011.

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

On each of April 1, 2011,  September 1, 2011 and December 1, 2011,  the Board of
Directors of the  Registrant  approved  the grant of options to purchase  common stock to John R. Rice, III, President,  Joseph F. Ingrassia,  Vice-President and
Robert L. Olson, Chief Financial Officer and certain management and employees of
Registrant  and certain  officers  and  employees of its  subsidiary  companies.
Messrs. Rice, Ingrassia and Olson, were each granted 60,000

                                       54
The  options  granted  have  an  exercise  price  of  $1.88,  $1.73  and  $1.73, respectively, based on the estimated fair market value of the Registrant's share price on the date of the grant. The options vest 50% on the first anniversary of the grant date and 100% on the second  anniversary of the grant date, so long as the  optionee  is still  employed by the  Registrant  or its  subsidiaries.  The options  are  valid  for  five  years  from the  grant  date  and  shall  expire thereafter.  Each optionee will sign a Non-Qualified Stock Option Agreement with the Registrant which more fully details the terms and conditions of the grant.

COMPENSATION OF DIRECTORS

There was no  compensation  paid to any  director  during the fiscal  year ended
December 31, 2011 in his capacity as such.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
         RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Class A voting  common  stock by (a) each  person  known to be a  beneficial owner of more than 5% of our  voting  common  stock as of April 16,  2012 by (b)
each of our officers  and  directors;  (c) all our  officers and  directors as a group.  Unless  otherwise  indicated,  we believe that all persons  named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                       Number of                  Percentage of
                                     Class A Voting              Class A Voting
    Name and Address                  Shares Owned                Shares Owned
    ----------------                  ------------                ------------

John R. Rice III                       3,194,160                     42.71%
1 Makamah Beach Road
Fort Salonga, New York 11768

Joseph F. Ingrassia                    3,194,160                     42.71%
14511 Legends Blvd. N
Ft. Meyers, Florida  33912

Robert L. Olson                           38,000                      0.51%
24 Brook Hill Lane
Norwalk, CT  06851

All Executive officers and             6,426,320                     85.93%
Directors as a Group (3 persons)

                                       55

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
(collectively,  the "Capstone Funds").  Messrs.  Rice and Ingrassia are also the owners and  managing  members of  Capstone  Business  Credit,  LLC and  Capstone
Capital Group I, LLC, Capstone Credit, LLC and Capstone Capital Group, LLC which are asset based lenders.

RELATED PARTY TRANSACTIONS

Amincor,  Inc.  and  Baker's  Pride,  Inc.  entered  into  a loan  and  security agreement,  dated November 1, 2010, with Capstone Capital Group, LLC, a Delaware limited  liability  company,  an asset based lender  pursuant to which  Capstone
Capital Group, LLC provided Baker's Pride,  Inc. an $1,000,000 credit line, with an 18% interest rate, secured by the assets of Bakers' Pride, Inc. Messrs.  Rice and  Ingrassia  are also the owners and  managing  members of  Capstone  Capital
Group, LLC.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees for professional  audit services paid by us to Rosen  Seymour  Shapss  Martin & Company LLP, our  independent  registered public accounting firm for the year ended December 31, 2011:

            Audit                  $289,700
            Audit related            97,856
            Tax                      76,188
            Other                     2,237
                                   --------
                                   $465,981
                                   ========

AUDIT FEES

Audit fees  relate to  professional  services  rendered in  connection  with the audits of our annual consolidated financials included on Form 10-K for the years ended December 31, 2010 and the review of our 2011 interim  quarterly  financial

                                       56
statements  included  in our  Quarterly  Reports on Form  10-Q.  Audit fees also relate to the professional  services rendered in connection to the audits of our following operating  subsidiaries for the years ended December 31, 2010: Baker's
Pride,  Inc, Epic Sports  International,  Inc.,  Masonry  Supply  Holding Corp.,
Tulare Holdings, Inc. and Tyree Holdings Corp.

AUDIT-RELATED FEES

Audit-related  fees relate to professional  services provided for certain of our regulatory filings,  consultations  regarding financial accounting and reporting standards,  and the 2010 audit fees of Tyree Holding Corp.'s  employee  benefits plan.

TAX FEES

Tax fees  relate  to  professional  services  provided  in  connection  with the preparation  of federal,  state and local  consolidated  tax returns of Amincor,
Inc. and our following operating  subsidiaries:  Baker's Pride, Inc, Epic Sports
International,  Inc.,  Masonry Supply Holding orp.,  Tulare  Holdings,  Inc. and
Tyree Holdings Corp.

PRE-APPROVAL POLICIES AND PROCEDURES

Our Board of Directors has authorized, in accordance with the Sarbanes-Oxley Act of 2002 requiring  pre-approval of all auditing  services and all audit related, tax or other  services not  prohibited  under Section  10A(g) of the  Securities
Exchange  Act of 1934,  as amended,  to be performed  for us by our  independent auditor,  subject to the de minimus exception described in Section  10A(i)(1)(B)
of the Exchange Act. The Board of Directors  authorized our independent  auditor to perform audit services  required in connection with the annual audit relating to our fiscal years ended  December 31, 2010 and December 31, 2011. Our Board of
Directors   is   responsible   for  granting   pre-approvals   of  other  audit,
audit-related,  tax and other services to be performed for us by our independent auditor.

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

3.2         Amincor,  Inc.  By-Laws  (Incorporated  by  reference  to  Company's
            Registration Statement on Form 10 filed on August 4, 2010)

                                       57
3.3         Certificate of  Incorporation  of Amincor  Contract  Administrators,
            Inc.(Incorporated by reference to Company's Form 10-K filed on April
            18, 2011)

3.4         Certificate  of   Incorporation   of  Amincor  Other  Assets,   Inc.
            (Incorporated by reference to Company's Form 10-K filed on April 18,
            2011)

3.5         Certificate of Incorporation of Baker's Pride, Inc. (Incorporated by
            reference to Company's Form 10-K filed on April 18, 2011)

3.6         Certificate of  Incorporation  of the Mount Pleasant  Street Bakery,
            Inc.(Incorporated by reference to Company's Form 10-K filed on April
            18, 2011)

3.7         Certificate  of   Incorporation  of  the  Jefferson  Street  Bakery,
            Inc.(Incorporated by reference to Company's Form 10-K filed on April
            18, 2011)

3.8         Certificate  of Amendment to the Articles of  Incorporation  of Epic
            Sports International,  Inc.  (Incorporated by reference to Company's
            Form 10-K filed on April 18, 2011)

3.9         Certificate    of    Incorporation    of    Environmental    Holding
            Corp.(Incorporated  by  reference  to  Company's  Form 10-K filed on
            April 18, 2011)

3.10        Certificate of Incorporation of Environmental Quality Services, Inc.
            (Incorporated by reference to Company's Form 10-K filed on April 18,
            2011)

3.11        Certificate   of    Incorporation    of   Masonry   Supply   Holding
            Corp.(Incorporated  by  reference  to  Company's  Form 10-K filed on
            April 18, 2011)

3.12        Certificate   of    Incorporation    of   Imperia   Masonry   Supply
            Corp.(Incorporated  by  reference  to  Company's  Form 10-K filed on
            April 18, 2011)

3.13        Certificate of Incorporation Tulare Holdings,  Inc. (Incorporated by
            reference to Company's Form 10-K filed on April 18, 2011)

3.14        Articles of  Formation  Tulare  Frozen  Foods,  LLC(Incorporated  by
            reference to Company's Form 10-K filed on April 18, 2011)

3.15        Certificate of Incorporation  Tyree Holdings  Corp.(Incorporated  by
            reference to Company's Form 10-K filed on April 18, 2011)

3.16        Certificate of Incorporation Tyree Environmental  Corp.(Incorporated
            by reference to Company's Form 10-K filed on April 18, 2011)

3.17        Certificate of Incorporation Tyree Equipment  Corp.(Incorporated  by
            reference to Company's Form 10-K filed on April 18, 2011)

3.18        Certificate of  Incorporation  Tyree Service  Corp.(Incorporated  by
            reference to Company's Form 10-K filed on April 18, 2011)

3.19        Certificate of Incorporation The South Street Bakery, Inc.*

                                       58
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

                                       59
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
            LLC(Incorporated  by reference to Company's Form 10-K filed on April
            18, 2011)

10.19       License  Agreement,  dated January 1, 2011, by and between  Amincor,
            Inc.  and  Brescia  Apparel   Corp.(Incorporated   by  reference  to
            Company's Form 10-K filed on April 18, 2011)

10.20       Transition Services Agreement, dated as of December 31, 2009, by and among Capstone Capital Group I, LLC, Capstone Business Credit,  LLC,
            Capstone Capital Management, Inc., Capstone Trade Partners, Ltd. and
            Joning, Corp.(Incorporated by reference to Company's Form 10-K filed on April 18, 2011)

10.21       Amendment to Transition Services Agreement, dated as of December 31,
            2010, by and among Capstone Capital Group I, LLC,  Capstone Business
            Credit,  LLC,  Capstone  Capital  Management,  Inc.,  Capstone Trade
            Partners,  Ltd.  and  Joning,  Corp. (Incorporated by  reference  to
            Company's Form 10-K filed on April 18, 2011)

10.22       Loan Agreement, by and between South Street Bakery and Central State
            Bank, dated January 27, 2012*

14.1        Code of  Ethics(Incorporated  by reference  to  Company's  Form 10-K filed on April 18, 2011)

21          Organizational     Chart     of     Amincor,     Inc.     and    its
            subsidiaries(Incorporated  by reference to Company's Form 10-K filed on April 18, 2011)

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

                                       60
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

99.7        Lease  Agreement,   dated  August  12,  2011,  by  and  among  Corbi
            Properties,  LLC, Clear Lake Specialty Products,  Inc. and The South
            Street  Bakery,  Inc.  (Incorporated  by reference to Company's Form
            10-Q filed on August 16, 2011)

99.8        Option  Agreement,  dated  August  12,  2011,  by  and  among  Corbi
            Properties,  LLC, Clear Lake Specialty Products,  Inc. and The South
            Street  Bakery,  Inc.  (Incorporated  by reference to Company's Form
            10-Q filed on August 16, 2011)

101         Interactive Data Files pursuant to Rule 405 of Regulation S-T.**

*  filed herewith
** to be filed by amendment

                                       61
                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
Registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned hereunto duly authorized.

AMINCOR, INC.

Date: April 16, 2012

/s/ John R. Rice, III
--------------------------------------------
By: John R. Rice, III, President

Date: April 16, 2012

/s/ Robert L. Olson
--------------------------------------------
By: Robert L. Olson, Chief Financial Officer

BOARD OF DIRECTORS

Date: April 16, 2012

/s/ John R. Rice, III
--------------------------------------------
John R. Rice, III, Director

/s/ Joseph F. Ingrassia
--------------------------------------------
Joseph F. Ingrassia, Director

/s/ Robert L. Olson
--------------------------------------------
By: Robert L. Olson, Director

                                       62
                         AMINCOR, INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED OR COMBINED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 2011

                                                                            PAGE
                                                                            ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-2

CONSOLIDATED OR COMBINED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2011 and 2010                F-3

Consolidated or Combined Statements of Operations for the Three
Years Ended December 31, 2011                                               F-5

Consolidated or Combined Statements of Changes in Shareholders' Equity
for the Three Years Ended December 31, 2011                                 F-6

Consolidated or Combined Statements of Cash Flows for the Three
Years Ended December 31, 2011                                               F-7

Notes to Consolidated or Combined Financial Statements                      F-8

                                      F-1
            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Amincor, Inc.

We have audited the accompanying  consolidated  balance sheets of Amincor,  Inc.
and  Subsidiaries  (the  "Company")  as of December  31, 2011 and 2010,  and the
related   consolidated  or  combined   statements  of  operations,   changes  in
stockholders'  equity,  and cash  flows for each of the years in the  three-year period ended December 31, 2011.  Amincor's  management is responsible  for these financial  statements.  Our  responsibility  is to  express  an opinion on these financial statements based on our audits.

We conducted our audits in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements  are free of material  misstatement.  The Company is not  required to have,  nor were we  engaged to perform  an audit of its  internal  control  over financial reporting.  Our audit included  consideration of internal control over financial  reporting  as  a  basis  for  designing  audit  procedures  that  are appropriate  in the  circumstances,  but not for the purposes of  expressing  an opinion on the  effectiveness of the Company's  internal control over financials reporting.  Accordingly,  we express  no such  opinion.  An audit also  includes examining,  on a test basis,  evidence supporting the amounts and disclosures in
the  financial   statements,   assessing  the  accounting  principles  used  and
significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion,  the consolidated or combined financial  statements  referred to above present fairly, in all material  respects,  the financial  position of the
Company as of December 31, 2011 and 2010,  and the results of its operations and its cash flows for each of the years in the three-year period ended December 31,
2011, in conformity with accounting  principles generally accepted in the United states of America.

                                   /s/ ROSEN SEYMOUR SHAPSS MARTIN & COMPANY LLP

New York, New York
April 13, 2012

                                      F-2
                         Amincor, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 2011 and 2010

                                                                              2011                   2010
                                                                          ------------           ------------

                                     ASSETS

CURRENT ASSETS:
  Cash                                                                    $  1,286,240           $  2,607,325
  Accounts receivable, net of allowance of $1,903,626
   and $450,000 in 2011 and 2010, respectively                               8,005,935              8,596,583
  Note receivable                                                                   --                522,501
  Due from related parties                                                          --              1,717,332
  Inventories, net                                                           4,473,245              3,369,862
  Costs and estimated earnings in excess
   of billings on uncompleted contracts                                        381,931                279,152
  Prepaid expenses and other current assets                                    936,027                714,659
  Current assets - discontinued operations                                       5,217              1,601,268
                                                                          ------------           ------------

      Total current assets                                                  15,088,595             19,408,682
                                                                          ------------           ------------

PROPERTY, PLANT AND EQUIPMENT, NET                                          11,633,966             12,583,704
PROPERTY, PLANT AND EQUIPMENT, NET - DISCONTINUED OPERATIONS                   598,106              2,379,035
                                                                          ------------           ------------
Total property, plant and equipment, net                                    12,232,072             14,962,739
                                                                          ------------           ------------
OTHER ASSETS:
  Mortgages receivable, net of allowance for credit losses of
   $180,000 and $0 in 2011 and 2010, respectively                            6,000,000              6,180,000
  Goodwill                                                                  15,882,388             15,346,400
  Other intangible assets, net                                               9,742,458             13,196,032
  Other assets                                                                 513,305                470,440
  Assets held for sale                                                       2,667,433              9,082,260
  Other assets - discontinued operations                                        75,000              1,771,821
                                                                          ------------           ------------

      Total other assets                                                    34,880,584             46,046,953
                                                                          ------------           ------------

      Total assets                                                        $ 62,201,251           $ 80,418,374
                                                                          ============           ============

                                      F-3
                         Amincor, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 2011 and 2010

                                                                              2011                   2010
                                                                          ------------           ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        $ 10,206,720           $  7,668,395
  Assumed liabilities - current portion                                      2,088,899              2,480,921
  Accrued expenses and other current liabilities                             2,765,709              3,159,318
  Loans payable to related party                                               838,485                713,930
  Notes payable - current portion                                            1,846,565                333,764
  Capital lease obligations - current portion                                  220,274                138,474
  Billings in excess of costs and estimated earnings on
   uncompleted contracts                                                     1,105,741                536,825
  Deferred revenue                                                             666,558                474,000
  Current liabilities - discontinued operations                              4,569,594              5,625,834
                                                                          ------------           ------------

      Total current liabilities                                             24,308,545             21,131,461
                                                                          ------------           ------------
LONG-TERM LIABILITIES:
  Assumed liabilities - net of current portion                                 190,997                 28,375
  Capital lease obligations - net of current portion                           543,617                450,342
  Notes payable - net of current portion                                     1,800,371              1,587,937
  Due to related party                                                         894,837                     --
  Other long-term liabilities                                                   18,313                 21,661
  Long-term liabilities - discontinued operations                                   --                254,826
                                                                          ------------           ------------

      Total long-term liabilities                                            3,448,135              2,343,141
                                                                          ------------           ------------

      Total liabilities                                                     27,756,680             23,474,602
                                                                          ------------           ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  AMINCOR SHAREHOLDERS' EQUITY:
    Convertible preferred stock, $0.001 par value per share; 3,000,000
     authorized, 1,752,823 issued and outstanding                                1,753                  1,753
    Common stock - class A; $0.001 par value; 22,000,000
     authorized, 7,478,409 issued and oustanding                                 7,478                  7,478
    Common stock - class B; $0.001 par value; 40,000,000
     authorized, 21,176,262 issued and oustanding                               21,176                 21,176
    Additional paid-in capital                                              87,025,401             86,465,401
    Accumulated deficit                                                    (50,038,363)           (28,075,512)
                                                                          ------------           ------------

      Total Amincor shareholders' equity                                    37,017,445             58,420,296
                                                                          ------------           ------------

NON-CONTROLLING INTEREST                                                    (2,572,874)            (1,476,524)
                                                                          ------------           ------------

      Total equity                                                          34,444,571             56,943,772
                                                                          ------------           ------------

      Total liabilities and shareholders' equity                          $ 62,201,251           $ 80,418,374
                                                                          ============           ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                                      F-4
                         Amincor, Inc. and Subsidiaries
                Consolidated or Combined Statements of Operations
                       Three Years Ended December 31, 2011

                                                                   2011                 2010                 2009
                                                               ------------         ------------         ------------
                                                              (consolidated)       (restated and        (restated and
                                                                                      combined)            combined)

Net revenues                                                   $ 62,297,683         $ 66,916,423         $ 70,894,139

COST OF REVENUES                                                 48,305,007           51,406,007           56,103,034
                                                               ------------         ------------         ------------

      Gross profit                                               13,992,676           15,510,416           14,791,105

SELLING, GENERAL AND ADMINISTRATIVE                              27,363,962           15,718,378           14,454,974
                                                               ------------         ------------         ------------

(Loss) income from operations                                   (13,371,286)            (207,962)             336,131
                                                               ------------         ------------         ------------
OTHER EXPENSES (INCOME):
  Interest expense, net                                             459,793            1,022,725            1,935,297
  Other expenses (income)                                           168,514             (973,840)             (77,100)
                                                               ------------         ------------         ------------
      Total other expenses (income)                                 628,307               48,885            1,858,197
                                                               ------------         ------------         ------------

Loss before provision for income taxes                          (13,999,593)            (256,847)          (1,522,066)

Provision for income taxes                                               --              184,250                   --
                                                               ------------         ------------         ------------

      Net loss from continuing operations                       (13,999,593)            (441,097)          (1,522,066)
                                                               ------------         ------------         ------------

Loss from discontinued operations                                (9,059,608)          (6,534,123)          (9,926,064)

      Net loss                                                  (23,059,201)          (6,975,220)         (11,448,130)
                                                               ------------         ------------         ------------

      Net loss attributable to non-controlling interests         (1,096,350)            (270,770)            (642,143)
                                                               ------------         ------------         ------------

      Net loss attributable to Amincor shareholders            $(21,962,851)        $ (6,704,450)        $(10,805,987)
                                                               ============         ============         ============
NET LOSS PER SHARE FROM CONTINUING OPERATIONS -
BASIC AND DILUTED:
  Net loss from continuing operations                          $      (0.49)        $      (0.02)        $      (0.05)
                                                               ============         ============         ============
  Weighted average shares outstanding - basic and diluted        28,654,671           28,654,671           27,701,869
                                                               ============         ============         ============
NET LOSS PER SHARE ATTRIBUTABLE TO AMINCOR SHAREHOLDERS -
BASIC AND DILUTED:
  Net loss attributable to Amincor shareholders                $      (0.77)        $      (0.23)        $      (0.39)
                                                               ============         ============         ============
  Weighted average shares outstanding - basic and diluted        28,654,671           28,654,671           27,701,869
                                                               ============         ============         ============

                 The accompanying notes are an integral part of
              these consolidated or combined financial statements

                                      F-5
                         Amincor, Inc. and Subsidiaries
     Consolidated or Combined Statements of Changes in Shareholders' Equity
                       Three Years Ended December 31, 2011

                                                                          Amincor, Inc. and Subsidiaries
                                                        --------------------------------------------------------------------
                                                           Convertible             Common Stock -           Common Stock -
                                                         Preferred Stock              Class A                  Class B
                                                        ------------------      -------------------      -------------------
                                                        Shares      Amount      Shares       Amount      Shares       Amount
                                                        ------      ------      ------       ------      ------       ------

Balance at December 31, 2008 -
 restated and combined                                1,673,740     $1,674    74,780,409      $7,478   20,220,843     $20,221
                                                      ---------     ------    ----------      ------   ----------     -------
Acquisition of subsidiary by
 the Capstone Group                                      79,083         79            --          --      955,419         955

Conversion of loans from related parties                     --         --            --          --           --          --

Net loss                                                     --         --            --          --           --          --
                                                      ---------     ------    ----------      ------   ----------     -------
Balance at December 31, 2009 -
 restated and combined                                1,752,823      1,753    74,780,409       7,478   21,176,262      21,176
                                                      ---------     ------    ----------      ------   ----------     -------

Conversion of loans from related parties                     --         --            --          --           --          --

Net loss                                                     --         --            --          --           --          --
                                                      ---------     ------    ----------      ------   ----------     -------

Balance at December 31, 2010 - consolidated           1,752,823      1,753    74,780,409       7,478   21,176,262      21,176
                                                      ---------     ------    ----------      ------   ----------     -------

Acquisition of Environmental Quality Services, Inc           --         --            --          --           --          --

Share-based compensation                                     --         --            --          --           --          --

Net loss                                                     --         --            --          --           --          --
                                                      ---------     ------    ----------      ------   ----------     -------

Balance at December 31, 2011 - consolidated           1,752,823     $1,753    74,780,409      $7,478   21,176,262     $21,176
                                                      =========     ======    ==========      ======   ==========     =======

                                                    Amincor, Inc. and Subsidiaries
                                                    ------------------------------
                                                      Additional
                                                       Paid-in        Accumulated      Non-controlling       Total
                                                       Capital          Deficit           Interest          Equity
                                                       -------          -------           --------          ------
Balance at December 31, 2008 -
 restated and combined                                $58,493,248     $(10,565,075)      $  (563,611)     $ 47,393,935
                                                      -----------     ------------       -----------      ------------
Acquisition of subsidiary by
 the Capstone Group                                     2,760,797               --                --         2,761,831

Conversion of loans from related parties               17,164,227               --                --        17,164,227

Net loss                                                       --      (10,805,987)         (642,143)      (11,448,130)
                                                      -----------     ------------       -----------      ------------
Balance at December 31, 2009 -
 restated and combined                                 78,418,272      (21,371,062)       (1,205,754)       55,871,863
                                                      -----------     ------------       -----------      ------------

Conversion of loans from related parties                8,047,129               --                --         8,047,129

Net loss                                                       --       (6,704,450)         (270,770)       (6,975,220)
                                                      -----------     ------------       -----------      ------------

Balance at December 31, 2010 - consolidated            86,465,401      (28,075,512)       (1,476,524)       56,943,772
                                                      -----------     ------------       -----------      ------------

Acquisition of Environmental Quality Services, Inc        145,000               --                --           145,000

Share-based compensation                                  415,000               --                --           415,000

Net loss                                                       --      (21,962,851)       (1,096,350)      (23,059,201)
                                                      -----------     ------------       -----------      ------------

Balance at December 31, 2011 - consolidated           $87,025,401     $(50,038,363)      $(2,572,874)     $ 34,444,571
                                                      ===========     ============       ===========      ============

                 The accompanying notes are an integral part of
              these consolidated or combined financial statements

                                      F-6
                         Amincor, Inc. and Subsidiaries
               Consolidated or Combined Statements of Cash Flows
                      Three Years Ended December 31, 2011

                                                                        2011                2010                2009
                                                                    ------------        ------------        ------------
                                                                   (consolidated)       (restated and       (restated and
                                                                                           combined)           combined)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                               $(13,999,593)       $   (441,097)       $ (1,522,066)
  Adjustments to reconcile net loss to net cash
   (used in) provided by operating activities:
     Depreciation and amortization of property, plant
      and equipment                                                    1,821,599           1,972,129           1,834,957
     Amortization of intangible assets                                 3,589,075           1,871,336           1,871,340
     Share based compensation                                            415,000                  --                  --
     Gain on sale of equipment                                           (79,272)            (20,981)                 --
     Provision for doubtful accounts (recovery of bad debts)           4,096,616            (296,675)            314,198
     Provision for credit losses                                         180,000                  --                  --
  Changes in assets and liabilities:
     Accounts receivable                                                (880,485)          1,459,422             781,247
     Due from related parties                                                 --           2,680,926          (2,680,926)
     Inventories                                                      (1,103,383)           (439,841)            350,513
     Costs and estimated earnings in excess of billings
      on uncompleted contracts                                          (102,779)           (165,816)            (21,112)
     Construction in process                                                  --                  --           6,251,783
     Prepaid expenses and other current assets                          (284,877)            (55,402)             84,942
     Other assets                                                        (42,865)            148,468             138,014
     Accounts payable                                                  4,457,546             708,055             622,966
     Accrued expenses and other current liabilities                     (102,924)          1,213,615             852,604
     Billings in excess of costs and estimated earnings
      on uncompleted contracts                                           568,916            (820,953)          1,272,796
     Billings on construction                                                 --                  --          (6,757,457)
     Deferred revenue                                                    192,558                  --             (63,347)
     Other long-term liabilities                                          (3,348)               (848)             22,509
                                                                    ------------        ------------        ------------
NET CASH (USED IN) PROVIDED BY OPERATIONS - CONTINUING OPERATIONS     (1,278,216)          7,812,338           3,352,961
                                                                    ------------        ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                   (135,644)            (95,198)         (1,839,390)
  Proceeds from sale of equipment                                        135,546              37,454                  --
                                                                    ------------        ------------        ------------
NET CASH USED IN INVESTING ACTIVITIES - CONTINUING OPERATIONS                (98)            (57,744)         (1,839,390)
                                                                    ------------        ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (payments) advances from related parties                           (13,312)         (1,003,402)            821,202
  Proceeds (payments) of loans with related parties                      124,555                  --            (324,071)
  Principal payments of capital lease obligations                       (158,853)            (71,992)                 --
  Net (payments) proceeds from notes payable                            (230,832)            113,639             891,557
  Payments of assumed liabilities                                       (591,598)         (1,772,486)         (2,593,631)
                                                                    ------------        ------------        ------------
NET CASH USED IN FINANCING ACTIVITIES - CONTINUING OPERATIONS           (870,040)         (2,734,241)         (1,204,943)
                                                                    ------------        ------------        ------------

Net cash used in operating activities - discontinued operations       (5,332,732)         (3,259,349)        (18,027,073)
Net cash provided by (used in) investing activities -
 discontinued operations                                               6,414,827             603,866          (1,347,814)
Net cash (used in) provided by financing activities -
 discontinued operations                                                (254,826)            (82,904)         19,373,852
                                                                    ------------        ------------        ------------

(Decrease) increase in cash                                           (1,321,085)          2,281,966             307,593

Cash, beginning of year                                                2,607,325             325,359              17,766
                                                                    ------------        ------------        ------------

Cash, end of year                                                   $  1,286,240        $  2,607,325        $    325,359
                                                                    ============        ============        ============
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Interest                                                        $  1,100,817        $  1,305,271        $  5,546,571
                                                                    ============        ============        ============
    Income taxes                                                    $     57,640        $     37,396        $    116,387
                                                                    ============        ============        ============
Non-cash investing activities:
  Acquisition of the assets and assumption of liabilities
   of predecessor company to Masonry Supply Holding Corp.           $         --        $         --        $  2,760,797
                                                                    ============        ============        ============
  Acquisition of the assets and assumption of liabilities
   of predecessor company to Enviromental Quality Services, Inc.    $    145,000        $         --        $         --
                                                                    ============        ============        ============
  Conversion of loans from related parties                          $         --        $  8,047,129        $ 17,163,171
                                                                    ============        ============        ============
  Acquisition of equipment by capital leases and notes payable      $    333,928        $    660,808        $         --
                                                                    ============        ============        ============

                 The accompanying notes are an integral part of
              these consolidated or combined financial statements

                                      F-7
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

1. ORGANIZATION AND NATURE OF BUSINESS

Amincor,  Inc.  ("Amincor" or the "Company") was incorporated under the name GSE
Group, Inc. under the laws of the state of Nevada on October 8, 1997. GSE Group,
Inc.  subsequently  changed its name to Global Stock Exchange Corp. and on April
28,  2000,  Global  Stock  Exchange  Corp.  changed  its  name to  Joning  Corp.
("Joning"). On February 2, 2010 Joning changed its name to Amincor, Inc.

In January  2010,  Amincor  entered  into  letters of intent to acquire all or a majority of the outstanding stock of the following  companies:  Tulare Holdings,
Inc., Tyree Holdings Corp., Epic Sports International, Inc., Baker's Pride Inc.,
Imperia  Masonry Supply Corp.,  Whaling  Distributors,  Inc. and Allentown Metal
Works,  Inc.  All of such  letters  of intent  were  subject  to  completion  of satisfactory  due  diligence.  After  completion  of its due  diligence  review,
Amincor  terminated the letters of intent to acquire Allentown Metal Works, Inc.
and Whaling Distributors, Inc. and completed the acquisition of Tulare Holdings,
Inc., Tyree Holdings Corp., Epic Sports International,  Inc., Baker's Pride Inc.
and Imperia Masonry Supply Corp.

Amincor is  headquartered  in New York,  New York. As of December 31, 2011,  the
following are operating subsidiaries of Amincor:

     Baker's Pride, Inc. ("BPI")
     Tyree Holdings Corp. ("Tyree")
     Environmental Quality Services, Inc. ("EQS")
     Amincor Other Assets, Inc. ("Other Assets")
     Amincor Contracts Administrators, Inc. ("Contract Admin")

BPI

BPI manufactures bakery food products, primarily consisting of several varieties of sliced and  packaged  private  label  bread in  addition  to fresh and frozen varieties of cookies for a national  supermarket  and its food service  channels throughout  the Midwest and Eastern  region of the United  States.  BPI operates
facilities  in  Burlington  and  Clear  Lake,  Iowa  and  is   headquartered  in
Burlington, Iowa.

TYREE

Tyree performs  maintenance,  repair and construction services to customers with underground  petroleum storage tanks and petroleum product dispensing equipment.
Complimenting these services, Tyree is engaged in environmental consulting, site assessment, analysis and management of site remediation for owners and operators of property  with  petroleum  storage  facilities.  Tyree  markets its  services throughout the Northeast,  Mid-Atlantic and Southern  California  regions of the
United States to national and multinational enterprises, as well as to local and national governmental  agencies and municipalities.  The majority of the Tyree's

                                      F-8
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

revenue is derived from customers in the  Northeastern  United  States.  Tyree's headquarters are located in Mt. Laurel, New Jersey.

EQS

EQS provides  environmental  and  hazardous  waste  testing in the  Northeastern
United States, and is headquartered in Farmingdale, New York.

OTHER ASSETS

Other  Assets  was  incorporated  to  hold  real  estate,   equipment  and  loan
receivables.  As of December  31,  2011,  all of Other  Assets'  real estate and equipment are classified as held for sale.

CONTRACT ADMIN

Contract Admin was  incorporated to manage  contracts which were entered into by
Amincor but performed by Tyree.

DISCONTINUED OPERATIONS

During the year ended December 31, 2011,  Amincor  adopted a plan to discontinue the operations of the following entities within the next twelve months:

     Masonry Supply Holding Corp. ("Masonry" or "IMSC")
     Tulare Holdings, Inc. ("Tulare Holdings", or "Tulare")
     Epic Sports International, Inc. ("ESI")

MASONRY

Up  to  the  date  operations  were  discontinued,   Masonry   manufactured  and
distributed  concrete and lightweight block to the construction  industry.  IMSC also operated a retail home center and showroom, where they sold masonry related products,  hardware and building supplies to customers.  Masonry's headquarters, showroom and operating facility were located in Pelham Manor, New York.

TULARE HOLDINGS

Up to the date operations were discontinued, Tulare prepared and packaged frozen vegetables  (primarily spinach),  from produce supplied by growers, for the food service and retail markets throughout  southern  California and the southwestern
United  States.  Tulare sold to  retailers  under a private  label,  and to food brokers and retail food stores under the Tulare  Frozen  Foods  label.  Tulare's headquarters and processing facility was located in Lindsay, California.

                                      F-9
ESI

Up to the date operations were discontinued,  ESI was the worldwide licensee for the Volkl and Boris Becker  Tennis  brands.  In 2010,  ESI became the  exclusive sales representative of Volkl and Becker products for Samsung C&T America,  Inc.
ESI sold their products  domestically  through retailers located  throughout the
United States, and internationally through International  Distributors who would sell to  retailers  in  their  local  markets  and  on-line  retailers.  ESI was headquartered in New York, New York.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

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

USE OF ESTIMATES

The  preparation  of  financial  statements  in  conformity  with GAAP  requires management to make estimates and assumptions  that affect the reported amount of assets and liabilities  and the disclosure of contingent  assets and liabilities at the date of the financial  statements,  and the reported  amounts of revenues and expenses during the reporting  periods.  Significant  estimates  include the valuation of goodwill and  intangible  assets,  the useful lives of tangible and
intangible  assets,   depreciation  and  amortization  of  property,  plant  and
equipment,   allowances  for  doubtful  accounts  and  inventory   obsolescence,
estimates  related  to  completion  of  contracts  and  loss   contingencies  on
particular  uncompleted  contracts,  and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

REVENUE RECOGNITON

BPI

Revenue is  recognized  from product sales when goods are delivered to the BPI's shipping  dock,  and are made  available for pick-up by the  customer,  at which point title and risk of loss pass to the customer.  Customer sales discounts are accounted for as reductions in revenues in the same period the related sales are recorded.

TYREE

Maintenance  and repair  services for several  retail  petroleum  customers  are performed under  multi-year,  unit price contracts  ("Tyree  Contracts").  Under

                                      F-10
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

these  agreements,  the customer pays a set price per contracted retail location per month and Tyree provides a defined scope of maintenance  and repair services at these  locations on an on-call or as scheduled  basis.  Revenue  earned under these  contracts is recognized  each month at the  prevailing  per location unit price. Revenue from other maintenance and repair services is recognized as these services are rendered.

Tyree  uses  the  percentage-of-completion   method  on  construction  services,
measured by the  percentage of total costs  incurred to date to estimated  total costs for each contract.  This method is used because management considers costs to date to be the best available measure of progress on these contracts.

Provisions for estimated losses on uncompleted  contracts are made in the period in which overall  contract losses become  probable.  Changes in job performance, job conditions and estimated  profitability,  including those arising from final contract  settlements,  may  result  in  revisions  to costs and  income.  These revisions are recognized in the period in which it is probable that the customer will approve the variation  and the amount of revenue  arising from the revision can be reliably  measured.  An amount equal to contract  costs  attributable  to claims is included in revenues when  negotiations  have reached an advance stage such that it is probable  that the customer will accept the claim and the amount can be measured reliably.

The asset  account  "Costs  and  estimated  earnings  in excess of  billings  on uncompleted  contracts,"  represents  revenues  recognized  in excess of amounts billed.

The liability  account,  "Billings in excess of cost and  estimated  earnings on uncompleted contracts," represents billings in excess of revenues recognized.

Revenues  on fixed  priced  construction  contracts  and  modified  fixed-priced construction  contracts  started before  January 1, 2009 were  recognized on the completed contract method. All such contracts were completed before December 31,
2009. Under the completed contract method,  revenues and costs from construction projects were recognized only when a project had been  substantially  completed.
Contract costs included all direct material,  labor, equipment,  and subcontract costs as well as other job related  costs.  Changes in job  performance  and job conditions, contract penalty revisions, final contract settlements, change order claims,  other  contract  revisions  were  recognized  at the  completion of the contract.  Provision for estimated losses on uncompleted contracts was made when it had been  determined  that a loss was probable.  In the event a provision for estimated losses was deemed necessary,  the entire estimated loss was recognized in the period in which the determination arose.

EQS

EQS  provides  environmental  testing  for its clients  that range from  smaller engineering and contractors to well known  petroleum  companies.  EQS submits an invoice with each report it distributes to its clients. Revenue is recognized as testing services are performed.

                                      F-11
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

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

Tyree's accounts receivable for maintenance and repair services and construction contracts are recorded at the invoiced  amount and do not bear interest.  Tyree,
BPI and EQS extend  unsecured  credit to  customers  in the  ordinary  course of business but mitigate  the  associated  risks by  performing  credit  checks and actively  pursuing  past due  accounts.  Tyree  follows  the  practice of filing statutory  "mechanics" liens on construction  projects where collection problems are anticipated.

MORTGAGES RECEIVABLE

The mortgages  receivable consist of commercial loans collateralized by property in Pelham Manor, New York. The loans were non-performing and property was in the process of  foreclosure  as of December 31, 2011.  The value of the mortgages is based on the fair value of the collateral.

ALLOWANCE FOR LOAN LOSES

The  allowance  for loan losses is  established  as losses are estimated to have occurred  through a provision for loan losses charged to  operations.  A loan is determined  to be  non-accrual  when it is probable that  scheduled  payments of principal  and  interest  will  not  be  received  when  due  according  to  the contractual  terms of the loan  agreement.  When a loan is placed on non-accrual status, all accrued yet uncollected  interest is reversed from income.  Payments received on non-accrual loans are generally applied to the outstanding principal balance. Loans are removed from non-accrual status when management believes that the borrower will resume making the payments required by the loan agreement.

                                      F-12
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

INVENTORIES

Inventories  are  stated  at the lower of cost or  market  using  the  first-in, first-out  method.  Market is determined  based on the net realizable value with appropriate  consideration  given to  obsolescence,  excessive  levels and other market factors.  An inventory  reserve is recorded if the carrying amount of the inventory exceeds its estimated market value.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost and the related depreciation is computed using the  straight-line  method over the estimated useful lives of the respective  assets.  Expenditures  for  repairs and  maintenance  are charged to operations as incurred. Renewals and betterments are capitalized.  Upon the sale or retirement of an asset,  the related costs and accumulated  depreciation  are removed from the accounts and any gain or loss is  recognized  in the results of
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

Intangible  assets  with  finite  lives are  recorded  at cost less  accumulated amortization.  Finite-lived  tangible  assets are  amortized on a  straight-line basis over the expected useful lives of the respective assets.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company  evaluates the fair value of long-lived assets on an annual basis or whenever events or changes in  circumstances  indicate that its carrying amounts may not be recoverable.  Accordingly, any impairment of value is recognized when the carrying amount of a long-lived asset exceeds its fair value.

INCOME TAXES

The Company accounts for income taxes using the liability method, which provides for an asset and liability  approach to accounting for income taxes.  Under this method,  deferred tax assets and liabilities are recorded for future tax effects

                                      F-13
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

of temporary differences between the financial reporting and tax basis of assets and liabilities, and measured when using the current tax rates and laws that are expected  to  be in  effect  when  the  underlying  assets  or  liabilities  are anticipated to be recovered or settled.  Valuation  allowances are  established, when  necessary,  to reduce  deferred  tax assets to the amount of tax  benefits expected to be realized.

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
There are three board  levels in the fair value  hierarchy  which  describe  the degree of objectivity of the inputs used to determine fair value. The fair value hierarchy is set forth as below:

Level 1 - inputs to the valuation methodology and quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 - inputs to the valuation methodology  include quoted prices for similar assets  and  liabilities  in  active  markets,  and  inputs  that  are observable for the asset or liability,  either directly or indirectly, for substantially the full term of the financial instrument.
Level 3 - inputs to the valuation methodology are  unobservable  and significant to the fair  value  measurement.  They are  based on best  information available in the absence of level 1 and 2 inputs.

The fair value of all Company's financial  instruments is approximately the same as their carrying amounts.

EARNINGS (LOSS) PER SHARE

Basic  earnings  (loss) per share is  computed  by  dividing  net income  (loss)
available to common stockholders by the weighted-average number of common shares outstanding  for the period.  Diluted  earnings  (loss) per share  considers the potential  dilution that could occur if  securities or other  contracts to issue common  stock were  exercised  or could  otherwise  cause the issuance of common stock. Such contracts  include stock options,  convertible notes and convertible preferred stock, which when exercised or converted into common stock would cause the  issuance of common  stock that then would share in  earnings  (loss).  Such potential  additional  common shares are included in the  computation of diluted

                                      F-14
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

earnings per share. Diluted loss per share is not computed because any potential additional  common shares would reduce the reported loss per share and therefore have an antidilutive effect.

SHARE-BASED COMPENSATION

All  share-based  awards are measured  based on their grant date fair values and are charged to expenses over the period  during which the required  services are provided in exchange for the award (the vesting period).  Share-based awards are subject to specific vesting conditions. Compensation cost is recognized over the vesting  period based on the grant date fair value of the awards and the portion of the award that is ultimately expected to vest.

ADVERTISING COSTS

Advertising  costs are  charged to  expense  as  incurred  and are  included  in
selling,   general  and  administrative  costs  on  the  consolidated   combined
statements  of  operations.  Advertising  expenses were  approximately  $74,000,
$104,000  and $68,000  for the years ended  December  31,  2011,  2010 and 2009, respectively.

3. BUSINESS COMBINATIONS

The Company's  acquisition of five of its  subsidiaries  (BPI,  Tyree,  Masonry,
Tulare,  and ESI) in 2010 has been  accounted for using the  pooling-of-interest method  because they were all under common  control.  Therefore,  as required by
GAAP for business  combinations for entities under common control, the financial statements  presented reflect a combination of the financial statements for each subsidiary since it came under common control.

The Company acquired the assets, assumed certain liabilities and began operating the  business  of Masonry  Supply  Holding  Corp.  on  December  31,  2009.  The
acquisition  was accounted for using the  acquisition  method which requires the acquirer to recognize the assets  acquired,  the  liabilities  assumed,  and any non-controlling  interest in the acquiree at their  acquisition  date their fair
values.   Under  the  acquisition  method  acquisition  costs,  such  as  legal, accounting  or  consulting  fees  which  are  incurred  in  connection  with the acquisition  are charged to expenses.  Acquisition  costs incurred in connection with the acquisition of Masonry's business were negligible.

In connection with the  acquisitions,  the Company  assumed  liabilities for the payment  of  certain  delinquent  accounts  payable,  income  taxes,  litigation settlements and other specified  liabilities.  The Company has since  negotiated repayment terms with the majority of the parties owed. The remaining amounts due are non-interest bearing and have terms ranging in duration from 1 to 48 months.
The balance of these assumed  liabilities totaled  approximately  $2,280,000 and
$2,510,000 as of December 31, 2011 and 2010, respectively.

                                      F-15
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

EQS

On January 3, 2011,  the Company  acquired all of the assets and assumed some of the liabilities of Environmental Testing Laboratories,  Inc. ("ETL Business"), a
company in the  business  of  providing  environmental  testing  and  laboratory services in exchange for  forgiving  the debt of the former  owner.  The Company assigned the ETL Business to EQS.

The Company accounted for the EQS acquisition as a business  combination and the total  consideration  of $145,000 has been allocated to the net assets  acquired and  liabilities  assumed  based on their  respective  estimated  fair values at
January 3, 2011 as follows:

                                                                    Amount
                                                                  ----------
Equipment                                                         $  395,054
Other intangibles                                                    135,000
Accounts payable                                                     (36,844)
Assumed liabilities                                                 (362,198)
Note payable                                                        (522,000)
                                                                  ----------
      Total identifiable net liabilities assumed                    (390,988)
                                                                  ----------

 Goodwill                                                            535,988
                                                                  ----------
Net assets acquired                                               $  145,000
                                                                  ==========

Since the acquisition  date, the revenues and net loss of EQS was  approximately
$1,251,000 and $461,000,  respectively,  which are included in the  accompanying
2011 consolidated statement of operations.

Pro  forma  information  for the  operations  of EQS for the  periods  prior  to acquisition  is not  presented  since  EQS was  not  material  to the  Company's consolidated results of operations and earnings per share.

MASONRY

The acquisition date fair values of the assets acquired and liabilities  assumed from the  predecessor of Masonry during the year ended December 31, 2009 were as follows:

                                      F-16
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

                                                                   Amount
                                                                ------------
Cash, receivables and other current assets                      $    188,764
Inventory                                                          1,022,057
Fixed assets and other non-current assets                          2,101,930
Brand name intangible                                              1,013,000
Current liabilities assumed                                       (1,078,459)
Long-term liabilities                                               (442,258)
Other non-current liabilities                                        (75,087)
                                                                ------------
      Total identifiable net assets acquired                       2,729,947
                                                                ------------

Goodwill                                                              31,000
                                                                ------------
Net assets acquired                                             $  2,760,947
                                                                ============

Masonry's  revenues and net loss included in the Company's combined and restated
statement  of  operations  for the year ended  December  31, 2009 are  presented below:

          Acquisition Date                                       12/31/2009
          ----------------                                      ------------
Actual revenues from acquisition date to
 December 31, 2009                                              $         --
                                                                ============
Supplemental pro forma revenues from
 January 1, 2009 to December 31, 2009                           $ 10,126,542
                                                                ============
Actual net loss attributable to Amincor
 stockholders from acquisition date to
 December 31, 2009                                              $         --
                                                                ============
Supplemental pro forma net loss attributable
 to Amincor stockholders from
 January 1, 2009 to December 31, 2009                           $ (9,537,654)
                                                                ============

4. DISCONTINUED OPERATIONS

Effective  June 30,  2011 the Company  discontinued  the  operations  of Masonry
Supply Holding Corp.,  and Tulare  Holdings,  Inc., and effective  September 30,
2011 the Company discontinued the operations of Epic Sports International,  Inc.
As a result,  losses from Masonry,  Tulare and ESI are included in the loss from discontinued  operations  in  the  accompanying  consolidated  or  combined  and restated  financial  statements for the years ended December 31, 2011,  2010 and
2009,  respectively.  Assets and liabilities related to discontinued  operations are presented  separately in the consolidated  balance sheets as of December 31,
2011 and 2010,  respectively.  Changes in net cash from discontinued  operations

                                      F-17
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

are  presented  in  the  accompanying  consolidated  or  combined  and  restated
statements of cash flows for the years ended  December 31, 2011,  2010 and 2009, respectively.  All prior period  information has been reclassified to conform to the current period presentation.

As part of determining whether to discontinue the operations of Masonry,  Tulare
Holdings and ESI,  the Company  evaluated  the  carrying  value of the assets of those  companies as of December 31, 2011 and determined  that the carrying value of  such  assets  was  not  recoverable.  Therefore,  the  Company  recorded  an impairment charge of approximately  $2.9 million for the year ended December 31,
2011,  of which  approximately  $1.2  million  related to the  reduction  of the
carrying   value  of  property  and  equipment  to  the  estimated  fair  value, approximately  $1.4 million related to the write off of intangible  assets,  and approximately $0.3 million related to impairment of other assets.

ASSETS HELD FOR SALE

During 2011, the Company sold certain assets held for sale for their approximate carrying value and received proceeds of approximately $4.5 million.  The Company recorded an impairment charge of approximately  $1.8 million on the remainder of the assets held for sale as of December 31, 2011,  which is included in the loss from discontinued operations in the consolidated statement of operations.

The following  amounts relating to the operations of Masonry,  Tulare,  ESI have
been  segregated  from  continuing   operations  and  reported  as  discontinued
operations:

                                                          For the Years Ended December 31,
                                               ---------------------------------------------------
                                                   2011                2010               2009
                                               ------------        ------------       ------------

Net revenues from discontinued operations      $  4,854,062        $ 19,143,149       $ 15,128,309
                                               ============        ============       ============

Loss from discontinued operations              $ (9,059,608)       $ (6,534,123)      $ (9,926,064)
                                               ============        ============       ============

The  following is a summary of the assets and  liabilities  of the  discontinued
operations,  excluding assets held for sale (which is recorded separately on the consolidated balance sheets).

                                      F-18
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

                                                     2011              2010
                                                 ------------      ------------
Accounts receivable                              $         --      $    303,364
Inventories                                                --         1,098,716
Prepaid expenses and other current assets               5,217           199,188
Property, plant and equipment, net                    598,106         2,379,035
Goodwill and other intangible assets                       --         1,473,558
Other assets                                           75,000           298,263
                                                 ------------      ------------
      Total assets                                    678,323         5,752,124

Accounts payable                                    3,661,771         4,723,243
Accrued expenses and other current liabilities        907,823           902,591
Other long-term liabilities                                --           254,826
                                                 ------------      ------------
      Total liabilities                             4,569,594         5,880,660
                                                 ------------      ------------
Net liabilities                                  $ (3,891,271)     $   (128,536)
                                                 ============      ============

The Company  continues to provide  administrative  services for the discontinued
operations until the liquidation of these assets is completed.

5. MORTGAGES RECEIVABLE

The  mortgages  receivable  consist of two notes  collateralized  by property in
Pelham Manor,  New York, which were in the process of foreclosure as of December
31,  2011.  The  value  of the  mortgages  is  based  on the  fair  value of the collateral.

As of December  31,  2011 and 2010,  the  mortgages  receivable,  designated  as non-performing  loans,  totaled  $6,180,000  for  each  year.  The  Company  has established  an allowance for loan losses of $180,000 and $0 for the years ended
December 31, 2011 and 2010, respectively.

The following table presents mortgages  receivable and the related allowance for loan losses as of December 31, 2011 and 2010:

                                      F-19
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

                                                 2011                 2010
                                             ------------         ------------
Mortgage loans:
  Secured by commercial real-estate          $  6,180,000         $  6,180,000

Less:
  Allowance for loan losses                      (180,000)                  --
                                             ------------         ------------

Total loans receivable                       $  6,000,000         $  6,180,000
                                             ============         ============

The changes to the  allowance  for loan losses for the years ended  December 31,
2011 and 2010 is summarized as follows:

                                                 2011                2010
                                              ----------          ----------
Beginning balance                             $       --          $       --
  Charge-offs                                         --                  --
  Recoveries                                          --                  --
  Provisions                                     180,000                  --
                                              ----------          ----------
Ending balance                                $  180,000          $       --
                                              ==========          ==========

Ending balance: individually evaluated
 for impairment                               $       --          $       --
                                              ==========          ==========
Ending balance: collectively evaluated
 for impairment                               $  180,000          $       --
                                              ==========          ==========
Loans:
  Ending balance: individually evaluated
   for impairment                             $       --          $       --
                                              ==========          ==========
  Ending balance: collectively evaluated
   for impairment                             $6,000,000          $6,180,000
                                              ==========          ==========

6. INVENTORIES

Inventories consist of:

     *    Construction and service maintenance parts
     *    Baking ingredients
     *    Finished bakery goods

A summary of inventories as of December 31, 2011 and 2010 is below:

                                      F-20
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

                                                2011                    2010
                                             ----------              ----------
Raw materials                                $4,321,380              $3,303,800
Ingredients                                     637,153                 286,422
Finished goods                                   91,405                      --
                                             ----------              ----------
                                              5,049,938               3,590,222

Inventory reserves                              576,693                 220,360
                                             ----------              ----------
Inventories, net                             $4,473,245              $3,369,862
                                             ==========              ==========

7. PROPERTY, PLANT AND EQUIPMENT

At December 31, 2011 and 2010  property,  plant and  equipment  consisted of the following:

                                    Useful Lives
                                      (Years)          2011            2010
                                    ------------   ------------    ------------
Land                                      n/a      $    430,000    $    430,000
Machinery and equipment                  2-10        10,319,247       9,541,157
Building and leasehold improvements        10         3,226,010       3,136,633
Vehicles                                 3-10         2,733,134       3,084,966
Computer equipment and software           5-7           804,010         706,162
Furniture and fixtures                   5-10           110,439         110,438
Construction in progress                  n/a            14,801          56,801
                                                   ------------    ------------
                                                     17,637,641      17,066,157

Less accumulated depreciation                         6,003,675       4,482,453
                                                   ------------    ------------
                                                   $ 11,633,966    $ 12,583,704
                                                   ============    ============

Property, plant and equipment include items under capital leases of $864,464 and
$660,808  as  of  December   31,  2011  and  2010,   respectively.   Accumulated
depreciation includes $103,181 and $47,201 related to those items as of December
31, 2011 and 2010, respectively.

Total depreciation expense related to continuing  operations for the years ended
December 31, 2011,  2010, and 2009 was $1,821,599,  $1,972,129,  and $1,834,957,
respectively.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill of $15,882,388 and $15,346,400,  and licenses and permits of $3,430,400 and  $3,295,400  at December 31, 2011 and 2010,  respectively,  have  indefinite

                                      F-21
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

useful  lives  and  are  not  amortized  but  tested  for  impairment  annually.
Intangible  assets with finite  useful lives are  amortized  on a  straight-line basis over the  useful  lives of the assets  and  consist  of the  following  at
December 31, 2011 and 2010:

                                                  Estimated
                                                 Useful Lives
                                                   (Years)             2011              2010
                                                 ------------      ------------      ------------

Intangible assets subject to amortization:
  Customer relationships                             5-10          $  8,976,700      $  8,976,700
  Non-competition agreements                            5             5,886,300         5,886,300
                                                                   ------------      ------------
                                                                     14,863,000        14,863,000

Less accumulated amortization                                         8,550,942         4,962,368
                                                                   ------------      ------------

Intangible assets subject to amortization, net                        6,312,058         9,900,632
                                                                   ------------      ------------
Intangible assets not subject to amortization:
  Licenses and permits                                                3,430,400         3,295,400
                                                                   ------------      ------------
                                                                   $  9,742,458      $ 13,196,032
                                                                   ============      ============

The above licenses and permits have renewal  provisions  which are generally one to four years.  At December 31, 2011,  the  weighted-average  period to the next renewal was eighteen  months.  The costs of renewal are nominal and are expensed when incurred.  The Company intends to renew all licenses and permits  currently held.

Prior to December 31, 2011,  the Company  amortized the  non-compete  intangible asset using the contractual term of the underlining  agreements.  However, based on the  contractual  revisions,  the  Company  determined  that the  non-compete intangible asset has a shorter life than previously estimated.  As a result, the
Company changed the estimate of amortizable lives for the non-compete intangible asset to 5 years. The purpose of this change was to more accurately  reflect the useful life of this asset.  In accordance with GAAP, the change in life has been accounted  for as a change in accounting  estimate on a  prospective  basis from
December  31,  2011.  As a result  of the  change in the  estimated  life of the non-compete intangible asset, both selling and general  administrative  expenses and net loss were higher by $1,717,238 for the year ended December 31, 2011.

Amortization  expense  related  to  continuing  operations  for the years  ended
December 31, 2011,  2010, and 2009 was $3,589,075,  $1,871,336,  and $1,871,340,
respectively.  Future  amortization  expense for  intangible  assets  subject to amortization is as follows:

                                      F-22
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

                                                             Amount
                                                           ----------
Years Ended December 31,
  2012                                                       $1,871,340
  2013                                                          775,572
  2014                                                          764,900
  2015                                                          764,900
  2016                                                          764,900
  Thereafter                                                  1,370,446
                                                             ----------
                                                             $6,312,058
                                                             ==========
9. TYREE CONTRACTS

Tyree's contracts are as follows:

At December 31,                                     2011               2010
                                                ------------       ------------
Costs incurred on uncompleted contracts         $  9,030,273       $  4,073,135
Estimated earnings                                 2,616,311          1,323,766
                                                ------------       ------------
                                                  11,646,584          5,396,901
Less: Billings to date                           (12,370,394)        (5,654,574)
                                                ------------       ------------
                                                $   (723,810)      $   (257,673)
                                                ============       ============
Included in the accompanying consolidated
 balance sheets under the following captions:
 Costs and estimated earnings in excess of
   billings on uncompleted contracts            $    381,931       $    279,152
 Billings in excess of costs and estimated
   earnings on uncompleted contracts              (1,105,741)          (536,825)
                                                ------------       ------------
                                                $   (723,810)      $   (257,673)
                                                ============       ============

10. INCOME TAXES

The Company  records the income tax effect of transactions in the same year that the  transactions  occur  to  determine  net  income,  regardless  of  when  the transactions  are  recognized  for tax purposes.  Deferred taxes are provided to reflect the income tax effects of amounts  included in the  Company's  financial statements in different periods than for tax purposes, and principally relate to bad debt  allowances  for accounts  receivables,  equity  compensation  charges, depreciation,  and amortization expenses. The provision for the income taxes for the years ended December 31, 2011, 2010 and 2009 is as follows:

                                      F-23
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

                                      2011            2010            2009
                                    --------        --------        --------
Current:
  Federal                           $     --        $     --        $     --
  States                                  --         184,250              --
                                    --------        --------        --------
                                          --         184,250              --
                                    --------        --------        --------
Deferred:
  Federal                                 --              --              --
  States                                  --              --              --
                                    --------        --------        --------
                                          --              --              --
                                    --------        --------        --------
Total provision for income taxes    $     --        $184,250        $     --
                                    ========        ========        ========

Deferred tax assets  represent  the future  income tax benefit from amounts that have been recognized as expenses for financial statement purposes in the current period  which may not be deducted for income tax  purposes  until future  years.
Likewise, deferred tax liabilities represent the current income tax benefit from amounts  that may be  deducted  for  income tax  purposes  but have not yet been recognized as expenses for financial statement  purposes.

The Company evaluates deferred income taxes quarterly to determine if it is more likely than not that the future tax  benefits  from  deferred tax assets will be realized  in  future  years.  Valuation  allowances  are  established  if  it is determined  that the  Company  may not  realize  some or all of such  future tax benefits. The Company assesses whether valuation allowances against the deferred tax assets  should be  established  or adjusted  based on  consideration  of all available evidence,  both positive and negative,  using the more likely than not standard. This assessment considers,  among other matters, the nature, frequency of recent income and losses,  forecasts of future profitability and the duration of statutory carryforward periods. In making such judgments,  significant weight is given to evidence that can be objectively verified.

The tax  effect of  temporary  differences  that give rise to the  deferred  tax assets and liabilities as of December 31, 2011 and 2010 are presented below:

                                      F-24
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

                                                     2011              2010
                                                 ------------      ------------
Deferred tax assets:
  Net operating loss carryforwards               $ 10,121,000      $  8,665,000
  Accounts receivable                                 833,000           244,000
  Inventory                                           298,000            68,000
  Intangible assets                                 1,821,000         1,080,000
  Accrued expenses and other current liabilities      276,000            98,000
  Property and equipment                                   --            11,000
                                                 ------------      ------------
      Total deferred tax assets                    13,349,000        10,166,000
                                                 ------------      ------------
Deferred tax liabilities:
  Goodwill                                          1,513,000         1,090,000
  Intangible assets                                   352,000           264,000
  Property and equipment                              417,000           348,000
                                                 ------------      ------------
      Total deferred tax liabilities                2,282,000         1,702,000
                                                 ------------      ------------
                                                   11,067,000         8,464,000
Less valuation allowance                           11,067,000         8,464,000
                                                 ------------      ------------
Net deferred tax assets                          $         --      $         --
                                                 ============      ============

As of  December  31,  2011,  the  Company's  federal net  operating  losses were approximately $25 million.  These net operating loss  carryforwards  expire from the years ended 2028 to 2031.  These net  operating  loss  carryforwards  may be limited in  accordance  with the Internal  Revenue Code ("IRC") based on certain changes in ownership that have occurred, or could occur in the future.

The Company's  effective tax rate differs from the statutory  Federal income tax rate of 34%, primarily due to the effect of state and local income taxes and the impact of recording a valuation  allowance if it is determined  that the Company may not realize  some or all of the future tax  benefits  from the  deferred tax assets,  which primarily  consist of the potential  future tax benefits from net operating loss  carryforwards.  The following is a reconciliation  of the income tax expense that would result from applying the U.S.  Federal  statutory  income tax rate to the  Company's  recorded  income  tax  expense  for the years  ended
December 31, 2011, 2010, and 2009:

                                      F-25
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

                                                      2011               2010               2009
                                                  ------------       ------------       ------------

Income tax expense at federal statutory rate      $ (7,840,000)      $ (2,372,000)      $ (3,892,000)
State taxes                                         (1,384,000)          (419,000)          (687,000)
Permanent differences                                1,227,000            432,000           (491,000)
Loss of NOL's due to IRC rules                       5,394,000                 --                 --
Change in deferred tax calculation allowances        2,603,000          2,359,000          5,070,000
                                                  ------------       ------------       ------------
                                                  $         --       $         --       $         --
                                                  ============       ============       ============

11. LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2011 and 2010:

                                                       2011             2010
                                                    ----------       ----------
Equipment loans payable,  collateralized  by        $  820,251        $ 967,480
the assets  purchased,  and bearing interest
at annual  fixed rates  ranging from 8.0% to
15.0% with principal and interest payable in
installments through July 2014.

Promissory notes payable to current accounts         1,956,068                -
payable vendors  including  imputed interest
of $225,672  calculated using annual rate of
8.8%.  Payment  terms  are  from  12  to  36
months.

Promissory  notes  payable  to three  former           500,000          500,000
stockholders of a predecessor company. These
notes are unsecured and are  subordinate  to
the Company's  senior debt. The notes mature
on December 31, 2012 and bear interest at an
annual rate of 6.0%

Liability under a guarantee  agreement for a           370,617          454,221
note   payable  of  an  entity   related  to
minority  stockholders  to a commercial bank
in  monthly  installments  of  principal  of
$5,932 and interest payable through December
31, 2015. The annual intrerest rate is 8%.

Total                                                3,646,936        1,921,701

Less current portion                                 1,846,565          333,764
                                                    ----------       ----------
Long-term portion                                   $1,800,371       $1,587,937
                                                    ==========       ==========

Future minimum principal payments on long-term debt are as follows:

                                      F-26
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

    Years Ended                                     Amount
    -----------                                   ----------
        2012                                      $1,846,565
        2013                                       1,123,081
        2014                                         520,231
        2015                                         157,058
                                                  ----------
                                                  $3,646,935
                                                  ==========

CAPITAL LEASE OBLIGATIONS

The Company is obligated  under various  capital lease  agreements for machinery and  equipment.  The terms of the  leases  range from one to five years and have effective interest rates that range from 5.0% to 11.1%.

Future minimum lease  payments  under the capital lease  obligations at December
31, 2011 are as follows:

    Years Ended                                     Amount
    -----------                                   ----------
        2012                                      $  282,335
        2013                                         266,453
        2014                                         234,972
        2015                                          87,216
        2016                                          43,546
                                                  ----------
                                                     914,522
    Less amount representing interest                150,631
                                                  ----------
                                                  $  763,891
                                                  ==========

12. RELATED PARTY LOANS

Related  parties are natural  persons or other  entities  that have the ability, directly  or  indirectly,  to  control  another  party or  exercise  significant influence  over the other party in making  financial  and  operating  decisions.
Related parties include other parties that are subject to common control or that are subject to common significant influences.

                                      F-27
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

Loans from related  parties  consist of the following at December 31, 2011,  and
2010:

                                                       2011             2010
                                                    ----------       ----------

Loan and security  agreement  with  Capstone        $  338,908       $  713,930
Capital Group, LLC which expires on November
1, 2013  bearing  interest at 18% per annum.
Maximum  borrowing  of  $850,000

Loan and security  agreement  with  Capstone           499,577               --
Capital  Group,  LLC which expires on August        ----------       ----------
15, 2014 bearing  interest at 18% per annum.
Maximum borrowing of $600,000

Total loans and  amounts  payable to related        $  838,485       $  713,930
parties                                             ==========       ==========

Interest expense for these loans amounted to $200,893,  $16,928,  and $0 for the years ended December 31, 2011, 2010 and 2009, respectively.

13. STOCKHOLDERS' EQUITY

Prior to the acquisition by the Company, the businesses of each of the companies acquired were borrowers  under financing  agreements  with several  interrelated partnerships.  Due to their  failure  to make  payments  under  their  financing agreements,  the lending  partnerships  exercised their right to take control of these borrowing  businesses.  Upon taking control,  new corporate  entities were formed to own and operate each of these  businesses and capital stock of each of the  new  corporations  was  distributed  to  the  partners  of the  lenders  in proportion  to their  partnership  interests.  Following  these  takeovers,  the
Company  acquired these businesses and then the stockholders of the newly formed corporations  received  Amincor  capital  stock,  in  proportion to their former partnership interests.

Upon  completion  of these  acquisitions,  the  general  partners of the lending partnerships  referred to above received Amincor Class A voting common stock and the  limited  partners  received  Amincor  Class  B  non-voting  or  convertible preferred  stock.  Convertible  preferred  stock  was  issued  to those  limited partners who had placed  redemption  requests before the defaults and subsequent takeovers  discussed  above.  Except for the voting rights,  Class A and Class B common stock are identical.

As a result,  the  Company's  stockholders  each have an  ownership  interest in
Amincor that is equivalent  to their rights and interest in the above  mentioned lending partnerships.

                                      F-28
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

CONVERTIBLE PREFERRED STOCK

The  Company  may at any time or from time to time  redeem  on a pro rata  basis issued and outstanding preferred shares by paying the holders of preferred stock
$100 for each  share  redeemed.  In the event of  liquidation,  dissolution,  or winding up of the  Company,  the  preferred  shares are entitled to a payment of
$100 per share  before any  payment  is made to or set aside for the  holders of common shares.

On or after January 1, 2011, any holders of the convertible preferred shares are entitled to convert  their shares into Class B common  shares on the basis of 10 shares of common stock for each preferred share.

For the year ended  December 31, 2011,  no preferred  stock was  converted  into
Class B common shares.

COMMON STOCK

The holders of both Class A and Class B common shares are entitled to dividends, if  declared  by the Board of  Directors,  however no  dividends  can be paid on common stock until all shares of convertible  preferred stock have been redeemed or  converted to common  stock.  The holders of Class B common stock do not have any voting rights. In the event of liquidation,  the holders of both classes are entitled  to  share  ratably  in  all  assets  remaining  after  payment  of all liabilities and any preferences on preferred stock that may be then outstanding.
The common stockholders do not have any cumulative or preemptive rights.

14. SHARE-BASED COMPENSATION

The Company  does not have a formally  adopted  share-based  compensation  plan.
Stock option grants have been made as determined by the Board of Directors.

On December 31, 2010, the Board of Directors  approved the issuance and granting of stock options to certain of the Company's officers. The grant was for options to purchase an aggregate  120,799  shares of Class A common stock at an exercise price of $2.80.  50% of the  options  vest and become  exercisable  on the first anniversary of the grant date and remaining 50% on the second anniversary of the grant  date,  provided  that the  individual  is  employed by the Company on the anniversary date.

                                      F-29
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

On April 1,  September 1, and December 1, 2011 the Company's  Board of Directors
granted common stock Class A options to the President,  Vice-President,  CFO and certain  management  and  employees  of the  Company and  certain  officers  and employees of its subsidiary companies,  all at various exercise prices, based on the estimated fair market value of the Company's  share price at the date of the grant.  The  options  granted on April 1, 2011  vested  and  became  exercisable immediately.  For the September 1, 2011 and December 1, 2011 grants,  50% of the options vest and become  exercisable on the first  anniversary of the grant date and the remaining 50% on the second anniversary of the grant date, provided that the individual is employed by the Company on the anniversary date.

The Company estimates the fair value of stock options on the date of grant using
the  Black-Scholes   option  model,  which  requires  the  input  of  subjective assumptions. These assumptions include the estimated volatility of the Company's common stock price of the expected term, the fair value of the Company's  stock, the risk-free  interest rate and the dividend  yield.  Changes in the subjective
assumptions   can   materially   affect  the  estimated   fair  value  of  stock
compensation. The following assumptions were used in 2011 and 2010:

      Valuation Assumptions                  2011                2010
      ---------------------                  ----                ----
      Expected life                                5               5
      Risk-free interest rate            0.9% - 2.24%           5.20%
      Expected volatility                         40%             27%
      Dividend yield                              --              --
      Forfeiture rate                              0%              0%

Share based compensation cost of approximately $415,000, $0, and $0 is reflected in selling, general and administrative expenses on the accompanying consolidated or combined and restated statements of operations for the years end December 31,
2011, 2010 and 2009, respectively.

The  following  table  summarizes  the Company's  stock  options  activity as of
December 31, 2011 and 2010:

                                      F-30
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

                                                                      Weighted
                                                         Weighted      Average
                                                          Average     Remaining
                                                         Exercise    Contractual
                                              Shares       Price    Term (Years)
                                              ------       -----    ------------
Options outstanding at January 1, 2010
  Granted                                     120,799      $2.80         4.00
  Exercised                                        --         --           --
  Canceled, forfeited or expired                   --         --           --
                                            ---------      -----         ----

Options outstanding at December 31, 2010      120,799       2.80         4.00
  Granted                                   1,389,890       1.78         4.60
  Exercised                                        --         --           --
  Canceled, forfeited or expired                   --         --           --
                                            ---------      -----         ----

Options outstanding at December 31, 2011    1,510,689      $1.86         4.55
                                            =========      =====         ====

Options vested at December 31, 2011           532,399      $1.98         4.22
                                            =========      =====         ====
Options exercisable at:
  December 31, 2010                                --      $  --           --
                                            =========      =====         ====
   December 31, 2011                          532,399      $1.98         4.22
                                            =========      =====         ====

The following table summarizes  information about stock options  outstanding and exercisable as of December 31, 2011:

                                      F-31
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

            Options Outstanding                           Options Exercisable
---------------------------------------------------    ------------------------
                            Weighted
                            Average        Weighted                    Weighted
                           Remaining       Average                     Average
Exercise                Contractual Life  Exercise                    Exercise
 Prices   Outstanding       (Years)         Price      Exercisable      Price
 ------   -----------       -------         -----      -----------      -----
$1.73       917,890          4.78           $1.73              --       $0.00
$1.88       472,000          4.25           $1.88         472,000       $1.88
$2.80       120,799          4.00           $2.80          60,399       $2.80
          ---------                                     ---------
          1,510,689                                       532,399
          =========                                     =========

As of December 31, 2011, the total compensation cost related to nonvested awards not yet recognized was approximately $556,000 and this expense is expected to be recognized over a remaining weighted-average period of 4.73 years.

15. LOSS PER SHARE

The calculation of net loss per share is as follows:

                                      F-32
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

                                                                   Year Ended December 31,
                                                      -------------------------------------------------
                                                          2011              2010               2009
                                                      ------------      ------------       ------------

Numerator for loss per share:
  Net loss from continuing operations                 $(13,999,593)     $   (441,097)      $ (1,522,066)
  Net loss from discontinued operations                 (9,059,608)       (6,534,123)        (9,926,064)
                                                      ------------      ------------       ------------
Net loss                                              $(23,059,201)     $ (6,975,220)      $(11,448,130)
                                                      ============      ============       ============
Denominator for loss per share:
  Basic and diluted weighted-average shares:            28,654,671        28,654,671         27,701,869
                                                      ============      ============       ============
Loss per share:
  Basic and diluted
Net loss from continuing operations                   $      (0.49)     $      (0.02)      $      (0.05)
                                                      ============      ============       ============

Net loss from discontinuing operations                $      (0.31)     $      (0.22)      $      (0.36)
                                                      ============      ============       ============

Net loss                                              $      (0.80)     $      (0.24)      $      (0.41)
                                                      ============      ============       ============

The Company's loss attributable to common stockholders,  along with the dilutive effect of  potentially  issuable  common  stock due to  outstanding  options and convertible  securities causes the normal  computation of diluted loss per share to be smaller than the basic loss per share;  thereby  yielding a result that is counterintuitive. Consequently, the diluted loss per share amount presented does not differ from basic loss per share due to this "anti-dilutive" effect.

At December 31, 2011, 2010 and 2009, the Company had potentially dilutive common shares attributable to the following:

                                                                   Year Ended December 31,
                                                      -------------------------------------------------
                                                          2011              2010               2009
                                                      ------------      ------------       ------------

Stock options                                            1,510,689           120,799                 --
Convertible preferred stock                             17,528,230        17,528,230         16,691,544
                                                      ------------      ------------         ----------
                                                        19,038,919        17,649,029         16,691,544
                                                      ============      ============         ==========

16. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has recorded the following restatements:

                                      F-33
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

     1)   The Company  reexamined  all  contracts in progress as of December 31,
          2009 and 2008, and determined that some of these contracts should have been  accounted for on a percentage of completion  basis,  rather on a completed contract method,

     2)   The Company  determined  that the business of Amincor Other Assets was under  common  control  of the  Company  beginning  in the year  2008, instead of as previously reported in 2010,

     3)   The Company determined that the issuance of common and preferred stock in 2010 related to the  acquisition  of five business  entities  (BPI,
          Tyree,  Tulare, and ESI in 2008, and Masonry in 2009) should have been reflected in the years 2008 and 2009 to account for acquisition of the businesses  and the capital stock as if the stock of each of these new corporations  was  distributed  to  the  partners  of the  lenders  in proportion to their partnership  interests due to their common control by the Company.

The following tables show the effects of these  restatements  (after  reflecting adjustments for discontinued operations):

                                                                       December 31, 2010
                                                     ----------------------------------------------------
                                                     As previously
                                                       reported           Adjustment          As restated
                                                     -------------       -------------       -------------

CONSOLIDATED BALANCE SHEET
Additional paid in capital                              88,250,202       $  (1,784,801)      $  86,465,401
Accumulated deficit                                  $ (29,860,313)      $   1,784,801       $ (28,075,512)

                                                                  Year Ended December 31, 2010
                                                     ----------------------------------------------------
                                                     As previously
                                                       reported           Adjustment          As restated
                                                     -------------       -------------       -------------
CONSOLIDATED OR COMBINED STATEMENTS OF OPERATIONS
Net revenues                                         $          --       $          --       $          --
Cost of revenues                                     $  51,715,985       $    (309,978)      $  51,406,007
Gross profit                                         $  15,200,438       $     309,978       $  15,510,416
Selling, general and administrative                  $  16,346,827       $    (628,449)      $  15,718,378
Loss from operations                                 $  (1,146,389)      $     938,427       $    (207,962)
Net loss from continuing operations                  $  (1,379,524)      $     938,427       $    (441,097)
Loss from discontinued operations                    $  (6,347,941)      $    (186,182)      $  (6,534,123)
Net loss                                             $  (7,727,465)      $     752,245       $  (6,975,220)
Loss per share - basic and diluted
Net loss attributable to Amincor stockholders        $       (0.26)      $        0.03       $       (0.23)
Weighted average shares outstanding -
 basic and diluted                                      29,054,908            (400,237)         28,654,671

                                      F-34
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

                                                                  Year Ended December 31, 2009
                                                     ----------------------------------------------------
                                                     As previously
                                                       reported           Adjustment          As restated
                                                     -------------       -------------       -------------

CONSOLIDATED OR COMBINED STATEMENTS OF OPERATIONS
Net revenues                                         $ 67,000,530        $  3,893,609        $ 70,894,139
Cost of revenues                                     $ 53,388,701        $  2,714,333        $ 56,103,034
Gross profit                                         $ 13,611,829        $  1,179,276        $ 14,791,105
Selling, general and administrative                  $ 15,150,993        $   (696,019)       $ 14,454,974
Income from operations                               $ (1,539,164)       $  1,875,295        $    336,131
Net loss from continuing operations                  $ (3,397,361)       $  1,875,295        $ (1,522,066)
Loss from discontinued operations                    $ (9,649,372)       $   (276,692)       $ (9,926,064)
Net loss                                             $(13,046,733)       $  1,598,603        $(11,448,130)
Loss per share - basic and diluted
Net loss attributable to Amincor stockholders        $      (0.87)       $       0.48        $      (0.39)
Weighted average shares outstanding -
basic and diluted                                      14,126,820          13,575,049          27,701,869

                                                                  Year Ended December 31, 2010
                                                     ----------------------------------------------------
                                                     As previously
                                                       reported           Adjustment          As restated
                                                     -------------       -------------       -------------
CONSOLIDATED OR COMBINED STATEMENTS OF CASH FLOWS
Net loss from continuing operations                  $  (1,379,524)      $     938,427       $    (441,097)
Depreciation and amortization of property
 and equipment                                       $   1,100,557       $     871,572       $   1,972,129
Costs and estimated earnings in excess of billings
 on uncompleted contracts                            $    (279,152)      $     113,336       $    (165,816)
Construction in process                              $     113,336       $    (113,336)      $          --
Billings in excess of costs and estimated earnings
 on uncompleted contracts                            $     536,825       $  (1,357,778)      $    (820,953)
Billings on construction                             $  (1,357,778)      $   1,357,778       $          --
Net cash provided by operating activities
 - continuing operations                             $   9,622,337       $   1,809,999       $   7,812,338
Net cash used in operating activities
 - discontinued operations                           $  (3,544,510)      $     285,161       $  (3,259,349)

                                                                  Year Ended December 31, 2009
                                                     ----------------------------------------------------
                                                     As previously
                                                       reported           Adjustment          As restated
                                                     -------------       -------------       -------------
CONSOLIDATED OR COMBINED STATEMENTS OF CASH FLOWS
Net loss from continuing operations                  $  (3,397,361)      $   1,875,295       $  (1,522,066)
Depreciation and amortization of property
 and equipment                                       $     734,024       $   1,100,933       $   1,834,957
Costs and estimated earnings in excess of billings
 on uncompleted contracts                            $          --       $     (21,112)      $     (21,112)
Construction in process                              $   3,124,788       $   3,126,995       $   6,251,783
Billings in excess of costs and estimated earnings
 on uncompleted contracts                            $          --       $   1,272,795       $   1,272,795
Billings on construction                             $  (1,591,054)      $  (5,166,403)      $  (6,757,457)
Net cash provided by operating activities
 - continuing operations                             $   5,541,464       $   2,188,503       $   3,352,961
Net cash used in operating activities
 - discontinued operations                           $ (18,507,073)      $     480,000       $ (18,027,073)

17. OPERATING SEGMENTS

The Company is organized  into six operating  segments:  (1) Amincor,  (2) Other
Assets,  (3) Contract Admin, (4) BPI, (5) EQS, and (6) Tyree.  Assets related to
discontinued   operations  ("Disc.  Ops")  are  also  presented  below.  Segment information is as follows:

                                      F-35
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

                                                       December 31,
                                          ------------------------------------
                                              2011                    2010
                                          ------------            ------------
ASSETS:
  Amincor                                 $    536,061            $  5,326,013
  Other Assets                               8,667,433              15,784,760
  Contract Admin                                    --                     197
  BPI                                       24,851,264              24,553,583
  EQS                                        1,298,597                      --
  Tyree                                     26,169,574              29,001,697
  Disc. Ops                                    678,322               5,752,124
                                          ------------            ------------
Total assets                              $ 62,201,251            $ 80,418,374
                                          ============            ============

                                                       December 31,
                                          ------------------------------------
                                              2011                    2010
                                          ------------            ------------
CAPITAL EXPENDITURES:
  Amincor                                           --            $         --
  Other Assets                                      --                      --
  Contract Admin                                    --                      --
  BPI                                           58,644                  62,225
  EQS                                               --                      --
  Tyree                                         77,000                  32,973
                                          ------------            ------------
Total capital expenditures                $    135,644            $     95,198
                                          ============            ============

                                                       December 31,
                                          ------------------------------------
                                              2011                    2010
                                          ------------            ------------
GOODWILL:
  Amincor                                 $         --            $         --
  Other Assets                                      --                      --
  Contract Admin                                    --                      --
  BPI                                        7,770,900               7,770,900
  EQS                                          535,988                      --
  Tyree                                      7,575,500               7,575,500
                                          ------------            ------------
Total goodwill                            $ 15,882,388            $ 15,346,400
                                          ============            ============

                                      F-36
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

                                                       December 31,
                                          ------------------------------------
                                              2011                    2010
                                          ------------            ------------
INTANGIBLE ASSETS:
  Amincor                                 $         --            $         --
  Other Assets                                      --                      --
  Contract Admin                                    --                      --
  BPI                                        5,194,946               5,959,846
  EQS                                          135,000                      --
  Tyree                                      4,412,512               7,236,186
                                          ------------            ------------
Total intangible assets                   $  9,742,458            $ 13,196,032
                                          ============            ============

                                             Years Ended December 31,
                                    2011              2010             2009
                                ------------      ------------     ------------
NET REVENUES:
  Amincor                       $         --      $         --     $         --
  Other Assets                            --                --               --
  Contract Admin                          --                --               --
  BPI                             15,968,945        13,292,090       13,345,574
  EQS                              1,017,017                --               --
  Tyree                           45,311,721        53,624,333       57,548,565
                                ------------      ------------     ------------
Net revenues                    $ 62,297,683      $ 66,916,423     $ 70,894,139
                                ============      ============     ============

                                             Years Ended December 31,
                                    2011              2010             2009
                                ------------      ------------     ------------
(LOSS) INCOME BEFORE PROVISION
FOR INCOME TAXES:
  Amincor                       $ (6,194,254)     $ (1,832,938)    $         --
  Other Assets                     1,221,966         1,147,494        1,087,571
  Contract Admin                         395               197               --
  BPI                               (828,915)         (269,613)        (783,197)
  EQS                               (460,968)               --               --
  Tyree                           (7,737,817)          698,013       (1,826,440)
                                ------------      ------------     ------------
(Loss) income before provision
 for income taxes               $(13,999,593)     $   (256,847)    $ (1,522,066)
                                ============      ============     ============

                                      F-37
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

                                             Years Ended December 31,
                                    2011              2010             2009
                                ------------      ------------     ------------
DEPRECIATION OF PROPERTY
AND EQUIPMENT:
  Amincor                       $         --      $         --     $         --
  Other Assets                       813,300         1,041,010        1,100,933
  Contract Admin                          --                --               --
  BPI                                  9,873             3,875              669
  EQS                                 93,768                --               --
  Tyree                              904,658           927,244          733,355
                                ------------      ------------     ------------
Total depreciation of
 property and equipment         $  1,821,599      $  1,972,129     $  1,834,957
                                ============      ============     ============

                                             Years Ended December 31,
                                    2011              2010             2009
                                ------------      ------------     ------------
AMORTIZATION OF INTANGIBLE
ASSETS:
  Amincor                       $         --      $         --     $         --
  Other Assets                            --                --               --
  Contract Admin                          --                --               --
  BPI                                764,900           764,900          764,900
  EQS                                     --                --               --
  Tyree                            2,824,175         1,106,436        1,106,440
                                ------------      ------------     ------------
Total amortization of
 intangible assets              $  3,589,075      $  1,871,336     $  1,871,340
                                ============      ============     ============

                                             Years Ended December 31,
                                    2011              2010             2009
                                ------------      ------------     ------------
INTEREST (INCOME) EXPENSE:
  Amincor                       $   (688,220)     $   (136,901)    $         --
  Other Assets                       (26,732)               --               --
  Contract Admin                          --                --               --
  BPI                                285,279           579,692          731,944
  EQS                                 58,102                --               --
  Tyree                              831,364           579,934        1,203,353
                                ------------      ------------     ------------
Total interest expense,
 net                            $    459,793      $  1,022,725     $  1,935,297
                                ============      ============     ============

                                      F-38
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

18. COMMITMENTS AND CONTINGENCIES

WARRANTY RESERVE

Tyree's  contracts  with its  customers  usually  contain a written  or  implied warranty on workmanship for one year. Subcontractors and parts suppliers used by
Tyree  generally  warrant the parts they supply or services  they  perform for a similar period. At project or service  completion,  customers provide written or verbal  acceptance of Tyree's work.  Warranty related costs experiences by Tyree typically  consist of minor  adjustments or calibration  work. Tyree has accrued approximately  $50,000 and $100,000 at December 31, 2011 and 2010,  respectively for estimated warranty costs related to completed contracts.

LEASE COMMITMENTS

The Company  leases office and warehouse  space under  non-cancelable  operating leases that  expire at various  dates  through  2015.  Some of the leases  carry renewal  provisions and some require the Company to pay  maintenance  costs or a share of real estate taxes and other costs.  Rental payments may be adjusted for increases in taxes and insurance.

Rent expense on leases  containing  scheduled  rent  increases is  recognized by amortizing the aggregate lease payments on a straight-line  basis over the lease term.  This has resulted in deferred rent  liabilities of $18,313 and $21,661 as of  December  31,  2011 and  2010,  respectively  which  are  included  in other liabilities on the consolidated balance sheets.

Rent expense  totaled  $1,802,985,  $805,035 and  $1,071,732 for the years ended
December 31, 2011,  2010 and 2009,  respectively,  which includes  related party rent of  $1,073,317,  $264,520,  and $460,531  for the years ended  December 31,
2011, 2010 and 2009, respectively.

At December 31, 2011, the future minimum lease commitments under  non-cancelable operating leases, including leases with related parties, are as follows:

                                             Amount
                                          -----------
     Years Ended December 31,
        2012                                $ 779,687
        2013                                  469,204
        2014                                  378,834
        2015                                  194,580
                                          -----------
                                          $ 1,822,305
                                          ===========

For the year ended  December  31, 2011,  the Company paid  $616,300 to a related
party  on  a  month-to-month   basis  for  the  rent  of  its  headquarters  and
administrative offices.

                                      F-39
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

EMPLOYMENT AGREEMENT

The  Chief  Executive  Officer  ("CEO")  of  Tyree  entered  into an  employment agreement for the period  commencing on March 3, 2008 and ending on December 31,
2012.  The CEO's  agreement  provides for annual  minimum base  compensation  of
$240,000  plus  certain  other  benefits.  The CEO's  annual  compensation  will increase by 3% on each  anniversary of the term. The bonus for each year will be up to 100% of the annual  compensation,  provided  that  Tyree  meets all of the annual  objectives  established by the Board of Directors.  The CEO's  agreement also provides a  non-competition  covenant for the term of the CEO's  employment and a subsequent two-year period.

LICENSING AND STRATEGIC ALLIANCE AGREEMENTS

On October 1, 2008, ESI entered into a five-year  licensing agreement with Volkl
GmbH  ("Volkl")  which granted ESI  exclusive use of the licensed  marks and the
unrestricted   worldwide  sales  of  licensed  products.   In  return,  ESI  was
responsible for paying Volkl royalty fees in the amount of 2.5%,  5.0%, and 7.0%
of net sales  during  years one,  two three and  thereafter,  respectively.  The agreement also provided for an annual minimum  guaranteed  royalty  ranging from
(euro) 60,700 in contract  year one to (euro)  500,000 in contract year ten. The year ended  December  31, 2011  represents  contract  year three and the minimum guaranteed  royalty  under the  contract is (euro)  200,000.  As of December 31,
2011,  the  Company  has paid (euro)  100,000 of the annual  guaranteed  minimum royalty and recorded the unpaid balance as an accrued liability. On September 9,
2011 Volkl  terminated  the  licensing  agreement  with ESI as a result of ESI's alleged non-compliance with certain clauses under the agreement.  In the year of termination,  the agreement  provides for a minimum guaranteed payment of (euro)
400,000;  which is (euro) 200,000 in excess of the guaranteed  minimum  royalty.
Management  believes this additional minimum guaranteed payment is without merit and is  committed  to  contesting  any  claims by Volkl for  additional  minimum
guaranteed  amounts.   Therefore,   no  additional  amount  related  to  minimum
guaranteed payments has been accrued as of December 31, 2011.

On January 1, 2009, ESI entered into a three-year licensing agreement with Boris
Becker & Co. ("Becker"). The agreement granted ESI exclusive use of the licensed marks and the  unrestricted  worldwide  sales (with the  exception  of China) of licensed products. In return, ESI was responsible for paying Becker royalty fees in the amount of 5.0%, of net sales during the term of the agreement.  Effective
September  30,  2011,  the  licensing   agreement  with  Becker  was  terminated
concurrently with management's decision to discontinue the operations of ESI. As of December 31, 2011,  amounts owing to Becker are  immaterial and no additional required  minimum  payments,  as a result of  termination,  have been identified under the  agreement.  Therefore  the Company has not  recorded  any  additional amounts related to the terminating the agreement as of December 31, 2011.

During the years ended December 31, 2011,  2010 and 2009,  royalty expense under both agreements amounted to $285,532, $207,283 and $111,759, respectively.

                                      F-40
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

In October 2010,  ESI entered into a strategic  alliance  agreement with Samsung
C&T America,  Inc.  ("Samsung")  whereby ESI acted as a brand  manager and sales agent for Boris Becker and Volkl  products,  and Samsung  purchased  and managed inventory,  fulfilled  orders,  invoiced  customers  and collected the resulting receivables.  On September 21, 2011,  Samsung  terminated the strategic alliance agreement  with  ESI upon  notification  that  Volkl  GmbH  had  terminated  its licensing agreement with ESI. Upon termination, the strategic alliance agreement specifies  a disposal  period  whereby  ESI will  assist  Samsung in selling any inventory  and  collecting  any accounts  receivable  for 180 days and 240 days, respectively from the termination date. During the disposal period,  commissions payable  to ESI are  held in  reserve  by  Samsung.  At the end of the  disposal period,  unsold  inventory and uncollected  accounts  receivable will be charged back to ESI against the commission  reserve. In the event the chargebacks exceed the commission  reserve,  ESI is required under the agreement to pay Samsung the excess  within 10 business  days after the disposal  period ends. As of December
31, 2011,  management does not believe it is likely that chargebacks will exceed the commission  reserve.  An estimate of liabilities  resulting from terminating the strategic  alliance agreement with Samsung cannot be made since the disposal period has not ended.  Therefore,  no amount has been accrued in these financial statements as of December 31, 2011 for any such contingent liabilities.

EMPLOYEE BENEFIT PLANS

BPI

BPI established a 401(k)  retirement plan (the "BPI Plan") effective  January 1,
2009. The Plan covers  employees of the Company who have completed  three months
(250 hours) of service and have  attained the age of  twenty-one.  All employees hired  prior to January  1, 2009,  entered  the Plan  immediately.  The BPI Plan permits participants to choose either a traditional pre-tax salary deferral plan or a Roth after-tax  deferral plan. BPI does not make matching or  discretionary contributions.

TYREE

Tyree has  established  the Tyree Holdings  401(k)  Retirement  Plan (the "Tyree
Plan"), which covers all eligible non-union  employees.  The Tyree Plan provides for  voluntary  contributions  by eligible  employees  up to a maximum of 85% of their  eligible  compensation,  subject to the applicable  federal  limitations.
Tyree has the option to make a discretionary  contribution each year, but did no make any contributions for the years ended December 31, 2011, 2010 and 2009.

Tyree has collective  bargaining  agreements with labor unions. These agreements expire  at  varying  dates  through  April  30,  2012.  In  accordance  with its collective  bargaining  agreements,  Tyree  participates  in two  multi-employer pension  plans and one defined  contribution  (401k) Plan.  These plans  provide
benefits  to  substantially   all  union  employees.   Such  plans  are  usually
administered  by a  board  of  trustees  comprised  of  the  management  of  the

                                      F-41
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

participating  companies and labor representatives.  The net pension cost of the pension plans is equal to the annual contribution  determined in accordance with the provisions of negotiated labor contracts. Assets contributed to such pension plans are not segregated or otherwise restricted to provide benefits only to the
Tyree's  employees.  The risks of participating in these  multiemployer  pension plans are different  from  single-employer  plans in the following  aspects:  1)
assets  contributed  to the  multi-employer  pension plan by one employer may be used to provide benefits to employees of other participating  employers; 2) if a participating  employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the  remaining  participating  employers;  and 3) if
Tyree chooses to stop participating in some of its multi-employer pension plans,
Tyree may be  required  to pay those  plans an amount  based on the  underfunded status of the plan, which is referred to as a withdrawal liability.

Tyree's  participation  in these  pension  plans  for the  annual  period  ended
December  31,  2011,  2010,  and  2009  is  outlined  in the  table  below.  The
"EIN/Pension  Plan Number" column  provides the Employee  Identification  Number
("EIN") and the three-digit plan number. Unless otherwise noted, the most recent
Pension  Protection Act ("PPA") zone status available in 2011, 2010, and 2009 is for the plan's year-end at December 31, 2011, 2010, and 2009  respectively.  The zone status is based on  information  that Tyree  received  from the plan and is certified by the plan's actuary.  Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded,  and plans in the green zone are at least 80 percent funded. The
"FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement  plan ("FIP") or a  rehabilitation  plan ("RP") is either pending or has  been  implemented.  The  last  column  lists  the  expiration  dates of the collective-bargaining agreements to which the plans are subject.

                                                                                                                        Expiration
                                     Pension Protection          FIP/RP                                                  Date of
                                       Act Zone Status           Status           Tyree Contributions                  Collective-
                  EIN/Pension     --------------------------     Pending /     ------------------------     Surcharge   Bargaining
Pension Fund      Plan Number     2011       2010       2009    Implemented    2011       2010     2009      Imposed    Agreement
------------      -----------     ----       ----       ----    -----------    ----       ----     ----      -------    ---------

I.B.E.W. Local
No.25 Pension
Fund            11-6038558/001   Green      Green      Green        NA       $ 52,577   $ 55,158  $ 55,149      No      4/30/2012

Plumbers Local
Union No. 200
Pension Fund    11-3125387/001   Green(1)   Yellow(1)  Green(1)     Yes       260,000    607,672   374,149      No      4/30/2012
                                                                             --------   --------  --------
Total contributions:                                                         $312,576   $662,830  $429,298
                                                                             ========   ========  ========

----------
(1) Plan years ended June 30, 2011, 2010, and 2009

                                      F-42
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

Tyree's  contributions to the  multiemployer  defined  contribution  (401k) plan totaled to approximately  $127,000,  $147,000,  and $141,000 for the years ended
December 31, 2011, 2010, and 2009, respectively.

CONTINGENCIES

In  connection  with Baker's  Pride's USDA loan  application,  BPI had a Phase I
Environmental Site Assessment done on the property where the Mt. Pleasant Street
Bakery,  Inc.  resides  as  required  by BPI's  prospective  lender.  The study, completed  on  October  7,  2011,  recommended  a Phase  II  Environmental  Site
Assessment  on the  grounds  that there were  underground  storage  tanks on the premises for which there was no record of being removed. In addition,  the study shows an  environmental  hazard on property  adjacent to the Mt. Pleasant Street
Bakery  caused  by the  operations  of  the  adjacent  property.  The  Phase  II
Environmental  Site  Assessment  was  completed  on  October  31,  2011  and was submitted to the Iowa Department of Natural Resources ("IDNR") for their review.
IDNR  requested  that a Tier Two Site Cleanup  Report ("Tier Two") be issued and completed in order to better understand what environmental  hazards exist on the property.  The Tier Two was  completed on February 3, 2012 and was  submitted to
IDNR for further review.  Management's  latest  correspondence  with IDNR, dated
March 21,  2012,  required  revisions to the Tier Two to be in  compliance  with
IDNR's  regulations.   Management  has  retained  the  necessary   environmental
consultants to become compliant with IDNR's request, but the potential liability
is  largely  dependent  on  IDNR's  recommended   remediation  strategy  and  is
undeterminable as of the report date.

Tyree's   largest   customer   filed  a  voluntary   petition   for  Chapter  11
reorganization in the United States Bankruptcy Court (the "Bankruptcy Court") on
December 5, 2011. In its "first-day motion," this customer designated Tyree as a
"critical  vendor,"  thus  providing  Tyree with the first  priority  to receive payment along with other critical  vendors.  Critical vendor status allows Tyree to be paid for services  provided prior to the  bankruptcy  filing to the extent made  after  its  designation  as a  critical  vendor.  Tyree  is a party to two executory  contracts  with this customer that require it to provide  operations,
maintenance  and  environmental   services.  The  monthly  charges  under  these
contracts  exceed $1 million;  however,  Tyree has not received any pre-petition critical vendor payments. As of the date of the bankruptcy petition, Tyree had a pre-petition  accounts  receivable balance of approximately $1.5 million against which Tyree has provided a full allowance for doubtful  accounts.  As a critical vendor,  Tyree  may have a  priority  to  receive  payment  of its  pre-petition receivable  balance;  but still may never  collect  or may only  collect a small percentage of the balance.

The above noted customer has paid Tyree for all post-petition  charges for 2011.
Tyree is currently  providing services on a post-petition  basis. The management of Tyree and Amincor are working  diligently with outside counsel to ensure that
Tyree is paid on a timely  basis  for  post-petition  charges  and that  Tyree's post-petition credit exposure is as limited as possible.

                                      F-43
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

A Proof of Claim was filed for  unsecured  claims with the  Bankruptcy  Court on
April 10,  2012.  Unsecured  claims have the lowest  priority in the  bankruptcy cases and there is no guaranty  or degree of  certainty  that the  Company  will recover all or a portion of its unsecured  claim.  Post-petition  administrative claims have senior priority to all claims but secured claims. Accordingly, it is more likely that post-petition administrative claims be paid, although depending upon the facts and  circumstances  of the claims  there is no guaranty  that the
Company will recover all of its administrative claims.

Payments from this customer  within the 90 day period prior to Petition Date may constitute  preferential transfers subject to avoidance by the Bankruptcy Court.
Under the Bankruptcy Code there are several statutory  defenses to an action for recovery of preferential transfers,  including,  among other potential defenses, whether  the  transfers  at issue were in the  ordinary  course of  business  or constituted new value.  If the Bankruptcy  Court finds that there have been such preferential  transfers,  the  Company  would  have to pay such  amounts  to the bankruptcy  estate.  The  Company's  management  believes  that it has  adequate statutory  defenses  to these  preferential  claims,  and has not  recorded  any reserves for preferential claims.

LEGAL PROCEEDINGS

TYREE

Tyree's  services  are  regulated  by federal,  state and local laws  enacted to
regulate   discharge  of  materials   into  the   environment,   remediation  of
contaminated  soil and groundwater or otherwise  protect the  environment.  This ongoing regulation results in Tyree or Tyree's  predecessor  companies being put at risk at becoming a party to legal  proceedings  involving  customers or other interested parties. The issues involved in such proceedings  generally relate to alleged  responsibility  arising  under  federal  or  state  laws  to  remediate contamination  at  properties  owned or  operated  either by  current  or former customers or by other parties who allege damages.  To limit its exposure to such proceedings,  the Tyree purchases, for itself and Tyree's predecessor companies, site  pollution,  pollution  and  professional  liability  insurance.  Aggregate limits,  per occurrence limits, and deductibles for this policy are $10,000,000,
$5,000,000, and $50,000, respectively.

Tyree and its  subsidiaries  are  involved  from time to time,  in ordinary  and routine litigation.  Management  presently believes that the ultimate outcome of these  proceedings  individually  or in the aggregate,  will not have a material adverse  effect on the Company's  financial  position,  results of operations or cash flows.  Nevertheless,  litigation is subject to inherent  uncertainties and unfavorable  rulings could occur. An unfavorable  ruling could include  monetary damages  and, in such event,  could result in a material  adverse  impact on the
Company's financial position, results of operations or cash flows for the period in which the ruling occurs.

                                      F-44
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

IMSC/OTHER ASSETS

Capstone  Business Credit,  LLC, a related party, is the plaintiff (on behalf of
Amincor  Other Assets,  Inc.) in a foreclosure  action  against  Imperia  Family
Realty, LLC ("IFR").  IFR is related to the former owners of Masonry's business.
In November,  2011 a Judgment of  Foreclosure  was granted by the court ordering that the IMSC property in Pelham  Manor,  New York (the  "Property")  be sold at public auction.  As of December 31, 2009, the mortgage  related to this Property was assigned to Amincor, Inc. and thereafter to Amincor Other Assets, Inc.

A former  principal of Imperia Bros.,  Inc. (a  predecessor  company of Masonry)
filed a notice of appeal dated  November 14, 2011 with the court  contesting the
Judgment of Foreclosure. The Company believes that the appeal will not be upheld by the court since the same  appellate  court,  on February 16, 2010,  issued an order that  granted CBC a motion of summary  judgment and  dismissed  all of the former principal's affirmative defenses.

In  accordance  with the Judgment of  Foreclosure  a public  auction sale of the
Property was held on January 10, 2012.  Capstone Business Credit, LLC, on behalf of  Amincor  Other  Assets,  Inc.,  bid the  amount  of  their  lien and was the successful bidder.

As of the report date,  title to the Property has not been  transferred due to a title issue involving the notice of pendency ("Notice") that expired and was not renewed at least 20 days prior to the  Judgment  of  Foreclosure  and Sale being filed and entered. Since no title transfers or judgment/liens were filed against the Property  after the  expiration  of the Notice,  the Company  believes it is likely a conditional title will be issued and after recording the deed, IFR will no longer have any ownership  interest in the  property.  Once a deed is issued, title to the property will be held in the name of Amincor Other Assets, Inc.

19. CONCENTRATIONS OF CREDIT RISK

CASH

The Company places its cash balances with various stable financial  institutions which may at times exceed the Federal  Deposit  Insurance  Corporation  ("FDIC")
limit. The Company believes its risk of loss is negligible,  and, as of December
31, 2011 and 2010,  the Company's  cash  balances did not exceed FDIC  insurance limits.

MAJOR CUSTOMERS

A  substantial  portion of the Company's  revenues are from a limited  number of customers.  For the years ended  December 31, 2011,  2010,  and 2009,  and as of
December 31, 2011 and 2010, revenue and accounts  receivable  concentrations are as follows:

                                      F-45
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

                              2011                            2010                   2009
                   ----------------------------    ---------------------------   -------------
                                              Percentage of
                   ---------------------------------------------------------------------------
                                   Consolidated    Restated and   Consolidated    Restated and
                   Consolidated      Accounts       Combined        Accounts        Combined
                    Revenues        Receivable      Revenues       Receivable       Revenues

Customer A            23.6            16.3            19.9            18.3            18.8
Customer B            20.8            29.3            27.9            26.4            36.4
Customer C            12.8            10.9            11.1              --            11.3
Customer D              --            12.1              --              --              --
                     -----           -----           -----           -----           -----
                      57.2            68.6            58.9            44.7            66.5
                     =====           =====           =====           =====           =====

----------
Customer A relates to BPI segment, customers B,C, and D relate to Tyree segment.

20. LIQUIDITY MATTERS / GOING CONCERN

The Company  incurred  losses for the years ended  December 31, 2011,  2010, and
2009 as well as negative cash flows from  operations for the year ended December
31, 2011. The results of the Company's cash flows from continuing operations for the year ended  December 31, 2011 have been  adversely  impacted by the customer slowdown in infrastructure  capital  expenditures caused by the general downturn of the economic  conditions,  severe weather related  conditions,  and cash flow issues related to major customers.  The Company has  discontinued  operations of
IMSC,  Tulare  and ESI in 2011  which  had  significant  negative  impact on the
Company's  cash flows.  The  Company's  primary  focus is to achieve  profitable operations  and positive  cash flow of its  operations  of its long  established niche businesses - Tyree and Baker's Pride.

Since the  beginning  of the  recession  in 2008,  the Company has not  borrowed through the end of December 31, 2011, from any bank,  finance company,  or other unrelated lender and has not received any private equity financing.  Since 2008, internally  generated  operating  cash  flows have been  sufficient  to meet the
Company's business operating  requirements.  However,  operating cash flows have not been  sufficient to finance  capital  improvements  or provide funds for the substantial marketing efforts necessary for growing the businesses.

The  Company's  plan for  improving  future  continuing  operations  has several different aspects as follows:

     *    Lowering  its  overhead  costs by reducing  its  workforce in order to achieve maximum utilization;

                                      F-46
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

     *    Consolidating  certain  accounting  roles from the subsidiary level to the Company's  headquarters,  restructuring  purchase  agreements with suppliers  which will allow for leaner  inventory  levels and reducing the warehousing costs;
     *    Renegotiating   compensation   arrangements  and   consolidating   its
          administrative location with operating offices in order to reduce rent expenses.

The Company has taken and will continue to take steps to increase  revenues from continuing operations as outlined below:

     *    Hiring a new sales  executive with extensive food industry  background to increase sales of existing and new products of the BPI;
     *    Increasing  its revenues  from the Tyree's  second  largest  customer, based on the  improving  relationship  between  Tyree  and  customer's management;
     *    Obtaining new  construction  contracts based on aggressive  bidding on jobs from new customers;
     *    Expanding services into new types of services for water purification;
     *    Expanding services provided to the existing customers;
     *    Increasing  in  customer   orders  is  expected  due  to   anticipated
          construction  needs that have been  deferred in the last several years due to the weak economy.

In addition, the Company intends or has done the following:

     *    Entered into a six-month  bridge loan  agreement  for BPI (the "Bridge
          Loan") of $2,750,000,  in January 2012,  which is secured by the BPI's equipment,  and is  negotiating to extend the term to three years (see
          Note 21).
     *    Consolidate certain premises thereby reducing rents and is negotiating for reduced rents with landlords;
     *    Sold  equipment of IMSC (a  discontinued  entity) in February 2012 for
          $426,000;
     *    Liquidate the property  previously  occupied by Tulare (a discontinued
          entity) in Lindsay, California for approximately $2 million;
     *    Sell its property in Allentown, Pennsylvania;
     *    Term out certain  material  payments to vendors to ease cash flow. The
          Company  has  spoken to major  vendors  concerning  regarding  payment terms;
     *    Sell its stock  publicly  once the Company is cleared by the SEC.  The
          Company plans to create a market for the stock and obtain capital from private and public investors.

If the  Company's  plans  change,  or its  assumptions  change  or  prove  to be inaccurate,  or  if  available  cash  otherwise  proves  to be  insufficient  to implement its business plans, the Company may require  additional equity or debt financing.  Given the uncertain  economic  environment and the pressure that the financial sector has been under,  the Company cannot predict whether  additional funds  will be  available  in  adequate  amounts.  If funds are  needed  but not available, the Company's business may need to be altered or curtailed.

                                      F-47
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

Management  believes  that,  even without the addition of the capital from stock sales,  that the Company will be able to generate  sufficient cash flows through
December 31, 2012.

21. SUBSEQUENT EVENTS

In January 2012, BPI entered into a six-month bridge loan agreement (the "Bridge
Loan") of $2,750,000.  Management intends to purchase additional plant machinery to complete its donut line and begin manufacturing donuts. The Bridge Loan bears an annual interest rate of 1.75% above the U.S. Prime Rate (3.25% as of December
31, 2011).

The  Company  had  no  additional   significant   subsequent   events  requiring
disclosure.

                                      F-48
                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three years ended December 31, 2011

Schedule II - Valuation and Qualifying Accounts and Reserves
Fiscal Years Ended December 31, 2011, 2010, and 2009

                                             Beginning                                            Ending
                                              Balance         Additions        Deductions         Balance
                                              -------         ---------        ----------         -------

2011
Allowance for doubtful accounts             $   450,000      $ 1,466,864      $    (13,238)     $ 1,903,626
                                            ===========      ===========      ============      ===========

Inventory allowance                         $   220,360      $   356,333      $         --      $   576,693
                                            ===========      ===========      ============      ===========

Deferred tax asset valuation allowance      $ 8,464,000      $ 2,603,000      $         --      $11,067,000
                                            ===========      ===========      ============      ===========

2010
Allowance for doubtful accounts             $   905,000      $        --      $   (455,000)     $   450,000
                                            ===========      ===========      ============      ===========

Inventory allowance                         $        --      $   220,360      $         --      $   220,360
                                            ===========      ===========      ============      ===========

Deferred tax asset valuation allowance      $ 6,105,000      $        --      $  2,359,000      $ 8,464,000
                                            ===========      ===========      ============      ===========

2009
Allowance for doubtful accounts             $   590,802      $   314,198      $         --      $   905,000
                                            ===========      ===========      ============      ===========

Inventory allowance                         $        --      $        --      $         --      $        --
                                            ===========      ===========      ============      ===========

Deferred tax asset valuation allowance      $ 1,035,000      $ 5,070,000      $         --      $ 6,105,000
                                            ===========      ===========      ============      ===========

                                      F-49