Form 10-K/A
period 2011-12-31
Amincor, Inc.
filed 2012-04-19
CIK 1167905

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on April 16, 2012 (the "Form 10-K"), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

Date: April 18, 2012


/s/ John R. Rice, III
--------------------------------------------
By: John R. Rice, III, President

Date: April 18, 2012


/s/ Robert L. Olson
--------------------------------------------
By: Robert L. Olson, Chief Financial Officer


BOARD OF DIRECTORS

Date: April 18, 2012


/s/ John R. Rice, III
--------------------------------------------
John R. Rice, III, Director


/s/ Joseph F. Ingrassia
--------------------------------------------
Joseph F. Ingrassia, Director


/s/ Robert L. Olson
--------------------------------------------
By: Robert L. Olson, Director