Form 10-K/A
period 2011-12-31
Amincor, Inc.
filed 2012-04-30
CIK 1167905

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

As of April 30, 2012, there were 7,478,409 shares of Registrant's Class A Common Stock and 21,176,262 shares of Registrant's Class B Common Stock outstanding.

                                TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS...........................................................   4
ITEM 1A. RISK FACTORS.......................................................  14
ITEM 1B. UNRESOLVED STAFF COMMENTS..........................................  22
ITEM 2.  PROPERTIES.........................................................  23
ITEM 3.  LEGAL PROCEEDINGS..................................................  23
ITEM 4.  (REMOVED AND RESERVED).............................................  24

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES..................  24
ITEM 6.  SELECTED FINANCIAL DATA............................................  25
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..........................................  26
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........  46
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................  46
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
         DISCLOSURE.........................................................  46
ITEM 9A. CONTROLS AND PROCEDURES............................................  46
ITEM 9B. OTHER INFORMATION..................................................  49

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.............  49
ITEM 11. EXECUTIVE COMPENSATION.............................................  53
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS....................................  55
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE.......................................................  56
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.............................  56

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES............................  57

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

                                     PART I

ITEM 1. BUSINESS

                                  AMINCOR, INC.

HISTORY OF THE COMPANY

Amincor, Inc. was incorporated under the laws of the state of Nevada on October 8, 1997 under the name GSE Group, Inc. GSE Group, Inc. was originally formed to provide consulting services for reverse mergers to public shell corporations and private companies seeking to gain access to the public markets. On October 20, 1997, GSE Group, Inc. changed its name to Global Stock Exchange Corp. and on April 28, 2000, Global Stock Exchange Corp. changed its name to Joning Corp ("Joning"). In July 2000, Joning ceased its business activities. On March 8, 2002, Joning filed a Registration Statement on Form 10-SB under the Securities Exchange Act of 1934 (the "Exchange Act") as a shell company with the purpose of finding a suitable company for a reverse merger transaction. Joning ceased filing periodic reports subsequent to its filing of its Form 10-QSB on October 24, 2004 as it did not have the personnel or resources to continue the filings and there was no operating business or pending business transactions. Therefore Joning, Inc. was delinquent in its Exchange Act reporting obligations from the filing of its Form 10-Q for the quarter ended May 30, 2004 (which it filed on October 25, 2004) until June 2, 2008 when it filed a Form 15-12G to terminate its registration. On February 2, 2010, Joning changed its name to Amincor, Inc. On August 4, 2010, Amincor, Inc. filed its Form 10 registration statement and became a public reporting company on October 4, 2010.

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

Amincor Other Assets, Inc. holds the title to the 360,000 square foot facility where Allentown Metal Works, Inc. formerly operated. The site has fallen into disrepair as a result of vandalism by local thieves. The buildings on site are functionally obsolete and are not suitable as a modern manufacturing facility. Any purchaser would have to raze the buildings on the 19 acre site and reclaim the concrete, brick, wood and steel infrastructure. Estimates have ranged between $750,000 and $1,000,000 to perform this work. The property, prior to March 12, 2012, had been listed for sale for $3,000,000 and after six months of being on the market the price was reduced to $2,250,000. The only offer received during this period was for $200,000. The offer was declined and management enlisted the services of an auction company to inspect the site in anticipation of holding an absolute auction. After conducting a site visit with the auction company the auction company declined to hold an absolute auction because of the conditions of the buildings and the vandalism that has occurred. The site is across the street from a police sub-station and due to its size there is no adequate way to secure the property. All of the buildings on the complex were locked, bolted and boarded up. There was evidence that the exterior siding had been removed after which unknown persons entered the buildings, broke windows and locks and left the buildings open. Management has expressed concern that someone may inadvertently fall into one of the many machine pits that exist as a result of the removal of the heavy machine and milling equipment that had been sold, and injure themselves creating a liability issue for the owner. Based on these events and the advice of the auction company, Management has listed the property for sale for $500,000 plus all outstanding property taxes. To date two offers were received, one from a private individual and the other from the Allentown Economic Development Corporation. The private individual offered less than the offering price and Management is conducting a tax search to counter offer at the list price plus the taxes and the Allentown Economic Development Corporation offered full price, payment in full of all taxes with certain warranties and representations that Management is not prepared to make.
Management intends on making counter offers to both parties once it has the opportunity to confer with the commercial real estate broker who is marketing the property.

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

HOLDERS

As of April 30, 2012, there were 52 Class A stockholders of record, owning all of the 7,478,409 issued and outstanding shares of our Class A common stock; there were 68 institutional shareholders of record owning all of the 21,176,262 issued and outstanding shares of our Class B non-voting common stock and there were 36 institutional shareholders of record owning all of the 1,752,823 issued and outstanding shares of our Preferred Stock.

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

                                                                       Year Ended December 31,
                                        --------------------------------------------------------------------------------
                                            2011             2010             2009             2008             2007
                                        ------------     ------------     ------------     ------------     ------------
                                       (consolidated)      (restated        (restated        (restated
                                                              and              and              and
                                                           combined)        combined)        combined)
Net revenues                            $ 62,297,683     $ 66,916,423     $ 70,894,139     $ 61,762,727     $         --
                                        ============     ============     ============     ============     ============

(Loss) income from operations           $(13,371,286)    $   (207,962)    $    336,131     $    605,980     $         --
                                        ============     ============     ============     ============     ============

Net loss from continuing operations     $(13,999,593)    $   (441,097)    $ (1,522,066)    $ (1,838,618)    $         --
                                        ============     ============     ============     ============     ============

Loss from discontinued operations       $ (9,059,608)    $ (6,534,123)    $ (9,926,064)    $ (9,220,795)    $         --
                                        ============     ============     ============     ============     ============

Net loss                                $(23,059,201)    $ (6,975,220)    $(11,448,130)    $(11,059,413)    $         --
                                        ============     ============     ============     ============     ============
Net loss attributable to Amincor
 shareholders                           $(21,962,850)    $ (6,704,450)    $(10,805,987)    $(10,495,802)    $         --
                                        ============     ============     ============     ============     ============
Per share information -
basic and diluted:

Net loss from continuing operations     $      (0.49)    $      (0.02)    $      (0.05)    $      (0.10)    $         --
                                        ============     ============     ============     ============     ============
Net loss per share attributable to
 Amincor shareholders                   $      (0.77)    $      (0.23)    $      (0.39)    $      (0.54)    $         --
                                        ============     ============     ============     ============     ============
Weighted average common shares
 outstanding                              28,654,671       28,654,671       27,701,869       19,334,254        7,476,809
                                        ============     ============     ============     ============     ============

Balance sheet data:
Total assets                            $ 62,201,251     $ 80,418,374     $ 86,903,280     $ 90,306,684     $         --
                                        ============     ============     ============     ============     ============

Total long-term obligations             $  3,448,135     $  2,343,141     $  2,234,273     $  5,062,135     $         --
                                        ============     ============     ============     ============     ============

Because Tyree Holdings Inc had significant operations before it was included in Amincor, Inc., Tyree Holdings Inc. is the predecessor company to Amincor, Inc. All the Tyree financial information is combined and consolidated in this report. Financial information before 2008 cannot be included because the financial statements were not audited and the accuracy of the accounting is very questionable. The information available is not proper from a GAAP perspective to be included in a public company's SEC reports. Attached hereto are the pro forma statements for the years for which historical financial statements are required, including the years ended December 31, 2008 and 2009.

There are no known factors that materially affect the comparability of our selected financial data and there are no known material uncertainties which might cause the data not to be indicative of our future financial condition or results of operations

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

AMINCOR, INC.

During the year ended December 31, 2011, cash flows used in operating activities from continuing operations were $1,278,216. This was principally due to a net loss from continuing operations of approximately $14.0 million which was partially offset by addbacks for depreciation of $1.9 million, amortization of $3.6 million, provision for doubtful accounts of $4.1 million and accounts payable of $4.5 million. Amortization expense was higher than expected in 2011 due to the reduction of the estimable lives of non-competition agreements of Tyree's intangible assets from seven years to five years, with only one year remaining. Accounts payable increased on Tyree by approximately $2.5 million and accounts payable related to Amincor's corporate offices of approximately
$500,000 contributed to the increase in accounts payable. The provision for doubtful accounts resulted from a write-off of $2.6 million of advances to related parties that management deemed uncollectible in 2011 and the establishment of a full reserve of $1.5 million against the receivable of

Tyree's largest customer who filed a voluntary petition for Chapter 11 reorganization in the United States Bankruptcy Court on December 5, 2011. The net loss from continuing operations is discussed in greater detail in the results from operations for the years ended December 31, 2011 and 2010 section of management's discussion and analysis.

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

RESULTS FROM OPERATIONS FOR THE YEARS ENDED DECEMER 31, 2011 AND 2010

NET REVENUES

Net revenues for the year ended December 31, 2011 totaled $62,297,683 compared to net revenues of $66,916,423 for year ended December 31, 2010, a decrease in net revenues of $4,618,740 or approximately 6.9%. The primary reason for the decrease in net revenues is related to Tyree's operations. Tyree's net revenues decreased by over $8 million, but the difference was partially offset by an increase in net revenues for Baker's Pride and the addition of EQS's net revenues for the year ended December 31, 2011. A detailed analysis of ach subsidiary company's individual net revenue can be found within their respective management's discussions and analysis sections of this form 10-K.

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

NET LOSS

Net loss for the year ended December 31, 2010 totaled $6,975,220 compared to $11,448,130 for the year ended December 31, 2009, a decrease in net loss of $4,472,910 or approximately 39.1%. The primary reason for the decrease in net loss is related to the improvements in cost of goods sold and more favorable interest rates as noted above.

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

Donut sales for the year ended December 31, 2011 totaled $1,142,268 compared to $1,018,107 for the year ended December 31, 2010, an increase of $124,161 or approximately 12.2%. The company was able to justify an increase in donut wholesale prices of 7.0% to compensate for the increases in input costs. Due to the late April effective date of this price increase, donut sales dollars increased by 5.0% for the year ending December 31, 2011. The amount of the sales increase for 2011, due to increased unit sales when compared to 2010, amounted to an increase of $68,162.

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

There were two unusual events that negatively affected sales during the period: a flash flood at the Jefferson Street Bakery on May 13, 2010 which resulted in 6 days of lost production and sales approximately totaling $230,000; on December 24, 2010 a fire in a neighboring building to the Jefferson Street Bakery resulted in lost production and sales of approximately $25,000. Had these unusual events not occurred sales for the year ended December 31, 2010 would have been $13,543,160; an increase of $197,586 or approximately 1.5 %.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the valuation of goodwill and intangible assets, the useful lives of tangible and intangible assets, depreciation and amortization of property and equipment, allowances for doubtful accounts and inventory obsolescence, estimates related to completion of contracts and loss contingencies on particular uncompleted contracts, and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

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

The business of Environmental Quality Services, Inc. is managed by its officers:

PATRICIA WERNER-ELS, PRESIDENT, 51

Ms. Werner-Els is the President of Environmental Quality Services, Inc. since January 2011. She is responsible for the overall operational management of the laboratory which includes the monitoring and review of financial statements to decrease expenses; standards of performance in quality control and quality assurance; the validity of the analyses performed and data generated in the laboratory to assure reliable data. From 1990-2011, Ms. Werner-Els was employed by Environmental Testing Laboratories, Inc., where she was responsible for similar duties. From 2006 to 2011, Ms. Werner Els served as President of Environmental Testing Laboratories, Inc. Ms. Werner-Els received a Bachelors Degree in Environmental Sciences from Fairleigh Dickinson University, in Madison, New Jersey in 1983.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Class A voting common stock by (a) each person known to be a beneficial owner of more than 5% of our voting common stock as of April 30, 2012 by (b) each of our officers and directors; (c) all our officers and directors as a group. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

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
                                   --------
                                   $465,981
                                   ========

AUDIT FEES

Audit fees relate to professional services rendered in connection with the audits of our annual consolidated financials included on Form 10-K for the years ended December 31, 2010 and the review of our 2011 interim quarterly financial statements included in our Quarterly Reports on Form 10-Q. Audit fees also relate to the professional services rendered in connection to the audits of our following operating subsidiaries for the years ended December 31, 2010: Baker's Pride, Inc, Epic Sports International, Inc., Masonry Supply Holding Corp., Tulare Holdings, Inc. and Tyree Holdings Corp.

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

10.20 Transition Services Agreement, dated as of December 31, 2009, by and among Capstone Capital Group I, LLC, Capstone Business Credit, LLC, Capstone Capital Management, Inc., Capstone Trade Partners, Ltd. and Joning, Corp.(Incorporated by reference to Company's Form 10-K filed on April 18, 2011)

10.21 Amendment to Transition Services Agreement, dated as of December 31, 2010, by and among Capstone Capital Group I, LLC, Capstone Business Credit, LLC, Capstone Capital Management, Inc., Capstone Trade Partners, Ltd. and Joning, Corp. (Incorporated by reference to Company's Form 10-K filed on April 18, 2011)

10.22 Loan Agreement, by and between South Street Bakery and Central State Bank, dated January 27, 2012 (Incorporated by reference to Company's Form 10-K filed on April 16, 2012)

14.1 Code of Ethics(Incorporated by reference to Company's Form 10-K filed on April 18, 2011)

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

99.1 Lease for Tulare Premises (Incorporated by reference to Company's Registration Statement on Form 10 filed on August 4, 2010)

99.2 Tulare Equipment Lease (Incorporated by reference to Company's Registration Statement on Form 10 filed on August 4, 2010)

99.3 Amendment to Lease for Tulare Premises (Incorporated by reference to Company's Registration Statement on Form 10 filed on August 4, 2010)

99.4 Amendment to Tulare Equipment Lease (Incorporated by reference to Company's Registration Statement on Form 10 filed on August 4, 2010)

99.5 Organizational Chart - Capstone companies (Incorporated by reference to Company's Registration Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

99.6 Organizational Chart - Tulare Holdings, Inc. (Incorporated by reference to Company's Registration Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

99.7 Lease Agreement, dated August 12, 2011, by and among Corbi Properties, LLC, Clear Lake Specialty Products, Inc. and The South Street Bakery, Inc. (Incorporated by reference to Company's Form 10-Q filed on August 16, 2011)

99.8 Option Agreement, dated August 12, 2011, by and among Corbi Properties, LLC, Clear Lake Specialty Products, Inc. and The South Street Bakery, Inc. (Incorporated by reference to Company's Form 10-Q filed on August 16, 2011)

101         Interactive   Data  Files   pursuant  to  Rule  405  of   Regulation
            S-T.(Incorporated by reference to Company's Form 10-K/A filed on April 19, 2012)

*  filed herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMINCOR, INC.

Date: April 30, 2012


/s/ John R. Rice, III
--------------------------------------------
By: John R. Rice, III, President

Date: April 30, 2012


/s/ Robert L. Olson
--------------------------------------------
By: Robert L. Olson, Chief Financial Officer


BOARD OF DIRECTORS

Date: April 30, 2012


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