Form 10-Q
period 2012-03-31
Amincor, Inc.
filed 2012-05-18
CIK 1167905

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended: March 31, 2012

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [X]                          Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 15, 2012, there were 7,478,409 shares of Registrant's Class A Common Stock and 21,176,262 shares of Registrant's Class B Common Stock outstanding.

                                  AMINCOR, INC.
                               REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

                                    Contents

PART I  - FINANCIAL INFORMATION

   Item 1.  Financial Statements.............................................  4

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................ 29

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk....... 44

   Item 4.  Controls and Procedures.......................................... 44

PART II  - OTHER INFORMATION

   Item 1.  Legal Proceedings................................................ 46

   Item 1A. Risk Factors..................................................... 48

   Item 5.  Other Information ............................................... 58

   Item 6.  Exhibits......................................................... 58

SIGNATURES................................................................... 59

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

We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements or information. You should carefully review documents we file from time to time with the Securities and Exchange Commission. A number of factors may materially affect our business, financial condition, operating results and prospects. These factors include but are not limited to those set forth in our Annual Report on Form 10-K and elsewhere in this Quarterly Report on Form 10-Q. Any one of these factors may cause our actual results to differ materially from recent results or from our anticipated future results. You should not rely too heavily on the forward-looking statements contained in this Quarterly Report on Form 10-Q, because these forward-looking statements are relevant only as of the date they were made.

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                        Amincor, Inc. and Subsidiaries
                    Consolidated Condensed Balance Sheets

                                                                      March 31,            December 31,
                                                                        2012                  2011
                                                                    ------------          ------------
                                                                    (unaudited)             (audited)
                                     ASSETS

Current assets:
  Cash                                                              $    737,160          $  1,286,240
  Accounts receivable, net of allowance of $1,906,505 and
   $1,903,626 in 2012 and 2011, respectively                           7,782,199             8,005,935
  Inventories, net                                                     4,425,049             4,473,245
  Costs and estimated earnings in excess of billings on
   uncompleted contracts                                                 671,521               381,931
  Prepaid expenses and other current assets                            1,758,917               936,027
  Current assets - discontinued operations                               438,414                 5,217
                                                                    ------------          ------------
      Total current assets                                            15,813,260            15,088,595
                                                                    ------------          ------------

PROPERTY AND EQUIPMENT, NET                                           11,801,749            11,633,966
PROPERTY AND EQUIPMENT, NET - DISCONTINUED OPERATIONS                    122,393               598,106
                                                                    ------------          ------------
      Total property and equipment, net                               11,924,142            12,232,072
                                                                    ------------          ------------
OTHER ASSETS:
  Mortgages receivable, net of allowance for credit losses             6,000,000             6,000,000
   of $180,000 in 2012 and 2011
  Goodwill                                                            15,882,388            15,882,388
  Other intangible assets, net                                         9,274,624             9,742,458
  Other assets                                                           476,933               513,305
  Assets held for sale                                                 2,667,433             2,667,433
  Other assets - discontinued operations                                  75,000                75,000
                                                                    ------------          ------------
      Total other assets                                              34,376,378            34,880,584
                                                                    ------------          ------------

      Total assets                                                  $ 62,113,780          $ 62,201,251
                                                                    ============          ============

                        Amincor, Inc. and Subsidiaries
                    Consolidated Condensed Balance Sheets

                                                                      March 31,             December 31,
                                                                        2012                   2011
                                                                    ------------           ------------
                                                                     (unaudited)             (audited)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $ 10,009,599           $ 10,206,720
  Accrued expenses and other current liabilities                       2,414,398              2,765,709
  Assumed liabilities - current portion                                2,088,899              2,088,899
  Notes payable - current portion                                      3,761,237              1,846,565
  Capital lease obligations - current portion                            225,984                220,274
  Loans payable to related party                                       1,314,742                838,485
  Billings in excess of costs and estimated earnings on
   uncompleted contracts                                               1,532,628              1,105,741
  Deferred revenue                                                       677,107                666,558
  Current liabilities - discontinued operations                        4,487,906              4,569,594
                                                                    ------------           ------------
      Total current liabilities                                       26,512,500             24,308,545
                                                                    ------------           ------------
LONG-TERM LIABILITIES:
  Assumed liabilities - net of current portion                           190,997                190,997
  Notes payable - net of current portion                               2,144,306              1,800,371
  Capital lease obligations - net of current portion                     486,792                543,617
  Due to related parties                                                 842,074                894,837
  Other long-term liabilities                                             18,313                 18,313
                                                                    ------------           ------------
      Total long-term liabilities                                      3,682,482              3,448,135
                                                                    ------------           ------------

      Total liabilities                                               30,194,982             27,756,680
                                                                    ------------           ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

AMINCOR SHAREHOLDERS' EQUITY:
  Convertible preferred stock, $0.001 par value per share;
   3,000,000 authorized, 1,752,823 issued and outstanding                  1,753                  1,753
  Common stock - class A; $0.001 par value; 22,000,000
   authorized, 7,478,409 issued and outstanding                            7,478                  7,478
  Common stock - class B; $0.001 par value; 40,000,000
   authorized, 21,176,262 issued and outstanding                          21,176                 21,176
  Additional paid-in capital                                          87,104,199             87,025,401
  Accumulated deficit                                                (52,581,477)           (50,038,363)
                                                                    ------------           ------------
Total Amincor shareholders' equity                                    34,553,129             37,017,445
                                                                    ------------           ------------

  NONCONTROLLING INTEREST EQUITY                                      (2,634,331)            (2,572,874)
                                                                    ------------           ------------

Total equity                                                          31,918,798             34,444,571
                                                                    ------------           ------------

Total liabilities and shareholders' equity                          $ 62,113,780           $ 62,201,251
                                                                    ============           ============

                 The accompanying notes are an integral part of
               these consolidated condensed financial statements

                         Amincor, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations
                          Three Months Ended March 31,
                                   (Unaudited)

                                                                                     2012                   2011
                                                                                 ------------           ------------
Net revenues                                                                     $ 13,897,017           $ 14,137,902

COST OF REVENUES                                                                   10,704,512             10,790,129
                                                                                 ------------           ------------

      Gross profit                                                                  3,192,505              3,347,773

SELLING, GENERAL AND ADMINISTRATIVE                                                 5,695,027              5,158,362
                                                                                 ------------           ------------

Loss from operations                                                               (2,502,522)            (1,810,589)
                                                                                 ------------           ------------
OTHER EXPENSES (INCOME):
  Interest expense, net                                                               155,942                 91,186
  Other income                                                                       (109,732)               (69,088)
                                                                                 ------------           ------------

      Total other expenses                                                             46,210                 22,098
                                                                                 ------------           ------------

Loss before provision for income taxes                                             (2,548,732)            (1,832,687)

Provision for income taxes                                                                 --                     --
                                                                                 ------------           ------------

      Net loss from continuing operations                                          (2,548,732)            (1,832,687)
                                                                                 ------------           ------------

Loss from discontinued operations                                                     (55,839)            (1,131,399)

      Net loss                                                                     (2,604,571)            (2,964,086)
                                                                                 ------------           ------------

      Net loss attributable to non-controlling interests                              (61,457)              (174,732)
                                                                                 ------------           ------------

      Net loss attributable to Amincor stockholders                              $ (2,543,114)          $ (2,789,354)
                                                                                 ============           ============
NET LOSS PER SHARE FROM CONTINUING OPERATIONS - BASIC AND DILUTED:
  Net loss from continuing operations attributable to
   Amincor stockholders                                                          $      (0.09)          $      (0.06)
                                                                                 ============           ============

  Weighted average shares outstanding - basic and diluted                          28,654,671             28,654,671
                                                                                 ============           ============
NET LOSS PER SHARE ATTRIBUTABLE TO AMINCOR STOCKHOLDERS - BASIC AND DILUTED:
  Net loss attributable to Amincor stockholders                                  $      (0.09)          $      (0.10)
                                                                                 ============           ============

  Weighted average shares outstanding - basic and diluted                          28,654,671             28,654,671
                                                                                 ============           ============

                 The accompanying notes are an integral part of
               these consolidated condensed financial statements

                         Amincor, Inc. and Subsidiaries
      Consolidated Condensed Statement of Changes in Shareholders' Equity
                   Three Months Ended March 31, 2012 and 2011

                                                                   Amincor, Inc. and Subsidiaries
                                            --------------------------------------------------------------------------
                                                Convertible               Common Stock -             Common Stock -
                                              Preferred Stock                Class A                    Class B
                                            -------------------        -------------------       ---------------------
                                            Shares       Amount        Shares       Amount       Shares         Amount
                                            ------       ------        ------       ------       ------         ------
Balance at December 31, 2010 (audited)    1,752,823      $1,753      7,478,409      $7,478     21,176,262      $21,176

Share based compensation                         --          --             --          --             --           --

Net loss                                         --          --             --          --             --           --
                                          ---------      ------      ---------      ------     ----------      -------
Balance at March 31, 2011 (unaudited)     1,752,823      $1,753      7,478,409      $7,478     21,176,262      $21,176
                                          =========      ======      =========      ======     ==========      =======

Balance at December 31, 2011 (audited)    1,752,823      $1,753      7,478,409      $7,478     21,176,262      $21,176

Share based compensation                         --          --             --          --             --           --

Net loss                                         --          --             --          --             --           --
                                          ---------      ------      ---------      ------     ----------      -------
Balance at March 31, 2012 (unaudited)     1,752,823      $1,753      7,478,409      $7,478     21,176,262      $21,176
                                          =========      ======      =========      ======     ==========      =======

                                        Amincor, Inc. and Subsidiaries
                                        ------------------------------
                                          Additional
                                            Paid-in        Accumulated       Non-controlling       Total
                                            Capital          Deficit            Interest           Equity
                                            -------          -------            --------           ------

Balance at December 31, 2010 (audited)    $86,465,401      $(28,075,512)      $(1,476,524)      $56,943,772

Share based compensation                        1,311                --                --             1,311

Net loss                                           --        (2,789,354)         (174,732)       (2,964,086)
                                          -----------      ------------       -----------       -----------
Balance at March 31, 2011 (unaudited)     $86,466,712      $(30,864,866)      $(1,651,256)      $53,980,997
                                          ===========      ============       ===========       ===========

Balance at December 31, 2011 (audited)    $87,025,401      $(50,038,363)      $(2,572,874)      $34,444,571

Share based compensation                       78,798                --                --            78,798

Net loss                                           --        (2,543,114)          (61,457)       (2,604,571)
                                          -----------      ------------       -----------       -----------
Balance at March 31, 2012 (unaudited)     $87,104,199      $(52,581,477)      $(2,634,331)      $31,918,798
                                          ===========      ============       ===========       ===========

                 The accompanying notes are an integral part of
               these consolidated condensed financial statements

                         Amincor, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)

                                                                        2012                   2011
                                                                    ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                               $ (2,548,732)          $ (1,832,687)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization of property,
      plant and equipment                                                382,164                516,588
     Amortization of intangible assets                                   467,834                475,933
     Share based compensation                                             78,798                  1,311
     Gain on sale of equipment                                           (86,726)               (39,010)
     Provision for doubtful accounts                                      15,590                 64,333
  Changes in assets and liabilities:
     Accounts receivable                                                 208,145               (123,596)
     Inventories                                                          48,196               (502,328)
     Costs and estimated earnings in excess of billings
      on uncompleted contracts                                          (289,590)              (495,514)
     Prepaid expenses and other current assets                           220,226                100,663
     Other assets                                                         (2,750)                 8,001
     Accounts payable                                                    988,417                253,838
     Accrued expenses and other current liabilities                     (351,310)            (1,142,822)
     Billings in excess of costs and estimated earnings
      on uncompleted contracts                                           426,887                425,467
     Deferred revenue                                                     10,549                     --
                                                                    ------------           ------------

NET CASH USED IN OPERATIONS - CONTINUING OPERATIONS                     (432,302)            (2,289,823)
                                                                    ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                   (549,947)               (82,113)
  Proceeds from sale of equipment                                         86,726                 50,515
                                                                    ------------           ------------

NET CASH USED IN INVESTING ACTIVITIES - CONTINUING OPERATIONS           (463,221)               (31,598)
                                                                    ------------           ------------

                         Amincor, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)

                                                                                    2012                   2011
                                                                                ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds (repayments) from / to related parties                                423,494               (338,281)
  Proceeds from loans with related parties                                                --                276,437
  Principal payments of capital lease obligations                                    (51,115)               (33,260)
  Repayments of notes payable                                                       (428,902)               (79,412)
  Proceeds from notes payable                                                        497,977                     --
  Payments of assumed liabilities                                                         --               (275,748)
                                                                                ------------           ------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES - CONTINUING OPERATIONS          441,454               (450,264)
                                                                                ------------           ------------

Net cash used in operating activities - discontinued operations                      (95,011)            (2,357,424)
Net cash provided by investing activities - discontinued operations                       --              3,822,048
Net cash provided by financing activities - discontinued operations                       --                 41,653
                                                                                ------------           ------------

Decrease in cash                                                                    (549,080)            (1,265,408)

Cash, beginning of period                                                          1,286,240              2,607,325
                                                                                ------------           ------------

Cash, end of period                                                             $    737,160           $  1,341,917
                                                                                ============           ============

Supplemental disclosure of cash flow information:

Cash paid during the year for:
  Interest                                                                      $     90,726           $     42,960
                                                                                ============           ============

  Income taxes                                                                  $     80,082           $         --
                                                                                ============           ============
Non-cash financing activities:

Financing of insurance policy by notes payable                                  $  1,003,993           $         --
                                                                                ============           ============

Conversion of accounts payable to term notes payable                            $  1,185,538           $         --
                                                                                ============           ============

                 The accompanying notes are an integral part of
               these consolidated condensed financial statements

                         Amincor, Inc. and Subsidiaries
              Notes to Consolidated Condensed Financial Statements
                             March 31, 2012 and 2011


1. ORGANIZATION AND NATURE OF BUSINESS

Amincor, Inc. ("Amincor" or the "Company") was incorporated on October 8, 1997 and was dormant from 2002 through the end of 2009. Amincor is headquartered in New York, New York. During 2010, Amincor acquired all or a majority of the outstanding stock of the following companies:

     Baker's Pride, Inc. ("BPI")
     Epic Sports International, Inc. ("ESI")
     Masonry Supply Holding Corp. ("Masonry" or "IMSC")
     Tulare Holdings, Inc. ("Tulare Holdings", or "Tulare")
     Tyree Holdings Corp. ("Tyree")

On January 3, 2011, the Company acquired all of the assets and assumed certain liabilities of Environmental Testing Laboratories, Inc. ("ETL Business"). The Company assigned the ETL Business to Environmental Quality Services, Inc. ("EQS").

As of March 31, 2012, the following are operating subsidiaries of Amincor:

     Baker's Pride, Inc.
     Tyree Holdings Corp.
     Environmental Quality Services, Inc.
     Amincor Other Assets, Inc. ("Other Assets")
     Amincor Contracts Administrators, Inc. ("Contract Admin")

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

TYREE

Tyree performs maintenance, repair and construction services to customers with underground petroleum storage tanks and petroleum product dispensing equipment. Complimenting these services, Tyree is engaged in environmental consulting, site assessment, analysis and management of site remediation for owners and operators of property with petroleum storage facilities. Tyree markets its services throughout the Northeast, Mid-Atlantic and Southern California regions of the United States to national and multinational enterprises, as well as to local and national governmental agencies and municipalities. The majority of the Tyree's revenue is derived from customers in the Northeastern United States. Tyree's headquarters are located in Mt. Laurel, New Jersey.

EQS

EQS provides environmental and hazardous waste testing in the Northeastern United States, and is headquartered in Farmingdale, New York.

OTHER ASSETS

Other  Assets  was  incorporated  to  hold  real  estate,   equipment  and  loan
receivables. As of March 31, 2012, all of Other Assets' real estate and equipment are classified as held for sale.

CONTRACT ADMIN

Contract Admin was incorporated to manage contracts which were entered into by Amincor but performed by Tyree.

DISCONTINUED OPERATIONS

During the year ended December 31, 2011, Amincor adopted a plan to discontinue the operations of the following entities within the next twelve months:

     Masonry Supply Holding Corp.
     Tulare Holdings, Inc.
     Epic Sports International, Inc.

MASONRY

Masonry manufactured and distributed concrete and lightweight block to the construction industry. IMSC also operated a retail home center and showroom, where it sold masonry related products, hardware and building supplies to customers. Masonry's headquarters, showroom and operating facility were located in Pelham Manor, New York.

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

ESI

ESI was the worldwide licensee for the Volkl and Boris Becker Tennis brands. In 2010, ESI became the exclusive sales representative of Volkl and Becker products for Samsung C&T America, Inc. ESI sold its products domestically through retailers located throughout the United States, and internationally through International Distributors who would sell to retailers in their local markets and on-line retailers. ESI was headquartered in New York, New York.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the periods presented have been reflected as required by Regulation S-X. The results of operations for the interim period presented is not necessarily indicative of the results of operations to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Form 10-K which includes the audited consolidated or combined financial statements for the three years ended December 31, 2011.

PRINCIPLES OF CONSOLIDATION

The consolidated condensed financial statements include the accounts of Amincor, Inc. and all of its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the valuation of goodwill and intangible assets, the useful lives of tangible and intangible assets, depreciation and amortization of property, plant and equipment, allowances for doubtful accounts and inventory obsolescence, estimates related to completion of contracts and loss contingencies on particular uncompleted contracts and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

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

MORTGAGES RECEIVABLE

The mortgages receivable consist of commercial loans collateralized by property in Pelham Manor, New York. The loans were non-performing and property was in the process of foreclosure as of March 31, 2012. The value of the mortgages is based on the fair value of the collateral.

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

GOING CONCERN

The accompanying consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern. The future of the company is dependent upon its ability to generate revenues and positive cash flow from its continuing operations and raise debt and/or equity funds. The financial statements do not include any adjustments relating to the recoverability of the Company's assets or the payment of its liabilities in the event the Company cannot continue in existence.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year's consolidated condensed financial statements to conform to the current year's presentation.

3. DISCONTINUED OPERATIONS

Effective June 30, 2011 the Company discontinued the operations of Masonry and Tulare Holdings, Inc., and effective September 30, 2011 the Company discontinued the operations of Epic Sports International, Inc. As a result, losses from Masonry, Tulare and ESI are included in the loss from discontinued operations in the accompanying consolidated condensed financial statements for the three months ended March 31, 2012 and 2011, respectively. Assets and liabilities related to discontinued operations are presented separately on the condensed balance sheets as of March 31, 2012 and December 31, 2011. Changes in net cash from discontinued operations are presented in the accompanying condensed statements of cash flows for the three months ended March 31, 2012 and 2011, respectively. All prior period information has been reclassified to conform to the current period presentation.

The following amounts related to Masonry, Tulare and ESI have been segregated from continuing operations and reported as discontinued operations:

                                                  Three Months Ended March 31,
                                                    2012                2011
                                                ------------        ------------
Results from discontinued operations:
  Net revenues from discontinued operations     $      1,331       $  1,973,379
                                                ============       ============
  Loss from discontinued operations             $    (55,839)      $ (1,131,399)
                                                ============       ============

The following is a summary of the assets and liabilities of the discontinued operations, excluding assets held for sale (which is recorded separately on the consolidated condensed balance sheets).

                                                  March 31,         December 31,
                                                    2012               2011
                                                ------------       ------------
Prepaid expenses and other current assets       $    438,414       $      5,217
Property, plant and equipment, net                   122,393            598,106
Other assets                                          75,000             75,000
                                                ------------       ------------
Total assets                                    $    635,807       $    678,323
                                                ============       ============

Accounts payable                                $  3,604,205       $  3,661,771
Accrued expenses and other current liabilities       883,701            907,823
                                                ------------       ------------
Total liabilities                               $  4,487,906       $  4,569,594
                                                ============       ============
Net liabilities                                 $ (3,852,099)      $ (3,891,271)
                                                ============       ============

The Company continues to provide administrative services for the discontinued operations until the liquidation of these assets is completed.

4. INVENTORIES

Inventories consist of:

     *    Construction and service maintenance parts
     *    Baking ingredients
     *    Finished bakery goods

A summary of inventory as of March 31, 2012 and December 31, 2011 is below:

                                                   March 31,       December 31,
                                                     2012             2011
                                                  ----------       ----------
Raw materials                                     $4,397,196       $4,321,380
Ingredients                                          541,688          637,153
Finished goods                                        58,516           91,405
                                                  ----------       ----------
                                                   4,997,400        5,049,938
Inventory reserves                                   572,351          576,693
                                                  ----------       ----------
Inventories, net                                  $4,425,049       $4,473,245
                                                  ==========       ==========

5. PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2012 and December 31, 2011 property, plant and equipment from continuing operations consisted of the following:

                                    Useful Lives    March 31,       December 31,
                                      (Years)         2012             2011
                                      -------     ------------     ------------
Land                                     n/a      $    430,000     $    430,000
Machinery and equipment                 2-10        13,218,598       12,840,288
Building and leasehold improvements       10         3,226,010        3,226,010
Vehicles                                3-10           212,093          212,093
Computer equipment and software         5-7            811,210          804,010
Furniture and fixtures                  5-10           110,439          110,439
Construction in progress                 n/a            14,801           14,801
                                                  ------------     ------------
                                                    18,023,151       17,637,641
Less accumulated depreciation                        6,221,402        6,003,675
                                                  ------------     ------------
                                                  $ 11,801,749     $ 11,633,966
                                                  ============     ============

Total depreciation expense related to continuing operations for three months ended March 31, 2012 and 2011 was $382,164 and $516,588, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill of $15,882,388 and licenses and permits of $3,430,400 at March 31, 2012 and December 31, 2011, have indefinite useful lives and are not amortized but tested for impairment annually. Intangible assets with finite useful lives are amortized on a straight-line basis over the useful lives of the assets. Intangible assets consist of the following at March 31, 2012 and December 31, 2011:

                                              Estimated
                                            Useful Lives      March 31,           December 31,
                                               (Years)          2012                  2011
                                               -------      ------------          ------------
Intangible assets subject to amortization:
  Customer relationships                        5-10        $  8,976,700          $  8,976,700
  Non-competition agreements                       5           5,886,300             5,886,300
                                                            ------------          ------------
                                                              14,863,000            14,863,000

Less accumulated amortization                                  9,018,776             8,550,942
                                                            ------------          ------------

Intangible assets subject to amortization, net                 5,844,224             6,312,058
                                                            ------------          ------------
Intangible assets not subject to amortization:
  Licenses and permits                                         3,430,400             3,430,400
                                                            ------------          ------------
                                                            $  9,274,624          $  9,742,458
                                                            ============          ============

The above licenses and permits have renewal provisions which are generally one to four years. The costs of renewal are nominal and are expensed when incurred. The Company intends to renew all licenses and permits currently held.

Amortization expense related to continuing operations for the three months ended March 31, 2012 and 2011 was $467,834 and $475,933, respectively.

7. LONG-TERM DEBT

Long-term debt consists of the following at March 31, 2012 and December 31 2011:

                                                              March 31,          December 31,
                                                                2012                2011
                                                             ----------          ----------
Equipment  loans  payable,  collateralized  by the
assets  purchased,  and bearing interest at annual
fixed  rates  ranging  from  8.0%  to  15.0%  with
principal  and  interest  payable in  installments
through July 2014.                                           $  827,693          $  820,251

Promissory   notes  payable  to  current  accounts
payable   vendors   including   imputed   interest
calculated  using  annual  rate of  8.8%.  Payment
terms are from 12 to 36 months.                               2,904,158           1,956,068

Promissory   notes   payable   to   three   former
stockholders of a predecessor company. These notes
are unsecured and are subordinate to the Company's
senior debt. The notes mature on December 31, 2012
and bear interest at an annual rate of 6.0%.                    500,000             500,000

Liability  under a guarantee  agreement for a note
payable   of  an  entity   related   to   minority
stockholders  to  a  commercial  bank  in  monthly
installments  of  principal of $5,932 and interest
payable  through  December  31,  2015.  The annual
interest rate is 8%.                                            282,188             370,617

Note  payable  for  commercial  insurance  premium
financing with a finance company, bearing interest
at  2.45%,  secured  by all  sums  payable  to the
insured   under  the  policy.   The  note  matures
November 30, 2012.                                              893,527                  --

Bridge loan with a commercial bank, collateralized
by  property,  plant and  equipment in addition to
assets  purchased,  and bearing  interest at 1.75%
above the U.S.  Prime  Rate.  The loan  matures on
June 1, 2012.                                                   497,977                  --
                                                             ----------          ----------

Total                                                         5,905,543           3,646,936

Less current portion                                          3,761,237           1,846,565
                                                             ----------          ----------

Long-term portion                                            $2,144,306          $1,800,371
                                                             ==========          ==========

8. RELATED PARTY LOANS

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the other party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

Loans from a related party consist of the following at March 31, 2012 and December 31, 2011:

                                                             March 31,          December 31,
                                                               2012                2011
                                                            ----------          ----------
Loan  and  security  agreement  which  expires  on
November  1,  2013  bearing  interest  at 18%  per
annum. Maximum borrowing of $850,000                        $  740,063          $  338,908

Loan  and  security  agreement  which  expires  on
August 15, 2014 bearing interest at 18% per annum.
Maximum borrowing of $600,000                                  574,679             499,577
                                                            ----------          ----------

Total loans and amounts payable to related party            $1,314,742          $  838,485
                                                            ==========          ==========

Interest expense for these loans amounted to $79,833 and $40,714 for the three months ended March 31, 2012 and 2011, respectively.

9. OPERATING SEGMENTS

The Company is organized into six operating segments: (1) Amincor, (2) Other Assets, (3) Contract Admin, (4) BPI, (5) EQS, and (6) Tyree. Assets related to discontinued operations ("Disc. Ops") are also presented below. Segment information is as follows:

                                           March 31,                December 31,
                                             2012                      2011
                                         ------------              ------------
ASSETS:
  Amincor                                $    243,306              $    536,061
  Other Assets                              8,667,433                 8,667,433
  Contract Admin                                   --                        --
  BPI                                      24,863,126                24,851,264
  EQS                                       1,259,905                 1,298,597
  Tyree                                    26,444,204                26,169,574
  Disc. Ops                                   635,806                   678,322
                                         ------------              ------------
      Total assets                       $ 62,113,780              $ 62,201,251
                                         ============              ============

                                           March 31,                December 31,
                                             2012                      2011
                                         ------------              ------------
GOODWILL:
  Amincor                                $         --              $         --
  Other Assets                                     --                        --
  Contract Admin                                   --                        --
  BPI                                       7,770,900                 7,770,900
  EQS                                         535,988                   535,988
  Tyree                                     7,575,500                 7,575,500
                                         ------------              ------------
      Total Goodwill                     $ 15,882,388              $ 15,882,388
                                         ============              ============

                                           March 31,                December 31,
                                             2012                      2011
                                         ------------              ------------
INTANGIBLE ASSETS:
  Amincor                                $         --              $         --
  Other Assets                                     --                        --
  Contract Admin                                   --                        --
  BPI                                       5,003,721                 5,194,946
  EQS                                         135,000                   135,000
  Tyree                                     4,135,903                 4,412,512
                                         ------------              ------------
      Total Intangible
       assets                            $  9,274,624              $  9,742,458
                                         ============              ============

                                               Three Months Ended March 31,
                                             2012                      2011
                                         ------------              ------------
NET REVENUES:
  Amincor                                $         --              $         --
  Other Assets                                     --                        --
  Contract Admin                                   --                        --
  BPI                                       4,144,288                 3,506,495
  EQS                                         233,420                   188,182
  Tyree                                     9,519,309                10,443,225
                                         ------------              ------------
      Total net revenues                 $ 13,897,017              $ 14,137,902
                                         ============              ============

                                               Three Months Ended March 31,
                                             2012                      2011
                                         ------------              ------------
(LOSS) INCOME BEFORE PROVISION
FOR INCOME TAXES:
  Amincor                                $   (182,201)             $   (743,036)
  Other Assets                                  6,895                   343,801
  Contract Admin                                   --                       395
  BPI                                        (854,158)                 (130,136)
  EQS                                        (173,493)                 (115,241)
  Tyree                                    (1,345,775)               (1,188,470)
                                         ------------              ------------
      Total loss before
      provision for income
      taxes                              $ (2,548,732)             $ (1,832,687)
                                         ============              ============

                                               Three Months Ended March 31,
                                             2012                      2011
                                         ------------              ------------
DEPRECIATION OF PROPERTY
AND EQUIPMENT:
  Amincor                                $         --              $         --
  Other Assets                                     --                   250,021
  Contract Admin                                   --                        --
  BPI                                         206,550                     1,571
  EQS                                          22,857                    25,463
  Tyree                                       152,757                   239,533
                                         ------------              ------------
      Total depreciation of
      property and equipment             $    382,164              $    516,588
                                         ============              ============

                                               Three Months Ended March 31,
                                             2012                      2011
                                         ------------              ------------
AMORTIZATION OF INTANGIBLE ASSETS:
  Amincor                                $         --              $         --
  Other Assets                                     --                        --
  Contract Admin                                   --                        --
  BPI                                         191,225                   191,225
  EQS                                              --                     8,099
  Tyree                                       276,609                   276,609
                                         ------------              ------------
      Total amortization of
      intangible assets                  $    467,834              $    475,933
                                         ============              ============

                                               Three Months Ended March 31,
                                             2012                      2011
                                         ------------              ------------
INTEREST (INCOME) EXPENSE:
  Amincor                                $    (80,715)             $    (44,886)
  Other Assets                                 (6,895)                       --
  Contract Admin                                   --                        --
  BPI                                         100,819                    45,436
  EQS                                          18,640                     3,071
  Tyree                                       124,093                    87,565
                                         ------------              ------------
      Total interest expense,
      net                                $    155,942              $     91,186
                                         ============              ============

10. COMMITMENTS AND CONTINGENCIES

BPI

In order to secure Baker's Pride's USDA loan, BPI had a Phase I environmental site assessment done on the property where its Mt. Pleasant Street Bakery, Inc. resides as required by BPI's prospective lender. The study, completed on October 7, 2011, recommended a Phase II environmental site assessment on the grounds that there were underground storage tanks on the premises that did not have any record of being removed. In addition, the site assessment showed a potential environmental hazard on property adjacent to the Mt. Pleasant Street Bakery caused by the operations on the adjacent property. The Phase II environmental site assessment was completed on October 31, 2011 and was submitted to the Iowa Department of Natural Resources ("IDNR") for its review. IDNR requested a Tier 2 site cleanup report ("Tier 2") be issued and completed in order to better understand what environmental hazard exists on the property. The Tier 2 site cleanup report was completed on February 3, 2012 and was submitted to IDNR for further review. IDNR's correspondence dated March 21, 2012, required revisions to the Tier 2 to be in compliance with IDNR's regulations. The most recent correspondence with IDNR dated May 4, 2012 is to hold a teleconference to discuss the remediation strategy. The date of the teleconference is still to be determined. Management has retained the necessary environmental consultants to be in compliance with IDNR's request, but the potential liability is largely dependent on IDNR's recommended remediation strategy. As of the date of the report, the potential liability is undeterminable.

TYREE

On December 5, 2011, Tyree's largest customer filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. As of that date, Tyree has a pre-petition receivable of approximately $1.5 million. As an unsecured creditor, Tyree may never collect or may only collect a small percentage of this pre-petition amount owed. An allowance for this receivable was established. Additionally, Tyree has a post-petition administrative claim for approximately $600,000. Tyree's customer has continued to pay amounts due to Tyree related to post-petition amounts, but the amount due to Tyree has not been significantly reduced as of March 31, 2012. Management believes that the post-petition administrative claim will be collectible. A Proof of Claim with respect to amounts owed prior to the petition date was filed with the Bankruptcy court on Tuesday April 10, 2012. On the date hereof, Tyree has filed a motion for the court to allow Tyree's post-petition claim and to compel the customer to immediately satisfy such claim.

Payments from this customer within the 90 day period prior to the Petition Date may constitute preferential transfers subject to avoidance by the Bankruptcy Court. Under the Bankruptcy Code there are several statutory defenses to an action for recovery of preferential transfers, including, among other potential defenses, whether the transfers at issue were in the ordinary course of business or constituted new value. If the Bankruptcy Court finds that there have been such preferential transfers, the Company would have to pay such amounts to the bankruptcy estate, The Company's management believes that it has adequate statutory defenses to these preferential claims, and has not recorded any reserves for preferential claims.

Tyree's services are regulated by federal, state and local laws enacted to regulate discharge of materials into the environment, remediation of contaminated soil and groundwater or otherwise protect the environment. This ongoing regulation results in Tyree or Tyree's predecessor companies being put at risk for becoming a party to legal proceedings involving customers or other interested parties. The issues involved in any such proceedings would generally relate to alleged responsibility arising under federal or state laws to remediate any contamination found on properties owned or operated either by current or former customers or by other parties who allege damages. To limit its exposure to such proceedings, Tyree purchases site pollution, pollution and professional liability insurance for itself and Tyree's predecessor companies. Aggregate limits, per occurrence limits and deductibles for this policy are $10,000,000, $5,000,000 and $50,000, respectively.

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

ESI

The Volkl license agreement was terminated in September 2011 and concurrently the Strategic Alliance Agreement with Samsung America CT, Inc. ("Samsung") was also terminated. In the year of the termination, the Volkl agreement provides for a minimum guaranteed royalty payment of approximately $513,720; which is approximately $256,860 in excess of the guaranteed minimum royalty. As of March 31, 2012, ESI has paid approximately $128,430 of the guaranteed minimum royalty and recorded approximately an additional $128,430 as an accrued liability. Management believes this additional minimum guaranteed payment is without merit and intends to vigorously pursue its remedies against the various parties, including seeking damages for infringement, improper use of company assets and breach of fiduciary duty.

Upon termination, the Strategic Alliance Agreement specifies a disposal period whereby ESI is required to assist Samsung in selling any inventory and collecting any accounts receivable for 180 days and 240 days, respectively, from the termination date. During the disposal period, commissions payable to ESI are held in reserve by Samsung. At the end of the disposal period, unsold inventory and uncollected accounts receivable will be charged back to ESI against the commission reserve. In the event the chargebacks exceed the commission reserve,

ESI is required under the agreement to pay Samsung the excess within 10 business days after the disposal period ends. As of March 31, 2012, management does not believe it is likely that chargebacks will exceed the commission reserve. An estimate of liabilities resulting from terminating the strategic alliance agreement with Samsung cannot be made since the disposal period has not ended. Therefore, no amount has been accrued in these financial statements as of March 31, 2012 for any such contingent liabilities.

IMSC/OTHER ASSETS

Capstone Business Credit, LLC ("CBC"), a related party, is the plaintiff in a foreclosure action against Imperia Family Realty, LLC ("IFR"). IFR is related to the former owners of Masonry's business. In November, 2011 a Judgment of Foreclosure was granted by the court ordering that the IMSC property in Pelham Manor, New York (the "Property") be sold at public auction.

In accordance with the Judgment of Foreclosure a public auction sale of the Property was held on January 10, 2012. CBC, on behalf of Amincor, bid the amount of their lien and was the successful bidder.

As of the report date, title to the Property has not been transferred due to a title issue involving the notice of pendency ("Notice") that expired and was not renewed at least 20 days prior to the Judgment of Foreclosure and sale being filed and entered. Since no title transfers or judgment/liens were filed against the Property after the expiration of the Notice, the Company believes it is likely conditional title will be issued and, after recording the deed, IFR will no longer have any ownership interest in the property.

11. LIQUIDITY MATTERS / GOING CONCERN

The Company has incurred losses for the three months ended March 31, 2012 and for the year ended December 31, 2011, as well as having negative cash flows from continuing operations for the three months ended March 31, 2012 and the year ended December 31, 2011. The results of the Company's cash flows from continuing operations for the three months ended March 31, 2012 and the year ended December 31, 2011 have been adversely impacted by the customer slowdown in infrastructure capital expenditures caused by the continued softness in general economic conditions, and cash flow issues related to major customers. The Company discontinued the operations of IMSC, Tulare and ESI in 2011 which had a significant negative impact on the Company's cash flows. The Company's primary focus is to achieve profitable operations and positive cash flow from the continuing operations of its long established niche businesses - Tyree and Baker's Pride.

Prior to the year-ended December 31, 2011, internally generated operating cash flows were sufficient to meet the Company's business operating requirements. However, operating cash flows have not been sufficient to finance capital improvements or provide funds for the substantial marketing efforts necessary for growing the businesses.

The Company's plan for improving future continuing operations has several different aspects as follows:

     * Lowering its overhead costs by reducing its workforce in order to achieve maximum utilization;
     * Consolidating certain accounting roles from the subsidiary level to the Company's headquarters, restructuring purchase agreements with suppliers (allowing for leaner inventory levels) and reducing the warehousing costs;
     *    Renegotiating   compensation   arrangements  and   consolidating   its
          administrative location with an operating office in order to reduce rent expenses.

The Company has taken and will continue to take steps to increase revenues from continuing operations as outlined below:

     * Hiring a new sales executive with extensive food industry background to increase sales of existing and new products of BPI;
     * Increasing its revenues from the Tyree's second largest customer, based on the improving relationship between Tyree and customer's management;
     * Obtaining new construction contracts for Tyree through aggressive bidding on jobs from new customers;
     * Expanding EQS into new types of water treatment and purification services;
     *    Expanding services provided to existing customers; and
     * Increasing customer orders for Tyree and EQS to fulfill pent-up demand for construction needs that have been deferred due to the weak economy in the last several years.

In addition, the Company has done the following:

     * Entered into a six-month bridge loan agreement for BPI (the "Bridge Loan") of $2,750,000, in January 2012 (which is secured by BPI's equipment);
     * Consolidated certain premises thereby reducing rents and negotiated reduced rents with landlords;
     *    Sold equipment of IMSC in February 2012 for $426,000; and
     * Term out certain material payments to vendors to ease cash flow. The Company has spoken to major vendors concerning regarding payment terms.

And, the Company intends to do the following:

     * Close on an eleven year United States Department of Agriculture loan for BPI (the "USDA Loan") of $5 million to replace the aforementioned Bridge Loan and provide additional funds for expansion;

     * Liquidate the property previously occupied by Tulare in Lindsay, California for approximately $2 million;
     *    Sell  the   Company's   property  in   Allentown,   Pennsylvania   for
          approximately $500,000 plus unpaid real estate taxes

Management believes that, even without the addition of the capital from stock sales, the Company will be able to generate sufficient cash flows through March 31, 2013.

12. SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the accompanying consolidated condensed financial statements became available to be issued. There were no material subsequent events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

As of the report date, Amincor, Inc. ("Amincor" or "Company" or "Registrant") is a holding company that operates the following entities:

     Amincor Contract Administrators, Inc. ("Contract Admin")
     Amincor Other Assets, Inc. ("Other Assets")
     Baker's Pride, Inc. ("BPI")
     Environmental Quality Services, Inc. ("EQS")
     Tyree Holdings Corp. ("Tyree")
     Advanced Waste & Water Technology, Inc. ("AWWT") (as of May 1, 2012)

Contract Admin and Other Assets are subsidiaries with minimal operations.

CONTRACT ADMIN

Amincor Contract Administrators, Inc. is a wholly owned subsidiary of Registrant formed to administer various contracts, related to certain assets held by Amincor Other Assets, Inc. and the subsidiary companies, including, but not limited to certain international service contracts for Tyree.

OTHER ASSETS

Other Assets, Inc. is a wholly owned subsidiary of Registrant formed to hold the rights to certain physical assets, including plant, property and equipment, which were foreclosed on or assigned to Amincor, Inc.

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

RECENT ADDITION

ADVANCED WASTE & WATER TECHNOLOGY, INC.

AWWT is a newly formed Delaware corporation that was incorporated on November 17, 2011. AWWT was inactive through April 30, 2012, and had no significant assets or liabilities as of April 30, 2012. AWWT became an Amincor company as of May 1, 2012 and is a wholly owned subsidiary of Environmental Holding Corp. AWWT will provide certain water remediation services in the northeast United States.

DISCONTINUED OPERATIONS

On June 30, 2011, management elected to discontinue the operations of Masonry Supply Holding Corp. ("Masonry" or "IMSC") and Tulare Holdings, Inc ("Tulare Holdings" or " Tulare"). On September 30, 2011, management elected to discontinue the operations of Epic Sports International, Inc. ("ESI").

In accordance with Generally Accepted Accounting Principles of the United States of America ("GAAP", the combined results of Masonry, Tulare and ESI have been presented on our financial statements as discontinued operations. It is management's intention to complete the liquidation of Masonry, Tulare and ESI's assets within the next twelve months, if not sooner.

                          AMINCOR (CONSOLIDATED BASIS)

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2012, cash flows used in operating activities from continuing operations were $432,302. This was principally due to a net loss from continuing operations of approximately $2.5 million which was partially offset by addbacks for depreciation of approximately $380,000, amortization of intangible assets of approximately $470,000, and an increase in accounts payable of approximately $990,000. The net loss from continuing operations is discussed in greater detail in the results from operations for the three months ended March 31, 2012 and 2011 section of the Management's Discussion and Analysis.

For the three months ended March 31, 2012, cash flows used in investing activities were $463,221 primarily due to the purchase of additional plant, machinery and equipment at Baker's Pride, Inc.'s subsidiary Mt. Pleasant Street Bakery, Inc.

For the three months ended March 31, 2012, cash provided by financing activities was $441,454 primarily due to the financing of the aforementioned investing activities.

For the three months ended March 31, 2012, total cash used in discontinued operations was $95,011. Cash used in discontinued operations was primarily related to the winding down of entities classified as discontinued operations.

The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. We had negative cash flows for the three months ended March 31, 2012 and for the year ended December 31, 2011, and a negative working capital deficit of $10,699,240 and an accumulated deficit of $52,581,477 as of March 31, 2012. The results of the Company's cash flows from continuing operations for the three months ended March 31, 2012 have been adversely impacted by Tyree customer's slowdown in infrastructure capital expenditures caused by the general downturn of the economic conditions and cash flow issues related to major Tyree customers. The Company has discontinued operations of IMSC, Tulare and ESI in 2011 which had a significant negative impact on the Company's cash flows in 2011. The Company's primary focus is to achieve profitable operations and positive cash flow of its operations of its long established niche businesses - Tyree and Baker's Pride.

Prior to year-ended December 31, 2011, internally generated operating cash flows were sufficient to meet the Company's business operating requirements. However, operating cash flows have not been sufficient to finance capital improvements or provide funds for the substantial marketing efforts necessary for growing the businesses.

The Company's plan for improving future continuing operations has several different aspects as follows:

     * Lowering its overhead costs by reducing its workforce in order to achieve maximum utilization;
     * Consolidating certain accounting roles from the subsidiary level to Amincor holding company, restructuring purchase agreements with suppliers (allowing for leaner inventory levels) and reducing the warehousing costs; and
     *    Renegotiating   compensation   arrangements  and   consolidating   its
          administrative location with an operating office in order to reduce rent expenses.

The Company has taken and will continue to take steps to increase revenues from continuing operations as outlined below:

     * Hiring a new sales executive with extensive food industry background to increase sales of existing and new products of BPI;
     * Increasing its revenues from the Tyree's second largest customer, based on the improving relationship between Tyree and customer's management;
     * Obtaining new construction contracts for Tyree through aggressive, but profitable bidding on jobs from new customers;
     * Expanding EQS into new types of water treatment and purification services;
     *    Expanding services provided to existing customers; and
     * Increasing Tyree customer orders to fulfill pent-up demand for construction needs that have been deferred due to the weak economy in the last several years.

In addition, the Company has done the following:

     * Entered into a six-month bridge loan agreement for BPI (the "Bridge Loan") of $2,750,000, in January 2012 (which is secured by BPI's equipment);
     * Consolidated certain premises thereby reducing rents and negotiated reduced rents with landlords;
     *    Sold equipment of IMSC in February 2012 for $426,000; and
     * Term out certain material payments to vendors to ease cash flow. The Company has spoken to major vendors concerning regarding payment terms.

And, the Company intends to do the following:

     * Close on an eleven year United States Department of Agriculture loan for BPI (the "USDA Loan") of $5 million to replace the aforementioned Bridge Loan and provide additional funds for expansion;
     * Liquidate the property previously occupied by Tulare in Lindsay, California for approximately $2 million; and
     * Sell the Company's property in Allentown, Pennsylvania for approximately $500,000 plus unpaid real estate taxes.

Management believes that, even without the addition of the capital from stock sales, that the Company will be able to generate sufficient cash flows through March 31, 2013.

COMMITMENTS AND CONTINGENCIES:

BPI

In order to secure Baker's Pride's USDA loan, BPI had a Phase I environmental site assessment done on the property where its Mt. Pleasant Street Bakery, Inc. resides as required by BPI's prospective lender. The study, completed on October 7, 2011, recommended a Phase II environmental site assessment on the grounds that there were underground storage tanks on the premises that did not have any record of being removed. In addition, the site assessment showed a potential environmental hazard on property adjacent to the Mt. Pleasant Street Bakery caused by the operations on the adjacent property. The Phase II environmental site assessment was completed on October 31, 2011 and was submitted to the Iowa Department of Natural Resources ("IDNR") for their review. IDNR requested a Tier 2 site cleanup report ("Tier 2") be issued and completed in order to better understand what environmental hazard exists on the property. The Tier 2 site cleanup report was completed on February 3, 2012 and was submitted to IDNR for further review. IDNR's correspondence dated March 21, 2012, required revisions to the Tier 2 to be in compliance with IDNR's regulations. The most recent correspondence with IDNR dated May 4, 2012 is to hold a teleconference to discuss the remediation strategy. The date of the teleconference is still to be determined. Management has retained the necessary environmental consultants to be in compliance with IDNR's request, but the potential liability is largely dependent on IDNR's recommended remediation strategy. As of the date of this report, the potential liability is undeterminable.

TYREE

On December 5, 2011, Tyree's largest customer, Getty Petroleum Marketing, Inc. ("GPMI") filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. As of that date, Tyree has a pre-petition receivable of approximately $1.5 million. As an unsecured creditor, Tyree may never collect or may only collect a small percentage of this pre-petition amount owed. An allowance for this receivable was established in 2011. Additionally, Tyree has a post-petition administrative claim for approximately $600,000. GPMI has continued to pay amounts due to Tyree related to post-petition amounts, but the amounts due to Tyree have not been significantly reduced as of March 31, 2012. Management believes that the post-petition administrative claim will be collectible. A Proof of Claim with respect to amounts owed prior to the petition date was filed with the Bankruptcy court on Tuesday April 10, 2012. On the date hereof, Tyree has filed a motion for the court to allow Tyree's post-petition claim and to compel the customer to immediately satisfy such claim.

Payments from this customer within the 90 day period prior to the Petition Date may constitute preferential transfers subject to avoidance by the Bankruptcy Court. Under the Bankruptcy Code there are several statutory defenses to an action for recovery of preferential transfers, including, among other potential defenses, whether the transfers at issue were in the ordinary course of business or constituted new value. If the Bankruptcy Court finds that there have been such preferential transfers, the Company would have to pay such amounts to the bankruptcy estate, The Company's management believes that it has adequate statutory defenses to these preferential claims, and has not recorded any reserves for preferential claims.

ESI

The Volkl license agreement was terminated in September 2011 and concurrently the Strategic Alliance Agreement with Samsung America CT, Inc. ("Samsung") was also terminated. In the year of the termination, the Volkl agreement provides for a minimum guaranteed royalty payment of approximately $513,720; which is approximately $256,860 in excess of the guaranteed minimum royalty. As of March 31, 2012, ESI has paid approximately $128,430 of the guaranteed minimum royalty and recorded approximately an additional $128,430 as an accrued liability. Management believes this additional minimum guaranteed payment is without merit and intends to vigorously pursue its remedies against the various parties, including seeking damages for infringement, improper use of company assets and breach of fiduciary duty.

Upon termination, the Strategic Alliance Agreement specifies a disposal period whereby ESI is required to assist Samsung in selling any inventory and collecting any accounts receivable for 180 days and 240 days, respectively, from the termination date. During the disposal period, commissions payable to ESI are held in reserve by Samsung. At the end of the disposal period, unsold inventory and uncollected accounts receivable will be charged back to ESI against the commission reserve. In the event the chargebacks exceed the commission reserve, ESI is required under the agreement to pay Samsung the excess within 10 business days after the disposal period ends. As of March 31, 2012, management does not believe it is likely that chargebacks will exceed the commission reserve. An estimate of liabilities resulting from terminating the strategic alliance agreement with Samsung cannot be made since the disposal period has not ended. Therefore, no amount has been accrued in these financial statements as of March 31, 2012 for any such contingent liabilities.

TULARE

The City of Lindsay, California has invoiced Tulare Frozen Foods, LLC ("Tulare") $533,572 for outstanding delinquent amounts. A significant portion of the outstanding delinquent amounts are penalties, interest and fees that have accrued. A settlement proposal, whereby the City of Lindsay would retain Tulare's $206,667 deposit as settlement and release in full of all outstanding obligations was sent to the City of Lindsay for review on March 29, 2012.

ASSETS HELD FOR SALE

A 360,000 square foot facility in Allentown, Pennsylvania has fallen into disrepair as a result of vandalism by local thieves. The buildings on site are functionally obsolete and are not suitable as a modern manufacturing facility. Any purchaser would have to raze the buildings on the 19 acre site and reclaim the concrete, brick, wood and steel infrastructure. Management has listed the property for sale for $500,000 plus all outstanding property taxes. To date two offers were received, one from a private individual and the other from the Allentown Economic Development Corporation. The private individual offered less than the offering price and Management is conducting a tax search to counter offer at the list price plus the back taxes. The Allentown Economic Development Corporation offered full price and payment in full of all taxes; but the offer demands certain warranties and representations that management is not prepared to make. Management intends on making counter offers to both parties once it has the opportunity to confer with the commercial real estate broker who is marketing the property.

RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NET REVENUES

Net revenues for the three months ended March 31, 2012 totaled $13,897,017 compared to net revenues of $14,137,902 for the three months ended March 31, 2011, a decrease in net revenues of $240,885 or approximately 1.7%. The primary reason for the decrease in net revenues is related to Tyree's operations. Tyree's net revenues decreased by approximately $900,000, but this decrease was partially offset by an increase in net revenues for Baker's Pride of approximately $600,000. A detailed analysis of each subsidiary company's individual net revenues can be found within their respective Management's Discussions and Analysis sections of this form 10-Q.

COST OF REVENUES

Cost of revenues for the three months ended March 31, 2012 totaled $10,704,512 or approximately 77.0% of net revenues as compared to $10,790,129 or approximately 76.3% of net revenues for the three months ended March 31, 2011. Cost of revenues was relatively unchanged as a percentage of net revenues between the three months ended March 31, 2012 and March 31, 2011. A detailed analysis of each subsidiary company's individual cost of revenues can be found within their respective Management's Discussions and Analysis sections of this form 10-K.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2012 totaled $5,695,027 as compared to $5,158,362 for the three months ended March 31, 2011, an increase in operating expenses of $536,665 or approximately 10.4%. The primary reason for the increase in operating expenses is related to Amincor's corporate offices which increased its overhead by approximately $200,000 and the addition of Baker's Pride, Inc.'s South Street Bakery operating expenses of approximately $300,000 (the South Street Bakery facility commenced operations in August 2011).

LOSS FROM OPERATIONS

Loss from operations for the three months ended March 31, 2012 totaled $2,502,522 as compared to $1,810,589 for the three months ended March 31, 2011, an increase of $691,933 or approximately 38.2%. The primary reason for the increase in loss from operations is related to the decreases in net revenues and the increases in operating expenses as noted above.

OTHER EXPENSES (INCOME)

Other expenses (income) for the three months ended March 31, 2012 totaled $46,210 as compared to $22,098 for the three months ended March 31, 2011, an increase in other expenses of $24,112 or approximately 109.1%. The increase in other expenses is primarily related to an increase in interest expense for the three months ended March 31, 2012 as a result of BPI's Bridge Loan financing in January 2012.

NET LOSS FROM CONTINUING OPERATIONS

Net loss from continuing operations totaled $2,548,732 for the three months ended March 31, 2012 as compared to $1,832,687 for the three months ended March 31, 2011, an increase of $716,045 or approximately 39.1%. The primary reason for the increase in net loss from continuing operations is related to the increases in operating expenses and decreases in net revenues as mentioned above.

NET LOSS FROM DISCONTINUED OPERATIONS

Net loss from discontinued operations totaled $55,839 for the three months ended March 31, 2012 as compared to $1,131,399 for the three months ended March 31, 2011, a decrease of $1,075,560 or approximately 95.1%. Management discontinued the operations of the following companies in 2011 - Masonry and Tulare as of June 30, 2011 and ESI as of September 30, 2011. These were operating entities for the three months ended March 31, 2011, as compared to winding down of these companies in 2012. The net loss of Masonry was $10,236 for the three months ended March 31, 2012 as compared to $532,295 for the three months ended March 31, 2011, a decrease of $522,059 or approximately 98.1%. The net loss of Tulare was $45,603 for the three months ended March 31, 2012 as compared to a net loss of $902,985 for the three months ended March 31, 2011, a decrease of $857,382 or approximately 94.9%. The net loss of ESI was $0 for the three months ended March 31, 2012 as compared to a net loss of $59,559 for the three months ended March 31, 2011, a decrease of $59,559 or approximately 100.0%.

NET LOSS

Net loss totaled $2,604,571 for the three months ended March 31, 2012 as compared to $2,964,086 for the three months ended March 31, 2011, a decrease of $359,515 or approximately 12.1%. The primary reason for the decrease in net loss is the very significant reductions in losses due to discontinuing the operations of Masonry, Tulare and ESI in 2011, offset by the significant increase in losses of Tyree and Baker's Pride in 2012 as discussed above.

BAKER'S PRIDE, INC.

SEASONALITY

During the year ended December 31, 2011, Baker's Pride began producing cookies at its South Street Bakery facility. Seasonality influences the operations of the South Street Bakery facility as cookie sales are typically higher during the winter holiday season when compared to the summer season. Operations at the Jefferson Street are not influenced by seasonality. However, the donut operation at the Mt. Pleasant Street operation will greatly be affected by seasonality once it is operational. For the three months ended March 31, 2011, none of the operations of Baker's Pride were influenced by seasonality.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NET REVENUES

Net revenues for the three months ended March 31, 2012 totaled $4,144,288 as compared to $3,506,495 for the three months ended March 31, 2011, an increase of $637,793 or approximately 18.2%. All revenues for the three months ended March 31, 2011 were generated by BPI's Jefferson Street facility while revenues for the three months ended March 31, 2012 includes the Jefferson Street and South Street facilities.

Bread sales for the three months ended March 31, 2012 totaled $3,542,304 as compared to $3,236,164 for the three months ended March 31, 2011, an increase of $306,140 or approximately 9.5%. Factors contributing to this increase: the continuing effect of wholesale price increases granted by the Company's customer in April 2011 which equaled a 7% increase, a $.025 cents per unit increase to fund the incremental cost of conversion to cane sugar from high fructose corn syrup. There was no significant change in bread units sold for the three months ended March 31, 2012 as compared to the same period in 2011.

Donut sales for the three months ended March 31, 2012 totaled $279,221 as compared to $270,901 for the three months ended March 31, 2011, an increase of $8,320 or approximately 3.1%. This increase was primarily due to the adjustment of donut wholesale prices granted in May 2011 as there was a small decrease in units sold.

Cookie net revenues for the three months ended March 31, 2012 totaled $322,772 as compared to $0 for the three months ended March 31, 2011, an increase of $322,772. The South Street Bakery operations began in late August 2011.

COST OF REVENUES

Cost of revenues for the three months ended March 31, 2012 totaled $3,080,600 or approximately 74.3% of net revenues as compared to $2,475,818 or approximately 70.6% for the three months ended March 31, 2011, an increase of $604,782 or approximately 24.4%. The Company had an 18.2% increase in net revenues against a 24.4% increase in cost of revenues in 2012 as compared to 2011.

Of this increase of $604,782 in cost of revenues in 2012, the South Street Bakery generated an increase of $523,001 in cost of revenues with net revenues of $322,772. BPI's Jefferson Street Bakery operating unit had net revenues of $3,821,516 and cost of revenues of $2,557,599. BPI is investing in development of value added products at the South Street Bakery; with the purpose of generating increased revenues and gross profit. A series of these new products will be introduced to the In-store Bakery market at the IDDBA Expo in June 2012. The IDDBA is the largest showcase of bakery and deli products for the U.S. supermarket industry.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2012 totaled $1,820,333 or approximately 43.9% of net revenues as compared to $1,129,799 or 32.2% for the three months ended March 31, 2011, an increase of $690,534 or approximately 61.1%. The primary reason for this increase in 2012 is related to management fees paid to Amincor of approximately $697,000 during the three months ended March 31, 2012 that were not incurred during the same period in 2011. In consolidation, these management fees are eliminated and there is no effect on results of operations on a consolidated basis for the total company.

LOSS FROM OPERATIONS

Loss from operations for the three months ended March 31, 2012 totaled $756,645 or approximately 18.3% of net revenue as compared to $99,122 or approximately 2.8% for the three months ended March 31, 2011, an increase of $657,523. The increase in loss from operations was primarily due to the increases in cost of revenues and operating expenses as noted above.

OTHER EXPENSES (INCOME)

Other expenses (income) for the three months ended March 31, 2012 totaled $97,513 or approximately 2.4% of net revenues as compared to $31,014 or approximately 0.9% of net revenues for three months ended March 31, 2011, an increase of $66,500. The primary reason for this increase in 2012 is higher interest expense due to a larger loan balances on BPI's working capital line and the new 2012 bridge loan to purchase new equipment for the Mt. Pleasant Street facility.

NET LOSS

Net loss for the three months ended March 31, 2012 totaled $854,158 as compared to $130,136 for the three months ended March 31, 2011, an increase of $724,023. Of the Company's 2012 increase in net loss of $724,023, $603,350 was generated by the South Street Bakery.

                      ENVIRONMENTAL QUALITY SERVICES, INC.

SEASONALITY

EQS's sales are typically higher during the second and third quarters of its fiscal year. The fourth quarter of the year is usually affected by a slow down at the holiday season and year end. In addition, frigid temperatures combined with the possibility of extreme weather tend to discourage projects from being scheduled during the winter months. In the first quarter of 2011, there was significant snowfall which made it difficult to complete projects which would have equated to increased laboratory production.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

NET REVENUES

Net revenues for the three months ended March 31, 2012 totaled $269,438 as compared to $267,948 for the three months ended March 31, 2011, an increase of $1,490 or approximately 0.6%. In September 2011, a flood at EQS's facility resulted in some equipment damage which impaired EQS's ability to operate efficiently. Management had expected a larger increase in revenue year over year but was unable to replace the damaged equipment in an expedited manner due to an outstanding claim due from its insurance company to replace damaged equipment and to cover expenses associated with the business interruption resulting from the flood.

COST OF REVENUES

Cost of revenues for the three months ended March 31, 2012 totaled $258,712 or approximately 96.0% of net revenues as compared to $289,296 or approximately 108.0% for the three months ended March 31, 2011, a decrease of $30,584 or approximately 10.6%. The primary reason for this decrease in cost of revenues is associated with improving operating efficiencies in the laboratory. There were reductions in personnel and negotiations for discounts on consumables with major vendors alongside an overall better management of material consumption.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2012 totaled $165,579 or approximately 61.5% of net revenues as compared to $90,822 or 33.9% of net revenues for the three months ended March 31, 2011, an increase of $74,757 or approximately 82.3%. The primary reason for this increase is related to the hiring of additional sales staff to increase the sales volume of EQS. Management expects the additions in sales personnel to increase revenues in the second quarter of 2012.

LOSS FROM OPERATIONS

Loss from operations for the three months ended March 31, 2012 totaled $154,853 or approximately 57.5% of net revenues as compared to $112,170 or approximately 41.9% for the three months ended March 31, 2011, an increase in loss from operations of $42,683 or approximately 38.1%. The increase in loss from operations was primarily due to the increases in operating expenses as noted above.

OTHER EXPENSES (INCOME)

Other expenses (income) for the three months ended March 31, 2012 totaled $18,640 or approximately 6.9% of net revenues as compared to $3,071 or approximately 1.1% of net revenue for three months ended March 31, 2011, an increase of $15,569. The primary reason for this increase is higher interest expense on a larger loan balances on EQS's working capital line which carried loan balances of $635,279 and $364,732 as of March 31, 2012 and 2011, respectively.

NET LOSS

Net loss for the three months ended March 31, 2012 totaled $173,493 as compared to a net loss of $115,241 for the three months ended March 31, 2011, an increase of $58,252 or approximately 50.6%. The increase in net loss is primarily related to the increase in operating expenses and the increase in interest expense as noted above.

                              TYREE HOLDINGS, INC.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

SEASONALITY AND BUSINESS CONDITIONS

Historically, Tyree's revenues tend to be lower during the first quarter of the year as Tyree's customers complete their planning for the upcoming year. Approximately 30% of Tyree's revenues are earned from new customer capital expenditures. Customers' capital expenditures are cyclical and tend to mirror the condition of the economy. During normal conditions, Tyree will need to draw from its borrowing base early in the year and then pay down the borrowing base as the year progresses when it generates positive cash flows. The highest revenue generation occurs from late in the second quarter through the third quarter of the year.

On December 5, 2011 Tyree's largest customer, Getty Petroleum Marketing, Inc. ("GPMI") filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in the Southern District of New York. This bankruptcy filing had a significant impact on Tyree's operations and financial activities.
Although the bankruptcy proceedings are ongoing, we anticipate losses from pre-petition accounts receivable to be approximately $1,500,000 and an allowance for this receivable was established in 2011. Immediately following the bankruptcy filing of GPMI, all ongoing work with GPMI was significantly reduced and plans for Tyree's restructuring began, including a reduction of approximately 15% in workforce during the first quarter of 2012.

FINANCING

Tyree maintains a $15 million revolving credit agreement with Amincor which expires on January 17, 2013. Borrowings under this agreement are limited to 70% of eligible accounts receivable and the lesser of 50% of eligible inventory or $4 million. The balances outstanding under this agreement were $4,775,614 and $4,279,028 as of March 31, 2012 and 2011, respectively. Borrowings under this agreement are collateralized by a first lien security interest in all tangible and intangible assets owned by Tyree. Availability of funding from Amincor is dependent on Amincor's liquidity. The annual interest rate charged on this loan was approximately 5% for the quarters ending March 31, 2012 and 2011.

Management believes that the existing credit facility is sufficient to support the existing business volume of Tyree, but growth will be difficult to attain until either new working capital is earned through profitable operations or new equity is invested into Tyree to facilitate internal and acquisition based growth. The existing credit facility expires on January 17, 2013 which will require management to put in place a new agreement during 2012.

LIQUIDITY

Tyree incurred net losses of $1,345,774 and $1,188,470 for the three months ended March 31, 2012 and 2011, respectively. Weather related problems during the first quarter of 2011, coupled with Tyree's largest customer filing for bankruptcy in December 2011, as noted above, produced large write-offs of receivables and reductions in revenues which resulted in corporate cash demands well in excess of receipts from revenues, thus stressing the available funding on the existing credit facility. In the fourth quarter of 2011, management responded with a plan to term out all current vendors. During 2011 $1.9 million of accounts payable were converted to long and short term debt. Most of the remaining vendors have agreed to term notes early in 2012, thus addressing the cash shortfall produced in 2011, while leaving some availability on Tyree's revolving credit line. In reaction to the GPMI Bankruptcy filing, management reduced employee headcount by an additional 33 full time employees, rescheduled accounts payable, reduced management's salaries and is negotiating to reduce its rent commitments. Management expects annualized realized savings to be approximately $2.8 million, as a result of these actions Management continues to analyze Tyree's overhead expenses, which it will continue to reduce as Tyree works to replace the business lost as a result of the GPMI bankruptcy filing.

NET REVENUES

Net revenues for the three months ended March 31, 2012 totaled $9,519,309 as compared to $10,443,225 for the three months ended March 31, 2011, a decrease of $923,916 or approximately 8.8%. The decrease in revenues in 2012 can primarily be attributable to loss of revenues from GPMI due to its bankruptcy filing in December 2011. Revenues by operating divisions for the three months ended March 31, 2012 and March 31, 2011 were as follows:

REVENUES

                                                   2012                2011
                                               ------------        ------------
Service and Construction                       $  6,395,568        $  7,314,539
Environmental, Compliance and Engineering         2,925,202           3,049,893
Manufacturing / International                       198,539              78,793
                                               ------------        ------------
Total                                          $  9,519,309        $ 10,443,225
                                               ============        ============

COST OF REVENUES

Cost of revenues for the three months ended March 31, 2012 totaled $7,401,217 or approximately 77.7% of net revenues as compared to $8,202,669, or 78.5% for the three months ended March 31, 2011. The gross profit percentage increased by 0.80% as a result of the restructuring activities completed in the fourth quarter of 2011 and early in 2012.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2012 totaled $3,351,628, or approximately 35.2% of net revenues compared to $3,349,050, or approximately 32.1% for the three months ended March 31, 2011. The increase in operating expenses as a percentage of net revenues in 2012 was attributed to additional severance and lending costs as a result of GPMI's bankruptcy, coupled by the sudden decrease in revenues also due to the GPMI bankruptcy.

LOSS FROM OPERATIONS

Loss from operations for the three months ended March 31, 2012 totaled $1,233,536, or approximately 13.0% of net revenues as compared to $1,108,494, or approximately 10.6% of net revenues for the three months ended March 31, 2011, an increase in loss from operations of $125,042. The increase in loss from operations was primarily due to the decrease in net revenues as previously discussed above.

OTHER EXPENSES (INCOME)

Other expenses (income) for the three months ended March 31, 2012 totaled $112,238, or approximately 1.2% of net revenues as compared to other expenses (income) of $79,976, or approximately 0.8% of net revenues for the three months ended March 31, 2011, an increase in other expenses (income) of $32,262. The increase in other expenses (income) during the three months ended March 31, 2012 was primarily due to an increase in interest expense due to a higher carrying balance on Tyree's line of credit borrowings.

NET LOSS

Net loss for the three months ended March 31, 2012 totaled $1,345,805 as compared to $1,188,470 for the three months ended March 31, 2011, an increase of $157,335. The increase in net loss was primarily due to the factors noted above.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of our consolidated condensed financial statements in accordance with GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts and classification of revenues and expense during the periods presented, and the disclosure of contingent assets and liabilities. We evaluate our estimates and assumptions on an ongoing basis and material changes in these estimates or assumptions could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances and at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates if past experience or other assumptions do not turn out to be substantially accurate.

Please refer to our Note 2 of our consolidated condensed financial statements contained in this Quarterly Report on Form 10-Q, and our Management's Discussion and Analysis of Financial Condition and Results of Operation contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2011 and Note 2 of our consolidated financial statements contained therein for a more complete discussion of our critical accounting policies and use of estimates.

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

Our management has not assessed the effectiveness of our internal control over financial reporting as of March 31, 2012. Management understands that in making this assessment, it should use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Although an assessment using those criteria has not been performed, our management believes that the Company's internal control over financial reporting was not effective at March 31, 2012.

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

As of the report date, title to the Property has not been transferred due to a title issue involving the notice of pendency ("Notice") that expired and was not renewed at least 20 days prior to the Judgment of Foreclosure and sale being filed and entered. Since no title transfers or judgment/liens were filed against the Property after the expiration of the Notice, the Company believes it is likely conditional title will be issued and after recording the deed, IFR will no longer have any ownership interest in the property. Once a deed is issued, title to the property will be held in the name of Amincor Other Assets, Inc.

Management believes any litigation described above will not have a material impact on the Registrant or its related subsidiary companies.

Additionally, on December 5, 2011, Tyree's largest customer, Getty Petroleum Marketing, Inc. ("GPMI") filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. As of that date, Tyree has a pre-petition receivable of $1,515,401.27. As an unsecured creditor, Tyree may never collect or may only collect a small percentage of this pre-petition amount owed. Additionally, Tyree has a post-petition administrative claim of $593,709.20. Tyree may never collect or may only collect a small percentage of this post-petition amount owed. A Proof of Claim was filed with the Bankruptcy court on Tuesday, April 10, 2012.

The Volkl license agreement was terminated in September 2011 and concurrently the Strategic Alliance Agreement with Samsung America CT, Inc. ("Samsung") was also terminated. Volkl is seeking a approximately $513,720 royalty payment. Epic has initiated counterclaims intends to vigorously pursue its remedies against the various parties, including seeking damages for infringement, improper use of company assets and breach of fiduciary duty.

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

                   RISK FACTORS AFFECTING BAKER'S PRIDE, INC.

ONE CUSTOMER ACCOUNTS FOR THE MAJORITY OF BPI'S REVENUES. THE LOSS OF THIS CUSTOMER COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION, AND PROFITABILITY.

Aldi, Inc. accounted for a majority of BPI's revenue. The loss of Aldi, Inc. or a significant decline in its credit worthiness would have a materially adverse effect on BPI's results of operations and financial condition. At minimum, it would have a materially adverse effect on operations during the short-term until BPI's was able to generate replacement customers. Other than their relationship as a customer Aldi, Inc. is not affiliated with Amincor or BPI.

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

A POTENTIAL ENVIRONMENTAL HAZARD EXITS ON BPI'S MT. PLEASANT STREET BAKERY, INC. PROPERTY.

An environmental site assessment conducted in the fall of 2011 showed a potential environmental hazard on the property adjacent to the Mt. Pleasant
Street Bakery caused by the operations on the adjacent property. The Iowa Department of Natural Resources ("IDNR") requested a Tier 2 site cleanup report ("Tier 2") be issued and completed in order to better understand what environmental hazard exists on the property. The Tier 2 site cleanup report was completed on February 3, 2012 and was submitted to IDNR for further review. Management has retained the necessary environmental consultants to be in compliance with IDNR's request, but the potential liability is largely dependent on IDNR's recommended remediation strategy. To date, the potential liability is undeterminable.

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

                   RISK FACTORS AFFECTING TYREE HOLDINGS CORP.

TYREE IS EXPOSED TO CREDIT RISK, INCLUDING BANKRUPTCY, OF ITS CUSTOMERS IN THE ORDINARY COURSE OF BUSINESS.

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

On December 5, 2011, Tyree's largest customer, Getty Petroleum Marketing, Inc. ("GPMI") filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. As of that date, Tyree has a pre-petition receivable of $1,515,401.27. As an unsecured creditor, Tyree may never collect or may only collect a small percentage of this pre-petition amount owed. Additionally, Tyree has a post-petition administrative claim for $593,709.20. Tyree may never collect or may only collect a small percentage of this post-petition amount owed. A Proof of Claim with respect to amounts owed prior to the petition date was filed with the Bankruptcy court on Tuesday April 10, 2012. On the date hereof, Tyree has filed a motion for the court to allow Tyree's post-petition claim and to compel the customer to immediately satisfy such claim. GPMI's bankruptcy could materially adversely affect Tyree's financial condition, results of operations or cash flows.

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

THE FACTORS ABOVE ARE NOT EXHAUSTIVE. FOR A MORE COMPLETE LIST OF RISK FACTORS AFFECTING THE COMPANY AND ITS SUBSIDIARIES, PLEASE REFER TO THE COMPANY'S FORM 10-K FILED WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION ON APRIL 16, 2012, AND ANY AMENDMENTS THERETO.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

3.1+     Articles of Incorporation of Advanced Waste & Water Technology, Inc.

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

101+     Interactive Data Files pursuant to Rule 405 of Regulation S-T.

----------
+ Filed Herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AMINCOR, INC.


Date: May 16, 2012                   By:   /s/John R. Rice, III
                                           -------------------------------------
                                           John R. Rice, III, President


Date: May 16, 2012                   By:   /s/ Robert L. Olson
                                           -------------------------------------
                                           Robert L. Olson, Chief Financial
                                           Officer