Form 10-Q
period 2012-06-30
Amincor, Inc.
filed 2012-08-13
CIK 1167905

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended: June 30, 2012

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ to __________

                          Commission File No. 000-28865


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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated  filer [X]                         Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 30, 2012, there were 7,478,409 shares of Registrant's Class A Common Stock and 21,245,190 shares of Registrant's Class B Common Stock outstanding.

                                  AMINCOR, INC.
                               REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

                                    Contents

PART I  - FINANCIAL INFORMATION............................................... 4

Item 1.  Financial Statements................................................. 4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................28

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........48

Item 4.  Controls and Procedures..............................................49

PART II  - OTHER INFORMATION..................................................51

Item 1.  Legal Proceedings....................................................51

Item 1A. Risk Factors.........................................................53

Item 6.  Exhibits.............................................................64

SIGNATURES....................................................................65

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         Amincor, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets

                                                                 June 30,            December 31,
                                                                   2012                  2011
                                                               ------------          ------------
                                                                (unaudited)          (as restated)
                                                                                       (audited)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                         $    427,975          $  1,286,240
  Accounts receivable, net of allowance of $1,906,784
   and $1,903,626 in 2012 and 2011, respectively                  8,388,853             8,005,935
  Inventories, net                                                4,300,396             4,473,245
  Costs and estimated earnings in excess of billings
   on uncompleted contracts                                         628,322               381,931
  Prepaid expenses and other current assets                       1,087,067               936,027
  Current assets - discontinued operations                          440,697                 5,217
                                                               ------------          ------------
TOTAL CURRENT ASSETS                                             15,273,310            15,088,595
                                                               ------------          ------------

PROPERTY AND EQUIPMENT, NET                                      13,605,596            11,633,966
PROPERTY AND EQUIPMENT, NET - DISCONTINUED OPERATIONS               122,393               598,106
                                                               ------------          ------------
TOTAL PROPERTY AND EQUIPMENT, NET                                13,727,989            12,232,072
                                                               ------------          ------------
OTHER ASSETS:
  Mortgages receivable, net                                       6,000,000             6,000,000
  Goodwill                                                       15,882,388            15,882,388
  Other intangible assets, net                                    8,806,790             9,742,458
  Other assets                                                      435,200               513,305
  Assets held for sale                                            2,667,433             2,667,433
  Other assets - discontinued operations                             75,000                75,000
                                                               ------------          ------------
TOTAL OTHER ASSETS                                               33,866,811            34,880,584
                                                               ------------          ------------

TOTAL ASSETS                                                   $ 62,868,110           $62,201,251
                                                               ============          ============

                         Amincor, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets


                                                                                June 30,              December 31,
                                                                                  2012                   2011
                                                                              ------------           ------------
                                                                              (unaudited)           (as restated)
                                                                                                       (audited)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                            $ 11,349,853           $ 10,206,720
  Assumed liabilities - current portion                                          2,000,911              2,088,899
  Accrued expenses and other current liabilities                                 2,011,324              2,765,709
  Loans payable to related party - current portion                               1,642,646                838,485
  Notes payable - current portion                                                4,524,197              1,846,565
  Capital lease obligations - current portion                                      255,181                220,274
  Billings in excess of costs and estimated earnings
   on uncompleted contracts                                                      1,988,608              1,105,741
  Deferred revenue                                                                 507,023                666,558
  Current liabilities - discontinued operations                                  4,572,514              4,569,594
                                                                              ------------           ------------
TOTAL CURRENT LIABILITIES                                                       28,852,257             24,308,545
                                                                              ------------           ------------
LONG-TERM LIABILITIES:
  Assumed liabilities - net of current portion                                     190,997                190,997
  Capital lease obligations - net of current portion                               472,608                543,617
  Loans payable to related party - net of current portion                          893,245                894,837
  Notes payable - net of current portion                                         2,617,832              1,800,371
  Other long-term liabilities                                                       18,313                 18,313
                                                                              ------------           ------------
TOTAL LONG-TERM LIABILITIES                                                      4,192,995              3,448,135
                                                                              ------------           ------------
TOTAL LIABILITIES                                                               33,045,252             27,756,680
                                                                              ------------           ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

AMINCOR SHAREHOLDERS' EQUITY:
  Convertible preferred stock, $0.001 par value per share; 3,000,000
  authorized, 1,752,823 issued and outstanding                                       1,753                  1,753
  Common stock - class A; $0.001 par value;
   22,000,000 authorized, 7,478,409 issued and oustanding                            7,478                  7,478
  Common stock - class B; $0.001 par value;
   40,000,000 authorized, 21,245,190 issued and outstanding                         21,245                 21,245
  Additional paid-in capital                                                    87,158,153             87,025,332
  Accumulated deficit                                                          (54,680,791)           (50,038,363)
                                                                              ------------           ------------
TOTAL AMINCOR SHAREHOLDERS' EQUITY                                              32,507,838             37,017,445
                                                                              ------------           ------------
NONCONTROLLING INTEREST EQUITY                                                  (2,684,980)            (2,572,874)
                                                                              ------------           ------------
TOTAL EQUITY                                                                    29,822,858             34,444,571
                                                                              ------------           ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $ 62,868,110           $ 62,201,251
                                                                              ============           ============


        The accompanying notes are an integral part of these consolidated condensed financial statements

                         Amincor, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations
                     Six Months Ended June 30, 2012 and 2011
                                   (Unaudited)

                                                              Three Months Ended June 30,          Six Months Ended June 30,
                                                             ------------------------------      -----------------------------
                                                                 2012              2011              2012             2011
                                                             ------------      ------------      ------------     ------------
NET REVENUES                                                 $ 13,059,247      $ 15,696,181      $ 26,956,264     $ 29,834,083
COST OF REVENUES                                                9,944,955        11,757,083        20,649,466       22,547,212
                                                             ------------      ------------      ------------     ------------
GROSS PROFIT                                                    3,114,292         3,939,098         6,306,798        7,286,871

SELLING, GENERAL AND ADMINISTRATIVE                             5,047,697         4,919,582        10,742,724       10,077,944
                                                             ------------      ------------      ------------     ------------
LOSS FROM OPERATIONS                                           (1,933,405)         (980,484)       (4,435,926)      (2,791,073)
                                                             ------------      ------------      ------------     ------------
OTHER EXPENSES (INCOME):
  Interest expense, net                                           161,116           207,454           317,058          298,640
  Other income                                                    (83,290)          (24,323)         (193,022)         (93,412)
                                                             ------------      ------------      ------------     ------------
TOTAL OTHER EXPENSES                                               77,826           183,131           124,036          205,228
                                                             ------------      ------------      ------------     ------------

Loss before provision for income taxes                         (2,011,231)       (1,163,615)       (4,559,962)      (2,996,301)
Provision for income taxes                                             --                --                --               --
                                                             ------------      ------------      ------------     ------------
NET LOSS FROM CONTINUING OPERATIONS                            (2,011,231)       (1,163,615)       (4,559,962)      (2,996,301)
                                                             ------------      ------------      ------------     ------------

Loss from discontinued operations                                (138,732)       (3,651,438)         (194,572)      (4,782,838)
                                                             ------------      ------------      ------------     ------------
NET LOSS                                                       (2,149,963)       (4,815,053)       (4,754,534)      (7,779,139)
                                                             ------------      ------------      ------------     ------------

Net loss attributable to non-controlling interests                (50,649)           (2,445)         (112,106)        (177,177)
                                                             ------------      ------------      ------------     ------------

NET LOSS ATTRIBUTABLE TO AMINCOR STOCKHOLDERS                $ (2,099,314)     $ (4,812,608)     $ (4,642,428)    $ (7,601,962)
                                                             ============      ============      ============     ============
NET LOSS PER SHARE FROM CONTINUING OPERATIONS
 -BASIC AND DILUTED:
   Net loss from continuing operations attributable
    to Amincor stockholders                                  $      (0.07)     $      (0.04)     $      (0.16)    $      (0.10)
                                                             ============      ============      ============     ============
   Weighted average shares outstanding - basic and diluted     28,723,599        28,723,599        28,723,599       28,723,599
                                                             ============      ============      ============     ============

NET LOSS PER SHARE ATTRIBUTABLE TO AMINCOR STOCKHOLDERS
  -BASIC AND DILUTED:
    Net loss attributable to Amincor stockholders            $      (0.07)     $      (0.17)     $      (0.16)    $      (0.26)
                                                             ============      ============      ============     ============
    Weighted average shares outstanding - basic and diluted    28,723,599        28,723,599        28,723,599       28,723,599
                                                             ============      ============      ============     ============


       The accompanying notes are an integral part of these consolidated condensed financial statements

                         Amincor, Inc. and Subsidiaries
      Consolidated Condensed Statement of Changes in Shareholders' Equity
                     Six Months Ended June 30, 2012 and 2011


                                                                   Amincor, Inc. and Subsidiaries
                                            --------------------------------------------------------------------------
                                                Convertible               Common Stock -             Common Stock -
                                              Preferred Stock                Class A                    Class B
                                            -------------------        -------------------       ---------------------
                                            Shares       Amount        Shares       Amount       Shares         Amount
                                            ------       ------        ------       ------       ------         ------
Balance at December 31, 2010 (audited)    1,752,823      $1,753      7,478,409      $7,478     21,176,262      $21,176
                                          =========      ======      =========      ======     ==========      =======

Share based compensation                         --          --             --          --             --           --

Net loss                                         --          --             --          --             --           --
                                          ---------      ------      ---------      ------     ----------      -------

Balance at June 30, 2011 (unaudited)      1,752,823      $1,753      7,478,409      $7,478     21,245,190      $21,245
                                          =========      ======      =========      ======     ==========      =======
Balance at December 31, 2011
 (as restated) (audited)                  1,752,823      $1,753      7,478,409      $7,478     21,245,190      $21,245


Share based compensation                         --          --             --          --             --           --

Net loss                                         --          --             --          --             --           --
                                          ---------      ------      ---------      ------     ----------      -------

Balance at June 30, 2012 (unaudited)      1,752,823      $1,753      7,478,409      $7,478     21,245,190      $21,245
                                          =========      ======      =========      ======     ==========      =======

                                                              Amincor, Inc. and Subsidiaries
                                          ----------------------------------------------------------------
                                          Additional
                                            Paid-in        Accumulated       Non-controlling       Total
                                            Capital          Deficit            Interest           Equity
                                            -------          -------            --------           ------

Balance at December 31, 2010 (audited)    $86,465,332      $(28,075,512)      $(1,476,524)      $56,943,772
                                          ===========      ============       ===========       ===========

Share based compensation                      343,026                --                --           343,026

Net loss                                           --        (7,601,963)         (177,177)       (7,779,140)
                                          -----------      ------------       -----------       -----------

Balance at June 30, 2011 (unaudited)      $86,808,358      $(35,677,475)      $(1,653,701)      $49,507,658
                                          ===========      ============       ===========       ===========
Balance at December 31, 2011
 (as restated) (audited)                  $87,025,332      $(50,038,363)      $(2,572,874)      $34,444,571

Share based compensation                      132,821                --                --           132,821

Net loss                                           --        (4,642,428)         (112,106)       (4,754,534)
                                          -----------      ------------       -----------       -----------

Balance at June 30, 2012 (unaudited)      $87,158,153      $(54,680,791)      $(2,684,980)      $29,822,858
                                          ===========      ============       ===========       ===========


        The accompanying notes are an integral part of these consolidated condensed financial statements

                         Amincor, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                     Six Months Ended June 30, 2012 and 2011
                                   (Unaudited)

                                                                                         2012                   2011
                                                                                     ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                                                $ (4,559,962)          $ (2,996,301)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization of property
      and equipment                                                                       739,987              1,029,629
     Amortization of intangible assets                                                    935,668                951,868
     Amortization of deferred financing costs                                              78,246                 78,246
     Stock based compensation                                                             132,821                343,026
     Gain on sale of equipment                                                            (97,127)               (49,330)
     Provision for doubtful accounts                                                        3,159                 67,682
     Changes in assets and liabilities:
     Accounts receivable                                                                 (386,077)            (1,675,956)
     Inventories                                                                          172,849             (1,006,522)
     Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                              (246,391)              (557,601)
     Prepaid expenses and other current assets                                            447,347               (401,164)
     Other assets                                                                            (141)                 8,000
     Accounts payable                                                                   2,691,788              2,303,598
     Accrued expenses and other current liabilities                                      (754,384)            (1,274,028)
     Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                            882,866                879,539
     Deferred revenue                                                                    (159,535)                    --
                                                                                     ------------           ------------
NET CASH USED IN OPERATIONS - CONTINUING OPERATIONS                                      (118,886)            (2,299,314)
                                                                                     ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                  (2,241,708)               (98,102)
  Proceeds from sale of equipment                                                          97,126                 79,320
                                                                                     ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES - CONTINUING OPERATIONS                          (2,144,582)               (18,782)
                                                                                     ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from related parties                                                       802,570                 27,975
  Principal payments of capital lease obligations                                        (100,405)               (61,708)
  Repayments of notes payable                                                          (1,154,781)              (155,342)
  Borrowings from notes payable                                                         2,097,226                     --
  Payments of assumed liabilities                                                         (87,988)              (430,845)
                                                                                     ------------           ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES - CONTINUING OPERATIONS             1,556,622               (619,920)
                                                                                     ------------           ------------
Net cash used in operating activities - discontinued operations                          (151,419)            (4,439,927)
Net cash provided by investing activities - discontinued operations                            --              5,190,141
Net cash provided by financing activities - discontinued operations                            --                818,538
                                                                                     ------------           ------------
Decrease in cash                                                                         (858,265)            (1,369,264)
Cash, beginning of period                                                               1,286,240              2,607,325
                                                                                     ------------           ------------

CASH, END OF PERIOD                                                                  $    427,975           $  1,238,061
                                                                                     ============           ============
SUPPLEMENTAL  DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
  Interest                                                                           $     98,956           $    172,348
                                                                                     ============           ============
  Income taxes                                                                       $     80,082           $     14,700
                                                                                     ============           ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Financing of insurance policy by note payable                                      $  1,003,993           $         --
                                                                                     ============           ============
  Conversion of accounts payable to term notes payable                               $  1,548,655           $         --
                                                                                     ============           ============
  Acquisition of equipment by capital leases and notes payable                       $     64,303           $    203,191
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

As of June 30, 2012, the following are operating subsidiaries of Amincor:

     Baker's Pride, Inc.
     Tyree Holdings Corp.
     Environmental Quality Services, Inc.
     Advanced Waste & Water Technology, Inc. ("AWWT")
     Amincor Other Assets, Inc. ("Other Assets")
     Amincor Contracts Administrators, Inc. ("Contract Admin")

AWWT is a Delaware corporation that was incorporated on November 17, 2011. AWWT was inactive through April 30, 2012, and had no significant assets or liabilities as of April 30, 2012. AWWT became an Amincor company as of May 1, 2012.

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

TYREE

Tyree performs maintenance, repair and construction services to customers with underground petroleum storage tanks and petroleum product dispensing equipment. Complimenting these services, Tyree is engaged in environmental consulting, site assessment, analysis and management of site remediation for owners and operators of property with petroleum storage facilities. Tyree markets its services throughout the Northeast, Mid-Atlantic and Southern California regions of the

United States to national and multinational enterprises, as well as to local and national governmental agencies and municipalities. The majority of Tyree's revenue is derived from customers in the Northeastern United States. Tyree's headquarters are located in Mt. Laurel, New Jersey.

EQS

EQS provides environmental and hazardous waste testing in the Northeastern United States, and is headquartered in Farmingdale, New York.

AWWT

AWWT provides waste and water remediation services in the Northeast United States, and is headquartered in Farmingdale, New York.

OTHER ASSETS

Other  Assets  was  incorporated  to  hold  real  estate,   equipment  and  loan
receivables. As of June 30, 2012, all of Other Assets' real estate and equipment are classified as held for sale.

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

AWWT

AWWT provides water remediation and logistics services for its clients which include any business that produces waste water. AWWT invoices clients based on bills of lading which specify the quantity and type of water treated. Revenue is recognized as water remediation services are performed.

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

MORTGAGES RECEIVABLE

The mortgages receivable consist of commercial loans collateralized by property in Pelham Manor, New York. The loans were non-performing and property was in the process of foreclosure as of June 30, 2012. The value of the mortgages is based on the fair value of the collateral.

ALLOWANCE FOR LOAN LOSSES

An allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to operations. A loan is determined to be non-accrual when it is probable that scheduled payments of principal and interest will not be received when due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, all accrued yet uncollected interest is reversed from income. Payments received on non-accrual loans are generally applied to the outstanding principal balance. Loans are removed from non-accrual status when management believes that the borrower will resume making the payments required by the loan agreement.

INVENTORIES

Inventories are stated at the lower of cost or market using the first-in, first-out method. Market is determined based on the net realizable value with appropriate consideration given to obsolescence, excessive levels and other market factors. An inventory reserve is recorded if the carrying amount of the inventory exceeds its estimated market value.

PROPERTY AND EQUIPMENT

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

GOING CONCERN

The accompanying consolidated condensed financial statements have been prepared assuming the Company will continue as a going concern. The future of the Company is dependent upon its ability to generate revenues and positive cash flow from its continuing operations and raise debt and equity funds. The financial statements do not include any adjustments relating to the recoverability of the Company's assets or the payment of its liabilities in the event the Company cannot continue in existence.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year's consolidated condensed financial statements to conform to the current year's presentation.

3. DISCONTINUED OPERATIONS

Effective June 30, 2011 the Company discontinued the operations of Masonry and Tulare Holdings, Inc., and effective September 30, 2011 the Company discontinued the operations of Epic Sports International, Inc. As a result, losses from Masonry, Tulare and ESI are included in the loss from discontinued operations in the accompanying consolidated condensed financial statements for the three and six months ended June 30, 2012 and 2011, respectively. Assets and liabilities related to discontinued operations are presented separately on the condensed balance sheets as of June 30, 2012 and December 31, 2011. Changes in net cash from discontinued operations are presented in the accompanying condensed statements of cash flows for the six months ended June 30, 2012 and 2011, respectively. All prior period information has been reclassified to conform to the current period presentation.

The following amounts related to Masonry, Tulare and ESI have been segregated from continuing operations and reported as discontinued operations:

                                                 Three Months Ended June 30,         Six Months Ended June 30,
                                               ------------------------------     -----------------------------
                                                   2012              2011             2012             2011
                                               ------------      ------------     ------------     ------------
Results From Discontinued Operations:
  Net revenues from discontinued operations    $        652      $  2,598,341     $      1,983     $  4,571,719
                                               ============      ============     ============     ============

  Loss from discontinued operations            $   (138,732)     $ (3,651,438)    $   (194,572)    $ (4,782,838)
                                               ============      ============     ============     ============

The following is a summary of the assets and liabilities of the discontinued operations, excluding assets held for sale (which is recorded separately on the consolidated condensed balance sheets).

                                                    June 30,       December 31,
                                                      2012             2011
                                                  ------------     ------------
Accounts receivable                               $      7,500     $         --
Prepaid expenses and other current assets              433,197            5,217
Property, plant and equipment, net                     122,393          598,106
Other assets                                            75,000           75,000
                                                  ------------     ------------

TOTAL ASSETS                                      $    638,090     $    678,323
                                                  ============     ============
Accounts payable                                  $  3,688,887     $  3,661,771
Accrued expenses and other current liabilities         883,627          907,823
                                                  ------------     ------------

TOTAL LIABILITIES                                 $  4,572,514     $  4,569,594
                                                  ============     ============

NET LIABILITIES                                   $ (3,934,424)    $ (3,891,271)
                                                  ============     ============

The Company continues to provide administrative services for the discontinued operations until the liquidation of these assets is completed.

4. INVENTORIES

Inventories consist of:

     *    Construction and service maintenance parts
     *    Baking ingredients
     *    Finished bakery goods

A summary of inventory as of June 30, 2012 and December 31, 2011 is below:

                                                    June 30,       December 31,
                                                      2012            2011
                                                   ----------      ----------
Raw materials                                      $4,161,637      $4,321,380
Ingredients                                           653,037         637,153
Finished goods                                         32,672          91,405
                                                   ----------      ----------
                                                    4,847,346       5,049,938
Inventory reserves                                    546,950         576,693
                                                   ----------      ----------
Inventories, net                                   $4,300,396      $4,473,245

5. PROPERTY AND EQUIPMENT

As of June 30, 2012 and December 31, 2011 property and equipment from continuing operations consisted of the following:

                                    Useful Lives    June 30,      December 31,
                                      (Years)         2012            2011
                                      -------     ------------    ------------
Land                                    n/a       $    430,000    $    430,000
Machinery and equipment                 2-10        15,356,901      12,840,288
Furniture and fixtures                  5-10           110,439         110,439
Building and leasehold improvements       10         3,226,010       3,226,010
Computer equipment and software         5-7            838,187         804,010
Construction in progress                n/a             14,801          14,801
Vehicles                                3-10           200,924         212,093
                                                  ------------    ------------
                                                    20,177,262      17,637,641
Less accumulated depreciation                        6,571,666       6,003,675
                                                  ------------    ------------

                                                  $ 13,605,596    $ 11,633,966
                                                  ============    ============

Total depreciation expense related to continuing operations for six months ended June 30, 2012 and 2011 was $739,987 and $1,029,629, respectively.

6. GOODWILL AND INTANGIBLE ASSETS

Goodwill of $15,882,388 and licenses and permits of $3,430,400 at June 30, 2012 and December 31, 2011, have indefinite useful lives and are not amortized but tested for impairment annually. Intangible assets with finite useful lives are amortized on a straight-line basis over the useful lives of the assets. Intangible assets consist of the following at June 30, 2012 and December 31, 2011:

                                              Esimated Useful      June 30,            December 31,
                                               Lives (Years)         2012                  2011
                                               ------------      ------------          ------------
Intangible assets subject to amortization
Customer relationships                             5-10          $  8,976,700          $  8,976,700
Non-competition agreements                            5             5,886,300             5,886,300
                                                                 ------------          ------------
                                                                   14,863,000            14,863,000
Less Accumulated Amortization                                       9,486,610             8,550,942
                                                                 ------------          ------------
Intangible assets subject to amortization, net                      5,376,390             6,312,058
Intangible assets not subject to amortization
 Licenses and permits                                               3,430,400             3,430,400
                                                                 ------------          ------------

Intangible assets, net                                           $  8,806,790          $  9,742,458
                                                                 ============          ============

The above licenses and permits have renewal provisions which are generally one to four years. At June 30, 2012, the weighted-average period to the next renewal was ten months. The costs of renewal are nominal and are expensed when incurred. The Company intends to renew all licenses and permits currently held.

Amortization expense related to continuing operations for the six months ended June 30, 2012 and 2011 was $935,668 and $951,868, respectively.

7. LONG-TERM DEBT

Long-term debt consists of the following at June 30, 2012 and December 31 2011:

                                                                                2012                2011
                                                                             ----------          ----------
Equipment loans payable, collateralized by the assets purchased, and bearing interest at annual  fixed rates  ranging  from 8.0%
to 15.0% as of June 30, 2011 and December 31, 2010, with
principal and interest payable in installments through July 2014             $  734,726          $  820,251

Promissory notes payable, with zero interest to current AP vendors
Payment terms are from 12 to 36 months                                        2,885,769           1,956,067

Promissory notes payable, with accrued interest, to three former stockholders of a predecessor  company.  These notes are unsecured and are subordinate  to the Company's senior debt. The notes mature
on December 31, 2012 and bear interest at an annual rate of 6.0%                500,000             500,000

Note payable to a commercial bank. Payable in monthly installments of principal and interest of $6,198 through March 2015
The annual interest rate is 7.25%                                               252,527             370,618

Note payable for commercial insurance premium financing with a finance company, bearing interest at 2.45%, secured by all sums payable to the insured under the policy. The note matures
November 30, 2012                                                               671,781

Bridge loan with a commercial bank, collateralized by property, plant and equipment in addition to assets  purchased, and bearing interest at 1.75% above the U.S. Prime Rate. The loan matures on
September 1, 2012                                                             2,097,226                  --
                                                                             ----------          ----------
Total                                                                         7,142,029           3,646,936
                                                                             ----------          ----------
Less current portion                                                          4,524,197           1,846,565
                                                                             ----------          ----------

Long-term portion                                                            $2,617,832          $1,800,371
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

Loans from a related party consist of the following at June 30, 2012 and December 31, 2011:

                                                                             June 30,            December 31,
                                                                               2012                 2011
                                                                            -----------          -----------
Loan and security agreement with Capstone Capital Group, LLC which expires on November 1, 2013 bearing interest at 18% per annum
Maximum borrowing of $1,000,000                                             $   831,360          $   338,908

Loan and security agreement with Capstone Capital Group, LLC which expires on May 15, 2015 bearing interest at 18% per annum
Maximum borrowing of $1,000,000                                                 811,286              499,577
                                                                            -----------          -----------

Total loans and amounts payable to related parties                          $ 1,642,646          $   838,485
                                                                            ===========          ===========

Interest expense for these loans amounted to $165,879 and $95,043 for the six months ended June 30, 2012 and 2011, respectively.

9. CORRECTION OF SHARES OF COMMON STOCK ISSUED

On June 27, 2012, the Company issued 68,928 shares of Class B common shares as a correction of the amount of shares issued on the Company's Payment in Kind date. As a result, the amount of Class B shares outstanding as of December 31, 2011 and the weighted average shares outstanding for the six months ended June 30, 2012 have been restated. This correction is de minimus and had no discernable effect on previously reported loss per share.

10. OPERATING SEGMENTS

The Company is organized into seven operating segments: (1) Amincor, (2) Other Assets, (3) Contract Admin, (4) BPI, (5) EQS, (6) AWWT, and (7) Tyree. Assets related to discontinued operations ("Disc. Ops") are also presented below. Segment information is as follows:

                                              June 30,             December 31,
                                                2012                   2011
                                            ------------           ------------
TOTAL ASSETS:
  Amincor                                   $     70,362           $    536,061
  Other Assets                                 8,667,434              8,667,433
  Contract Admin                                      --                     --
  BPI                                         26,289,440             24,851,264
  EQS                                          1,215,466              1,298,597
  Tyree                                       25,983,788             26,169,574
  AWWT                                             3,530                     --
  Disc. Ops                                      638,090                678,322
                                            ------------           ------------

TOTAL ASSETS                                $ 62,868,110           $ 62,201,251
                                            ============           ============

                                              June 30,             December 31,
                                                2012                   2011
                                            ------------           ------------
TOTAL GOODWILL:
  Amincor                                   $        --            $         --
  Other Assets                                       --                      --
  Contract Admin                                     --                      --
  BPI                                         7,770,900               7,770,900
  EQS                                           535,988                 535,988
  AWWT                                               --                      --
  Tyree                                       7,575,500               7,575,500
                                            ------------           ------------

TOTAL GOODWILL                              $ 15,882,388           $ 15,882,388
                                            ============           ============

                                              June 30,             December 31,
                                                2012                   2011
                                            ------------           ------------
TOTAL INTANGIBLE ASSETS:
  Amincor                                   $         --           $         --
  Other Assets                                        --                     --
  Contract Admin                                      --                     --
  BPI                                          4,812,496              5,194,946
  EQS                                            135,000                135,000
  AWWT                                                --                     --
  Tyree                                        3,859,294              4,412,512
                                            ------------           ------------

TOTAL INTANGIBLE ASSETS                     $  8,806,790           $  9,742,458
                                            ============           ============

                            Three Months Ended June 30,         Six Months Ended June 30,
                          ------------------------------      ------------------------------
                              2012              2011              2012              2011
                          ------------      ------------      ------------      ------------
NET REVENUES:
  Amincor                 $         --      $         --      $         --      $         --
  Other Assets                      --                --
  Contract Admin                    --                --
  BPI                        4,227,696         3,754,152         8,371,984         7,260,647
  EQS                          222,122           329,480           455,543           517,662
  AWWT                           3,251                --             3,250                --
  Tyree                      8,606,178        11,612,549        18,125,487        22,055,774
                          ------------      ------------      ------------      ------------

NET REVENUES              $ 13,059,247      $ 15,696,181      $ 26,956,264      $ 29,834,083
                          ============      ============      ============      ============

                                                       Three Months Ended June 30,            Six Months Ended June 30,
                                                     -------------------------------       --------------------------------
                                                         2012               2011               2012                2011
                                                     ------------       ------------       ------------        ------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES:
  Amincor                                            $     74,165       $ (1,253,471)      $   (108,035)       $ (1,996,507)
  Other Assets                                            (63,294)           343,801            (56,400)            687,602
  Contract Admin                                             (592)                --               (592)                395
  BPI                                                    (856,925)           (28,444)        (1,711,083)           (158,579)
  EQS                                                    (173,060)           (93,745)          (346,553)           (208,986)
  AWWT                                                       (332)                --               (332)                 --
  Tyree                                                  (991,193)          (131,756)        (2,336,967)         (1,320,226)
                                                     ------------       ------------       ------------        ------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES      $ (2,011,231)       $(1,163,615)       $(4,559,962)        $(2,996,301)
                                                     ============       ============       ============        ============

                                                       Three Months Ended June 30,            Six Months Ended June 30,
                                                     -------------------------------       --------------------------------
                                                         2012               2011               2012                2011
                                                     ------------       ------------       ------------        ------------
DEPRECIATION OF PROPERTY AND EQUIPMENT:
  Amincor                                            $         --       $        --        $         --        $         --
  Other Assets                                                 --           250,021                  --             500,042
  Contract Admin                                               --                --                  --                  --
  BPI                                                     207,751             1,570             414,301               3,140
  EQS                                                      22,801            25,465              45,659              50,928
  AWWT                                                         --                --                  --                  --
  Tyree                                                   127,270           235,986             280,027             475,519
                                                     ------------       ------------       ------------        ------------

TOTAL DEPRECIATION OF PROPERTY AND EQUIPMENT         $    357,822       $    513,042       $    739,987        $  1,029,629
                                                     ============       ============       ============        ============

                                                       Three Months Ended June 30,            Six Months Ended June 30,
                                                     -------------------------------       --------------------------------
                                                         2012               2011               2012                2011
                                                     ------------       ------------       ------------        ------------
AMORTIZATION OF INTANGIBLE ASSETS:
  Amincor                                            $         --       $         --       $         --        $         --
  Other Assets                                                 --                 --                 --                  --
  Contract Admin                                               --                 --                 --                  --
  BPI                                                     191,225            191,225            382,450             382,450
  EQS                                                          --              8,100                 --              16,200
  AWWT                                                         --                 --                 --                  --
  Tyree                                                   276,609            276,609            553,218             553,218
                                                     ------------       ------------       ------------        ------------

TOTAL AMORTIZATION OF INTANGIBLE ASSETS              $    467,834       $    475,934       $    935,668        $    951,868
                                                     ============       ============       ============        ============

                                     Three Months Ended June 30,          Six Months Ended June 30,
                                     ---------------------------        ----------------------------
                                        2012             2011              2012              2011
                                     ----------       ----------        ----------        ----------
INTEREST (INCOME) EXPENSE:
  Amincor                            $  (87,420)      $  (95,744)       $ (168,135)       $ (140,630)
  Other Assets                           (6,980)              --           (13,875)
  Contract Admin                             --               --
  BPI                                   127,318           85,733           228,137           131,169
  EQS                                    21,217            9,501            39,857            12,572
  AWWT                                        2               --                 2
  Tyree                                 106,979          207,964           231,072           295,529
                                     ----------       ----------        ----------        ----------

TOTAL INTEREST EXPENSE, NET          $  161,116       $  207,454        $  317,058        $  298,640
                                     ==========       ==========        ==========        ==========

11. CONTINGENCIES

BPI

In order to secure Baker's Pride's USDA loan, BPI had a Phase I environmental site assessment done on the property where the Mt. Pleasant Street Bakery, Inc. resides as required by BPI's prospective lender. The study, completed on October 7, 2011, recommended a Phase II environmental site assessment on the grounds that there were underground storage tanks on the premises that did not have any record of being removed in addition to showing an environmental hazard on property adjacent to the Mt. Pleasant Street Bakery caused by the operations of the adjacent property. The Phase II environmental site assessment was completed on October 31, 2011 and was submitted to the Iowa Department of Natural Resources ("IDNR") for their review. IDNR requested a Tier 2 site cleanup report be issued and completed in order to better understand what environmental hazard exists on the property. The Tier 2 site cleanup report was completed on February 3, 2012 and was submitted to IDNR for further review. Management's latest correspondence with IDNR, dated March 21, 2012, required revisions to the Tier 2 to be in compliance with IDNR's regulations. The most recent correspondence with IDNR dated May 4, 2012 is to hold a teleconference to discuss the remediation strategy, the date of the teleconference is still to be determined. Management has retained the necessary environmental consultants to become in compliance with IDNR's request, but the potential liability is largely dependent on IDNR's recommended remediation strategy. At this time, the potential liability is undeterminable as of June 30, 2012.

TYREE

On December 5, 2010, Tyree's largest customer filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. As of that date, Tyree has a pre-petition receivable of approximately $1.5 million. As an unsecured creditor, Tyree may never collect or may only collect a small percentage of this pre-petition amount owed. Additionally, Tyree has a post-petition administrative claim for approximately $600,000. Tyree's customer has continued to pay amounts due to Tyree related to post-petition amounts, but the amounts due to Tyree have not been significantly reduced as of June 30, 2012. Management believes that the post-petition claim will be collectible. A Proof of Claim was filed with the Bankruptcy court on Tuesday April 10, 2012.

ESI

The Volkl license agreement was terminated in September 2011 and concurrently the Strategic Alliance Agreement with Samsung America CT, Inc. ("Samsung") was also terminated. In the year of the termination, the Volkl agreement provides for a minimum guaranteed royalty payment of (Euro) 400,000; which is (euro) 200,000 in excess of the guaranteed minimum royalty. As of June 30, 2012, ESI has paid (euro) 100,000 of the guaranteed minimum royalty and recorded an additional (euro) 100,000 as an accrued liability. Management believe this additional minimum guaranteed payment is without merit and has initiated counterclaims against the various parties seeking damages for, including but not limited to infringement, improper use of company assets and breach of fiduciary duty.

Upon termination, the Strategic Alliance Agreement specifies a disposal period whereby ESI will assist Samsung in selling any inventory and collecting any accounts receivable for 180 days and 240 days, respectively from the termination date. During the disposal period, commissions payable to ESI are held in reserve by Samsung. At the end of the disposal period, unsold inventory and uncollected accounts receivable will be charged back to ESI against the commission reserve. In the event the chargebacks exceed the commission reserve, ESI is required under the agreement to pay Samsung the excess within 10 business days after the disposal period ends. As of June 30, 2012, management does not believe it is likely that chargebacks will exceed the commission reserve. An estimate of liabilities resulting from terminating the strategic alliance agreement with Samsung cannot be made since the disposal period has not ended. Therefore, no amount has been accrued in these financial statements as of June 30, 2012 for any such contingent liabilities.

LEGAL PROCEEDINGS

TYREE

Tyree's services are regulated by federal, state and local laws enacted to regulate discharge of materials into the environment, remediation of contaminated soil and groundwater or otherwise protect the environment. This ongoing regulation results in Tyree or Tyree's predecessor companies being put at risk at becoming a party to legal proceedings involving customers or other interested parties. The issues involved in such proceedings generally relate to alleged responsibility arising under federal or state laws to remediate contamination at properties owned or operated either by current or former customers or by other parties who allege damages. To limit its exposure to such proceedings, Tyree purchases, for itself and Tyree's predecessor companies, site pollution, pollution and professional liability insurance. Aggregate limits, per occurrence limits and deductibles for this policy are $10,000,000, $5,000,000 and $50,000, respectively.

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

IMSC/OTHER ASSETS

Capstone Business Credit, LLC ("CBC"), a related party, is the plaintiff in a foreclosure action against Imperia Family Realty, LLC ("IFR"). IFR is related to the former owners of Masonry's business. In November 2011 a Judgment of Foreclosure was granted by the court ordering that the IMSC property in Pelham Manor, New York (the "Property") be sold at public auction.

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

In accordance with the Judgment of Foreclosure a public auction sale of the Property was held on January 10, 2012. CBC, on behalf of Amincor, bid the amount of their lien and was the successful bidder. CBC then assigned its bid to Amincor.

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

12. LIQUIDITY MATTERS / GOING CONCERN

The Company has an accumulated deficit of $54.7 million and has incurred losses for the six months ended June 30, 2012 and for the year ended December 31, 2011, as well as having negative cash flows from continuing operations for the six months ended June 30, 2012 and the year ended December 31, 2011. The results of the Company's cash flows from continuing operations for the six months ended June 30, 2012 and the year ended December 31, 2011 have been adversely impacted by customer slowdown in infrastructure capital expenditures caused by the general downturn of the economic conditions, and cash flow issues related to major customers. The Company has discontinued operations of IMSC, Tulare and ESI in 2011 since their operations had a significant negative impact on the Company's cash flows. The Company's primary focus is to achieve profitable operations and positive cash flow of its operations of its long established niche businesses - Tyree and Baker's Pride.

Since 2008 through the year-end December 31, 2011, internally generated operating cash flows have been sufficient to meet the Company's business operating requirements. However, operating cash flows have not been sufficient to finance capital improvements or provide funds for the substantial marketing efforts necessary for growing the businesses.

The Company's plan for improving future continuing operations has several different aspects as follows:

     * Lowering its overhead costs by reducing its workforce in order to achieve maximum utilization;
     * Consolidating certain accounting roles from the subsidiary level to the Company's headquarters;
     * Restructuring purchase agreements with suppliers which will allow for leaner inventory levels and reducing the warehousing costs;
     * Renegotiating compensation arrangements and consolidating its administrative location with operating offices in order to reduce rent expenses.

The Company has taken and will continue to take steps to increase revenues from continuing operations as outlined below:

     * Hiring a new sales executive with extensive food industry background to increase sales of existing and new products of the BPI;
     * Increasing its revenues from Tyree's second largest customer by improving the relationship between Tyree and customer's management;
     * Obtaining new construction contracts based on aggressive bidding on jobs from new customers;
     *    Expanding services into new types of services for water purification;
     *    Expanding services provided to the existing customers;
     * Increasing customer orders for construction projects that have been deferred in the last several years due to the weak economy.
     * Entering into a nine-month bridge loan agreement for BPI (the "Bridge Loan") of $2,750,000, in January 2012 which has allowed BPI to purchase additional equipment to begin donut manufacturing operations (which is secured by BPI's equipment.)

In addition, the Company intends or has done the following:

     * Consolidate certain premises thereby reducing rents and negotiating for reduced rents with landlords;
     * Sold equipment of IMSC (a discontinued entity) in February 2012 for $426,000;
     * Liquidate the property previously occupied by Tulare (a discontinued entity) in Lindsay, California for approximately $2 million;
     *    Sell its property in Allentown, Pennsylvania;
     * Extending certain material payments terms to vendors to ease cash flow. The Company has spoken to major vendors payment terms;

If the Company's plans change, or its assumptions change or prove to be inaccurate, or if available cash otherwise proves to be insufficient to implement its business plans, the Company may require additional equity or debt financing. Given the uncertain economic environment and the pressure that the financial sector has been under, the Company cannot predict whether additional funds will be available in adequate amounts. If funds are needed but not available, the Company's business may need to be altered or curtailed. Management believes that, even though without the addition of capital from stock sales, that the Company will be able to generate sufficient cash flows through June 30, 2013.

13. SUBSEQUENT EVENTS

Baker's Pride, Inc. was advised verbally on July 12, 2012 and by written notice on July 16, 2012 that effective October 31, 2012, Aldi, Inc. ("Aldi"), BPI's sole customer, will be terminating BPI as a supplier to Aldi due to BPI's inability to meet certain pricing, cost and product offering needs. BPI's management and sales team is actively seeking new customers to replace the Aldi business. Management believes that it will be able to secure new customers for its fresh bread products alongside its new donut products before September 30, 2012.

On July 6, 2012, SFR Holdings, Ltd., Eden Rock Finance Master Limited, Eden Rock Asset Based Lending Master Ltd., Eden Rock Unleveraged Finance Master Limited, SHK Asset Backed Finance Limited, Cannonball Plus Fund Limited and Cannonball Stability Fund, LP (collectively, the "Plaintiffs") commenced an action in the Supreme Court of the State of New York County of New York against Amincor, Inc., Amincor Other Assets, Inc., their officers and directors, John R. Rice III, Joseph F. Ingrassia and Robert L. Olson and various other entities affiliated with or controlled directly or indirectly by John R. Rice III and Joseph F.
Ingrassia (collectively the "Defendants"). Plaintiffs allege that Defendants engaged in wrongful acts, including fraudulent inducement, fraud, breach of fiduciary duty, unjust enrichment, fraudulent conveyance and breach of contract. Plaintiffs are seeking compensatory damages in an amount in excess of $150,000 to be determined at trial.

Defendants believe that this lawsuit has no merit or basis and intend to vigorously defend it.

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

EQS

EQS provides environmental testing services in the northeast United States. EQS' services include RCRA (resource conservation recovery act) and hazardous waste characterization; TCLP (toxic characteristic leaching procedure) analyses; underground storage tank analytical assessment; landfill/ground water monitoring; NPDES (national pollution discharge elimination system) effluent characteristics analysis; PCB (polychlorinated biphenyls) and PCB congener analysis; lead paint testing; fingerprint categorization; and petroleum analyses.

TYREE

Tyree performs maintenance, repair and construction services to customers with underground petroleum storage tanks and petroleum product dispensing equipment. Complimenting these services, Tyree is engaged in environmental consulting, site assessment, analysis and management of site remediation for owners and operators of properties with petroleum storage facilities.


ADVANCED WASTE & WATER TECHNOLOGY, INC.

AWWT is a Delaware corporation that was incorporated on November 17, 2011. AWWT was inactive through April 30, 2012, and had no significant assets or liabilities as of April 30, 2012. AWWT became an Amincor company as of May 1, 2012 and is a wholly owned subsidiary of Environmental Holding Corp. AWWT will provide certain water remediation services in the northeast United States.

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

                          AMINCOR (CONSOLIDATED BASIS)

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2012, cash flows used in operating activities from continuing operations were $118,886. This was principally due to a net loss from continuing operations of $4,559,962 which was partially offset by an increase in accounts payable of approximately $2.7 million and add backs for depreciation and amortization of intangible assets of approximately $740,000 and $935,000, respectively. The net loss from continuing operations is discussed in greater detail in the results from operations for the six and three months ended June 30, 2012 and 2011 section of the Management's Discussion and Analysis.

For the six months ended June 30, 2012, cash flows used in investing activities were $2,144,582 primarily due to the purchase of additional plant, machinery and equipment at Baker's Pride, Inc.'s subsidiary Mt. Pleasant Street Bakery, Inc.

For the six months ended June 30, 2012, cash provided by financing activities was $1,556,622 primarily due to the financing of the aforementioned investing activities and the terming out of certain accounts payable vendors for Tyree.

For the six months ended June 30, 2012, total cash used in discontinued operations was $151,419. Cash used in discontinued operations was primarily related to the winding down of entities classified as discontinued operations.

The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying consolidated condensed financial statements, we recorded a net loss from continuing operations of $4,559,962. We had a working capital deficit of $13,578,947 and an accumulated deficit of $54,680,791. The results of the Company's cash flows from continuing operations for the six months ended June 30, 2012 have been adversely impacted by customer slowdown in infrastructure capital expenditures caused by the general downturn of the economic conditions and cash flow issues related to major customers. The Company has discontinued operations of IMSC, Tulare and ESI in 2011 because they had significant negative impact on the Company's cash flows in 2011. The Company's primary focus is to achieve profitable operations and positive cash flow of its operations of its long established niche businesses - Tyree and Baker's Pride.

Baker's Pride, Inc. was advised verbally on July 12, 2012 and by written notice on July 16, 2012 that effective October 31, 2012, Aldi, Inc. ("Aldi"), BPI's most significant customer, will be terminating BPI as a supplier to Aldi due to BPI's inability to meet certain pricing, cost and product offering needs. BPI's management and sales team is actively seeking new customers to replace the Aldi business. Management believes that it will be able to secure new customers for its fresh bread products alongside its new donut products before September 30, 2012. The failure to find replacement customers will have a material adverse impact on the Company's liquidity and capital resources.

From 2008 through December 31, 2011, internally generated operating cash flows have been sufficient to meet the Company's business operating requirements. However, operating cash flows have not been sufficient to finance capital improvements or provide funds for the substantial marketing efforts necessary for growing the businesses.

The Company's plan for improving future continuing operations has several different aspects as follows:

     * Lowering its overhead costs by reducing its workforce in order to achieve maximum utilization;
     * Consolidating certain accounting roles from the subsidiary level to the Company's headquarters;
     * Restructuring purchase agreements with suppliers which will allow for leaner inventory levels and reducing the warehousing costs;

     *    Renegotiating   compensation   arrangements  and   consolidating   its
          administrative location with operating offices in order to reduce rent expenses.

The Company has taken and will continue to take steps to increase revenues from continuing operations as outlined below:

     * Hiring a new sales executive with extensive food industry background to increase sales of existing and new products of the BPI;
     * Increasing its revenues from Tyree's second largest customer by improving the relationship between Tyree and customer's management;
     * Obtaining new construction contracts based on aggressive bidding on jobs from new customers;
     *    Expanding services into new types of services for water purification;
     *    Expanding services provided to the existing customers;
     * Increasing customer orders for construction projects that have been deferred in the last several years due to the weak economy.
     * Entering into a nine-month bridge loan agreement for BPI (the "Bridge Loan") of $2,750,000, in January 2012 which has allowed BPI to purchase additional equipment to begin donut manufacturing operations (which is secured by BPI's equipment.)

In addition, the Company intends or has done the following:

     * Consolidated certain premises thereby reducing rents and negotiating for reduced rents with landlords;
     * Sold equipment of IMSC (a discontinued entity) in February 2012 for $426,000;
     * Liquidate the property previously occupied by Tulare (a discontinued entity) in Lindsay, California for approximately $2 million;
     *    Sell its property in Allentown, Pennsylvania;
     * Extending certain material payments terms to vendors to ease cash flow. The Company has spoken to major vendors regarding payment terms;

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

Management believes that, even without the addition of the capital from stock sales, that the Company will be able to generate sufficient cash flows through June 30, 2013.

CONTINGENT LIABILITIES:

ESI

The Volkl license agreement was terminated in September 2011 and concurrently the Strategic Alliance Agreement with Samsung America CT, Inc. ("Samsung") was also terminated. In the year of the termination, the Volkl agreement provides for a minimum guaranteed royalty payment of (Euro) 400,000; which is (euro) 200,000 in excess of the guaranteed minimum royalty. As of June 30, 2012, ESI has paid (euro) 100,000 of the guaranteed minimum royalty and recorded an additional (euro) 100,000 as an accrued liability. Management believe this additional minimum guaranteed payment is without merit and has initiated counterclaims against the various parties seeking damages for, including but not limited to infringement, improper use of company assets and breach of fiduciary duty.

Upon termination, the Strategic Alliance Agreement specifies a disposal period whereby ESI will assist Samsung in selling any inventory and collecting any accounts receivable for 180 days and 240 days, respectively from the termination date. During the disposal period, commissions payable to ESI are held in reserve by Samsung. At the end of the disposal period, unsold inventory and uncollected accounts receivable will be charged back to ESI against the commission reserve. In the event the chargebacks exceed the commission reserve, ESI is required under the agreement to pay Samsung the excess within 10 business days after the disposal period ends. As of June 30, 2012, management does not believe it is likely that chargebacks will exceed the commission reserve. An estimate of liabilities resulting from terminating the strategic alliance agreement with Samsung cannot be made since the disposal period has not ended. Therefore, no amount has been accrued in these financial statements as of June 30, 2012 for any such contingent liabilities.

TYREE

On December 5, 2010, Tyree's largest customer, Getty Petroleum Marketing, Inc. ("GPMI") filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. As of that date, Tyree has a pre-petition receivable of approximately $1.5 million. As an unsecured creditor, Tyree may never collect or may only collect a small percentage of this pre-petition amount owed. Additionally, GPMI has continued to pay amounts due to Tyree related to post-petition amounts. A Proof of Claim was filed with the Bankruptcy court on Tuesday April 10, 2012. Since May 1, 2012, Tyree has either through fixed fee contracts or time and material contracts, contracted for all but 200 of the sites formerly managed by GPMI.

BPI

In order to secure Baker's Pride's USDA loan, BPI had a Phase I environmental site assessment done on the property where the Mt. Pleasant Street Bakery, Inc. resides as required by BPI's prospective lender. The study, completed on October 7, 2011, recommended a Phase II environmental site assessment on the grounds that there were underground storage tanks on the premises that did not have any record of being removed in addition to showing an environmental hazard on property adjacent to the Mt. Pleasant Street Bakery caused by the operations of the adjacent property. The Phase II environmental site assessment was completed on October 31, 2011 and was submitted to the Iowa Department of Natural Resources ("IDNR") for their review. IDNR requested a Tier 2 site cleanup report be issued and completed in order to better understand what environmental hazard exists on the property. The Tier 2 site cleanup report was completed on February 3, 2012 and was submitted to IDNR for further review. Management's latest correspondence with IDNR, dated March 21, 2012, required revisions to the Tier 2 to be in compliance with IDNR's regulations. On May 4, 2012, a teleconference was held with IDNR wherein the remediation strategy to be employed was discussed. At the time of filing, Management is in the process of receiving quotes for the necessary work, part of which has been approved for funding an Innocent Landowner claim program due to the nature of the discovered hazards. At this time, the potential liability is unknown and may be significant or non-existent.

TULARE

The City of Lindsay, California has invoiced Tulare Frozen Foods, LCC ("TFF") $533,571.58 for outstanding delinquent amounts. A significant portion of the outstanding delinquent amounts are penalties, interest and fees that have accrued. A settlement proposal, whereby the City of Lindsay would retain TFF's $206,666.66 deposit as settlement and release in full of all outstanding obligations was sent to the City of Lindsay for review on March 29, 2012. As of the date of this filing, no settlement has been reached.

ASSETS HELD FOR SALE

The 360,000 square foot facility where Allentown Metal Works, Inc. formerly operated has fallen into disrepair as a result of vandalism by local thieves. The buildings on site are functionally obsolete and are not suitable as a modern manufacturing facility. Any purchaser would have to raze the buildings on the 19 acre site and reclaim the concrete, brick, wood and steel infrastructure. Management has listed the property for sale for $500,000 plus all outstanding property taxes. In the first quarter of 2012 two offers were received, one from a private individual and the other from the Allentown Economic Development Corporation, but neither resulted in the sale of the facility. In the second quarter of 2012 management continues to list the facility and has an individual engaged in due diligence on the facility. The Tulare property has also been listed with real estate agents. There are potential buyers interested in the property, but as of the date of filing no binding sales agreement has been executed. A sales contract is pending between a local developer and Amincor Other Assets, Inc. Management has accepted a letter of intent in the amount of $641,000 with a due diligence period of 45 days and closing 10 days following the completion of the due diligence period. The sale is not contingent upon financing.

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

RESULTS FROM OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

NET REVENUES

Net revenues for the six months ended June 30, 2012 totaled $26,956,264 compared to net revenues of $29,834,083 for the six months ended June 30, 2011, a decrease in net revenues of $2,877,820 or approximately 9.6%. The primary reason for the decrease in net revenues is related to Tyree's operations. Tyree's net revenues decreased by approximately $3.9 million, but this decrease was partially offset by an increase in net revenues for Baker's Pride of approximately $1.1 million. A detailed analysis of each subsidiary company's individual net revenues can be found within their respective Management's Discussions and Analysis sections of this Form 10-Q.

COST OF REVENUES

Cost of revenues for the six months ended June 30, 2012 totaled $20,649,466 or approximately 76.6% of net revenues as compared to $22,547,212 or approximately 75.6% of net revenues for the six months ended June 30, 2011. Cost of revenues was relatively unchanged as a percentage of net revenues between the six months ended June 30, 2012 and June 30, 2011. A detailed analysis of each subsidiary company's individual cost of revenues can be found within their respective Management's Discussions and Analysis sections of this Form 10-Q.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2012 totaled $10,742,724 as compared to $10,077,944 for the six months ended June 30, 2011, an increase in operating expenses of $664,780 or approximately 6.6%. This is due primarily to the addition of the South Street Bakery (subsidiary of Baker's Pride) which had approximately $500,000 in operating expenses in 2012.

LOSS FROM OPERATIONS

Loss from operations for the six months ended June 30, 2012 totaled $4,435,926 as compared to $2,791,073 for the six months ended June 30, 2011, an increase in loss from operations of $1,644,853 or approximately 58.9%. The primary reason for the increase in loss from operations is related to the decreases in net revenues and the increases in operating expenses as noted above.

OTHER EXPENSES (INCOME)

Other expenses (income) for the six months ended June 30, 2012 totaled $124,036 as compared to $205,228 for the six months ended June 30, 2011, a decrease in other expenses of $81,192 or approximately 39.6%.

NET LOSS FROM CONTINUING OPERATIONS

Net loss from continuing operations totaled $4,559,962 for the six months ended June 30, 2012 as compared to $2,996,301 for the six months ended June 30, 2011, an increase in net loss from continuing operations of $1,563,661 or approximately 52.2%. The primary reason for the increase in net loss from continuing operations is related to the increases in operating expenses alongside the decreases in net revenues as mentioned above.

NET LOSS FROM DISCONTINUED OPERATIONS

Net loss from discontinued operations totaled $194,572 for the six months ended June 30, 2012 as compared to $4,782,838 for the six months ended June 30, 2011, a decrease in net loss from discontinued operations of $4,588,266 or approximately 95.9%. Management discontinued the operations of the following companies in 2011 - Masonry and Tulare as of June 30, 2011 and ESI as of September 30, 2011. These were operating entities for the six months ended June 30, 2011, as compared to winding down of these companies in 2012. The net loss of Masonry was $72,561 for the six months ended June 30, 2012 as compared to $3,253,091 for the six months ended June 30, 2011, a decrease in net loss of $3,180,530 or approximately 97.8%. The net loss of Tulare was $95,090 for the six months ended June 30, 2012 as compared to a net loss of $1,466,834 for the six months ended June 30, 2011, a decrease in net loss of $1,371,744 or approximately 93.5%. The net loss of ESI was $26,921 for the six months ended June 30, 2012 as compared to a net income of ($23,739) for the six months ended June 30, 2011.

NET LOSS

Net loss totaled $4,754,534 for the six months ended June 30, 2012 as compared to $7,779,838 for the six months ended June 30, 2011, a decrease in net loss of $3,024,606 or approximately 38.9%. The primary reason for the decrease in net loss is the reductions in losses due to discontinuing the operations of Masonry, Tulare and ESI in 2011, offset by the increase in losses of Tyree and Baker's Pride in 2012.

RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

NET REVENUES

Net revenues for the three months ended June 30, 2012 totaled $13,059,247 compared to net revenues of $15,696,181 for the three months ended June 30, 2011, a decrease in net revenues of $2,636,934 or approximately 16.8%. The primary reason for the decrease in net revenues is related to Tyree's operations. Tyree's net revenues decreased by approximately $3.0 million, but this decrease was partially offset by an increase in net revenues for Baker's Pride of approximately $470,000. A detailed analysis of each subsidiary company's individual net revenues can be found within their respective Management's Discussions and Analysis sections of this Form 10-Q.

COST OF REVENUES

Cost of revenues for the three months ended June 30, 2012 totaled $9,944,955 or approximately 76.2% of net revenues as compared to $11,757,083 or approximately 74.9% of net revenues for the three months ended June 30, 2011. Cost of revenues was relatively unchanged as a percentage of net revenues between the three months ended June 30, 2012 and June 30, 2011. A detailed analysis of each subsidiary company's individual cost of revenues can be found within their respective Management's Discussions and Analysis sections of this Form 10-Q.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2012 totaled $5,047,697 as compared to $4,919,582 for the three months ended June 30, 2011, an increase in operating expenses of $128,115 or approximately 2.6%.

LOSS FROM OPERATIONS

Loss from operations for the three months ended June 30, 2012 totaled $1,933,405 as compared to $980,484 for the three months ended June 30, 2011, an increase in loss from operations of $952,921 or approximately 97.2%. The primary reason for the increase in loss from operations is related to the decreases in net revenues as noted above.

OTHER EXPENSES (INCOME)

Other expenses (income) for the three months ended June 30, 2012 totaled $77,826 as compared to $183,131 for the three months ended June 30, 2011, a decrease in other expenses of $105,305 or approximately 57.5%.

NET LOSS FROM CONTINUING OPERATIONS

Net loss from continuing operations totaled $2,011,231 for the three months ended June 30, 2012 as compared to $1,163,615 for the three months ended June 30, 2011, an increase in net loss from continuing operations of $847,615 or approximately 72.8%. The primary reason for the increase in net loss from continuing operations is related to the decreases in net revenues as mentioned above.

NET LOSS (INCOME) FROM DISCONTINUED OPERATIONS

Net loss from discontinued operations totaled $138,732 for the three months ended June 30, 2012 as compared to $3,651,438 for the three months ended June 30, 2011, a decrease in net loss from discontinued operations of $3,512,706 or approximately 96.2%. Management discontinued the operations of the following companies in 2011 - Masonry and Tulare as of June 30, 2011 and ESI as of September 30, 2011. These were operating entities for the three months ended June 30, 2011, as compared to winding down of these companies in 2012. The net loss of Masonry was $62,324 for the three months ended June 30, 2012 as compared to $2,764,747 for the three months ended June 30, 2011, a decrease in net loss of $2,702,243 or approximately 97.7%. The net loss of Tulare was $49,487 for the three months ended June 30, 2012 as compared to a net loss of $918,199 for the three months ended June 30, 2011, a decrease in net loss of $868,712 or approximately 94.6%. The net loss of ESI was $26,921 for the three months ended June 30, 2012 as compared to a net income of ($78,203) for the three months ended June 30, 2011.

NET LOSS

Net loss totaled $2,149,963 for the three months ended June 30, 2012 as compared to $4,814,053 for the three months ended June 30, 2011, a decrease in net loss of $2,665,090 or approximately 55.3%. The primary reason for the decrease in net loss is the reductions in losses due to discontinuing the operations of Masonry, Tulare and ESI in 2011, offset by the increase in losses of Tyree and Baker's Pride in 2012.

ADVANCED WASTE AND WATER TECHNOLOGY, INC.

AWWT began operating on May 1, 2012 and as such has no historical information for the six and three month period ended June 30, 2012. BAKER'S PRIDE, INC.

SEASONALITY

During the year ended December 31, 2011, Baker's Pride began producing cookies at its South Street Bakery facility. Seasonality influences the operations of the South Street Bakery facility as cookie sales are typically higher during the winter holiday season when compared to the summer season. Operations at the Jefferson Street are not influenced by seasonality. However, the donut operation at the Mt. Pleasant Street facility will be highly seasonal once it is operational. For the six and three month periods ended June 30, 2011, none of the operations of Baker's Pride were influenced by seasonality.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

NET REVENUES

Net revenues for the six months ended June 30, 2012 totaled $8,371,984 as compared to $7,260,647 for the six months ended June 30, 2011, an increase of $1,111,337 or approximately 15.3%. All revenues for the six months ended June 30, 2011 were generated by BPI's Jefferson Street facility while revenues for the six months ended June 30, 2012 includes both the Jefferson Street and South Street facilities.

Bread sales for the six months ended June 30, 2012 totaled $7,149,772 as compared to $6,682,801 for the six months ended June 30, 2011, an increase of $466,971 or approximately 6.5%. Factors contributing to this increase include the continuing effect of wholesale price increases and the corresponding price increase granted by the Company's customer in April 2011 of 7% as well as an additional price increase of $.025 cents per unit to fund the incremental cost of converting cane sugar from high fructose corn syrup. There was no significant change in bread units sold for the six months ended June 30, 2012 as compared to the same period in 2011.

Donut sales for the six months ended June 30, 2012 totaled $562,732 as compared to $576,749 for the six months ended June 30, 2011, a decrease of $14,017 or approximately 2.4%. This decrease was primarily due to fewer production days available in 2012 than 2011. Cookie net revenues for the six months ended June 30, 2012 totaled $659,480 as compared to $0 for the six months ended June 30, 2011, an increase of $659,480. The South Street Bakery began operations in late August 2011.

COST OF REVENUES

Cost of revenues for the six months ended June 30, 2012 totaled $6,197,458 or approximately 74.0% of net revenues as compared to $5,077,367 or approximately 69.9% for the six months ended June 30, 2011, an increase of $1,120,091 or approximately 22.1%. The Company had a 15.3% increase in net revenues against a 22.1% increase in cost of revenues in 2012 as compared to 2011.

Of this increase of $1,120,091 in cost of revenues in 2012 for Baker's Pride, Inc.; the South Street Bakery generated an increase of $1,036,869 to cost of revenues with net revenues of $659,480. BPI's other operating unit, the Jefferson Street Bakery Inc., had net revenues of $7,712,503 and cost of revenues of $5,160,589. BPI is investing in the development of value added products at the South Street Bakery; with appropriate sales materials with the purpose of generating increased revenues and gross profit. This series of new products was introduced to the In-store Bakery market at the International Dairy

Deli Bakery Association ("IDDBA") Expo in June 2012. The IDDBA is the largest showcase of bakery and deli products for the U.S. supermarket industry.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2012 totaled $3,670,820 or approximately 43.9% of net revenues as compared to $2,211,966 or 30.5% for the six months ended June 30, 2011, an increase of $1,458.854 or approximately 66.0%. The primary reason for this increase in 2012 is related to management fees paid to Amincor's corporate offices of approximately $1,394,000 during the six months ended June 30, 2012. No such expense was incurred during the same period in 2011.

LOSS FROM OPERATIONS

Loss from operations for the six months ended June 30, 2012 totaled $1,496.294 or approximately 17.9% of net revenue as compared to $28,686 or approximately 0.4% for the six months ended June 30, 2011, an increase of $1,467,608. The increase in loss from operations was primarily due to the increases in cost of revenues and operating expenses as noted above.

OTHER EXPENSES

Other expenses for the six months ended June 30, 2012 totaled $214,789 or approximately 2.6% of net revenues as compared to $129,894 or approximately 1.8% of net revenues for six months ended June 30, 2011, an increase of $84,896. The primary reason for this increase in 2012 is higher interest expense due to a larger loan balance on BPI's working capital line and the 2012 bridge loan to purchase new equipment for the Mt. Pleasant Street facility.

NET LOSS

Net loss for the six months ended June 30, 2012 totaled $1,711,083 as compared to $158,579 for the six months ended June 30, 2011, an increase of $1,552,504. Of the Company's 2012 increase in net loss, the South Street Bakery facility generated $1,181,823 of this amount.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

NET REVENUES

Net revenues for the three months ended June 30, 2012 totaled $4,227,696 as compared to $3,754,152 for the three months ended June 30, 2011, an increase of $473,544 or approximately 12.6%. All revenues for the three months ended June 30, 2011 were generated by BPI's Jefferson Street facility while revenues for the three months ended June 30, 2012 includes both the Jefferson Street and South Street facilities.

Bread sales for the three months ended June 30, 2012 totaled $3,607,476 as compared to $3,446,637 for the three months ended June 30, 2011, an increase of $160,839 or approximately 4.7%. Factors contributing to this increase: the continuing effect of the wholesale price increases granted by the Company's bread customer in April 2011 and continued through June 2012. This was a 7% increase, and a $.025 cents per unit increase to fund the incremental cost of converting cane sugar from high fructose corn syrup. There was no significant increase in the number of bread units sold for the three months ended June 30, 2012 as compared to the same period in 2011.

Donut sales for the three months ended June 30, 2012 totaled $283,511 as compared to $305,848 for the three months ended June 30, 2011, a decrease of $22,337 or approximately 7.3%. This decrease was primarily due to fewer days of production at the Jefferson Street Bakery. Cookie net revenues for the three months ended June 30, 2012 totaled $336,708 as compared to $0 for the three months ended June 30, 2011, an increase of $336,708. The South Street Bakery began operations in late August 2011.

COST OF REVENUES

Cost of revenues for the three months ended June 30, 2012 totaled $3,116,857 or approximately 73.7% of net revenues as compared to $2,601,549 or approximately 69.3% for the three months ended June 30, 2011, an increase of $515,309 or approximately 19.8%. The Company had a 12.6% increase in net revenues against a 19.8% increase in cost of revenues in 2012, as compared to 2011.

Of this $515,309 increase in cost of revenues in 2012 for Baker's Pride, Inc.; the South Street Bakery generated an increase of $513,867 to cost of revenues with net revenues of $336,708. BPI's other operating unit, the Jefferson Street Bakery Inc., had net revenues of $3,890,988 and cost of revenues of $2,602,990. BPI is investing in the development of value added products at the South Street Bakery; with appropriate sales materials with the purpose of generating increased revenues and gross profit. This series of new products was be introduced to the In-store Bakery market at the IDDBA Expo in June 2012. The IDDBA is the largest showcase of bakery and deli products for the U.S. supermarket industry.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2012 totaled $1,850,487 or approximately 43.7% of net revenues as compared to $1,082,167 or 28.8% for the three months ended June 30, 2011, an increase of $768,320 or approximately 71.0%. The primary reason for this increase in 2012 is related to management fees paid to Amincor's corporate offices for approximately $697,000 during the three months ended June 30, 2012 that were not incurred during the same period in 2011.

(LOSS) INCOME FROM OPERATIONS

Loss from operations for the three months ended June 30, 2012 totaled ($739,649) or approximately (17.5%) of net revenue as compared to income from operations of $70,436 or approximately 1.9% for the three months ended June 30, 2011, an increase in loss from operations of $810,085. The increase in loss from operations was primarily due to the increases in cost of revenues and operating expenses as noted above.

OTHER EXPENSES

Other expenses for the three months ended June 30, 2012 totaled $117,276 or approximately 2.8% of net revenues as compared to $98,880 or approximately 2.6% of net revenues for three months ended June 30, 2011, an increase of $18,396 or approximately 18.6%. The primary reason for this increase in 2012 is higher interest expense due to a larger loan balance on BPI's working capital line and the 2012 bridge loan to purchase new equipment for the Mt. Pleasant Street facility.

NET LOSS

Net loss for the three months ended June 30, 2012 totaled $856,925 as compared to $28,444 for the three months ended June 30, 2011, an increase of $828,481. Of the Company's 2012 increase in net loss of $828,481, the South Street Bakery facility generated $578,430 of this amount.

ENVIRONMENTAL QUALITY SERVICES, INC.

SEASONALITY

EQS's sales are typically higher during the second and third quarters of its fiscal year. The fourth quarter of the year is usually affected by a slow down at the holiday season and year end. In addition, frigid temperatures combined with the possibility of extreme weather tend to discourage projects from being scheduled during the winter months. In the first quarter of 2011, there was significant snowfall which made it difficult to complete projects which would equate to laboratory production.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

NET REVENUES

Net revenues for the six months ended June 30, 2012 totaled $541,858 as compared to $657,211 for the six months ended June 30, 2011, a decrease of $115,353 or approximately 17.6%. In September 2011, a flood at EQS's facility resulted in some equipment damage which impaired EQS's ability to operate efficiently. It has taken longer than anticipated to recover some of the clients that were redirected to other laboratories. In addition, one of EQS' major clients lost a contract that was the primary source of the work they submitted to EQS for analysis.

COST OF REVENUES

Cost of revenues for the six months ended June 30, 2012 totaled $492,261 or approximately 90.8% of net revenues as compared to $672,369 or approximately 102.3% for the six months ended June 30, 2011; a decrease of $180,135 or 26.8%. The primary reason for this decrease in cost of revenues is associated with improving operating efficiencies in the laboratory. There were also reductions in personnel alongside an overall better management of material consumption.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2012 totaled $363,292 or approximately 67.0% of net revenues as compared to $181,230 or 27.6% of net revenues for the six months ended June 30, 2011, an increase of $182,063 or approximately 100.5%. The primary reason for this increase is related to the hiring of additional sales staff to increase the sales volume of EQS. It has taken longer than anticipated for the additional sales staff to generate the projected revenues. Management expects the additions in sales personnel to increase revenues in the third quarter of 2012.

LOSS FROM OPERATIONS
Loss from operations for the six months ended June 30, 2012 totaled $313,696 or approximately 57.9% of net revenues as compared to $196,414 or approximately 29.9% for the six months ended June 30, 2011, an increase in loss from operations of $117,281 or approximately 59.7%. The increase in loss from operations was primarily due to the increases in operating expenses as noted above.

OTHER EXPENSES

Other expenses for the six months ended June 30, 2012 totaled $32,857 or approximately 6.1% of net revenues as compared to $12,572 or approximately 1.9% of net revenue for six months ended June 30, 2011, an increase of $20,285. The primary reason for this increase is a higher interest expense due to a larger carrying balance on EQS's working capital line which carried loan balances of $726,646 and $515,367 as of June 30, 2012 and 2011, respectively.

NET LOSS

Net loss for the six months ended June 30, 2012 totaled $346,553 as compared to a net loss of $208,987 for the six months ended June 30, 2011, an increase of $137,566 or approximately 65.8%. The increase in net loss is primarily related to the increase in operating expenses and the increase in interest expense as noted above.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

NET REVENUES

Net revenues for the three months ended June 30, 2012 totaled $272,420 as compared to $389,263 for the three months ended June 30, 2011, a decrease of $116,844 or approximately 30.0%. In September 2011, a flood at EQS's facility resulted in some equipment damage which impaired EQS's ability to operate efficiently. It has taken longer than anticipated to recover some of the clients that were redirected to other laboratories. In addition, one of EQS' major clients lost a contract that was the primary source of the work they submitted to EQS for analysis.

COST OF REVENUES

Cost of revenues for the three months ended June 30, 2012 totaled $233,549 or approximately 85.7% of net revenues as compared to $383,100 or approximately 98.4% for the three months ended June 30, 2011; a decrease of $149,551 or 39.0%. The primary reason for this decrease in cost of revenues is associated with improving operating efficiencies in the laboratory. There were reductions in personnel and negotiations for discounts on consumables with major vendors alongside an overall better management of material consumption.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2012 totaled $197,714 or approximately 72.6% of net revenues as compared to $90,408 or 23.2% of net revenues for the three months ended June 30, 2011, an increase of $107,306 or approximately 118.7%. The primary reason for this increase is related to the hiring of additional sales staff to increase the sales volume of EQS. It has taken longer than anticipated for the additional sales staff to generate the projected revenues. Management expects the additions in sales personnel to increase revenues in the third quarter of 2012.

LOSS FROM OPERATIONS

Loss from operations for the three months ended June 30, 2012 totaled $158,843 or approximately 58.3% of net revenues as compared to $84,245 or approximately 21.6% for the three months ended June 30, 2011, an increase in loss from operations of $74,598 or approximately 88.5%. The increase in loss from operations was primarily due to the increases in operating expenses as noted above.

OTHER EXPENSES

Other expenses for the three months ended June 30, 2012 totaled $14,217 or approximately 5.2% of net revenues as compared to $9,501 or approximately 2.4% of net revenue for three months ended June 30, 2011, an increase of $4,716 or approximately 49.6%. The primary reason for this increase is a higher interest expense due to a larger carrying balance on EQS's working capital line which carried loan balances of $726,646 and $515,367 as of June 30, 2012 and 2011, respectively.

NET LOSS

Net loss for the three months ended June 30, 2012 totaled $173,060 as compared to a net loss of $93,746 for the three months ended June 30, 2011, an increase of $79,314 or approximately 84.6%. The increase in net loss is primarily related to the increase in operating expenses and the increase in interest expense as noted above.

TYREE HOLDINGS CORP.

SEASONALITY AND BUSINESS CONDITIONS

Historically, Tyree's revenues tend to be lower during the first half of the year as Tyree's customers complete their planning for the upcoming year. Approximately 30% of Tyree's revenues are earned from new customer capital expenditures. Customer's capital expenditures are cyclical and tend to mirror the condition of the economy. During normal conditions, Tyree will need to draw from its borrowing base early in the year and then pay down the borrowing base as the year progresses when it generates positive cash flows. The highest revenue generation occurs from late in the second quarter through the third quarter of the year.

On December 5, 2011 Tyree's largest customer, Getty Petroleum Marketing, Inc. ("GPMI") filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in the Southern District of New York. This bankruptcy filing had a significant impact on Tyree's operations and financial activities.
Although the bankruptcy proceedings are ongoing, we anticipate losses from pre-petition accounts receivable to be approximately $1,500,000. Immediately following the bankruptcy filing of GPMI, all ongoing work with GPMI was significantly reduced and plans for Tyree's restructuring began, including a reduction of approximately 15% in workforce during the first quarter of 2012.

FINANCING

Tyree maintains a $15,000,000 revolving credit agreement with its Parent Amincor which expires on January 17, 2013. Borrowings under this agreement are limited to 70% of eligible accounts receivable and the lesser of 50% of eligible inventory or $4,000,000. The balances outstanding under this agreement were $4,838,338 and $5,092,618 as of June 30, 2012 and 2011, respectively. Borrowings under this agreement are collateralized by a first lien security interest in all tangible and intangible assets owned by Tyree. Availability of funding from Amincor is dependent on Amincor's liquidity. The annual interest rate charged on this loan was approximately 5% for the six months ending June 30, 2012 and 2011.

We believe that the existing credit facility is sufficient to support the existing business volume of Tyree, but growth will be difficult to attain until either new working capital is earned through profitable operations or new equity is invested into Tyree to facilitate organic and acquisition based growth. The existing credit facility expires on January 17, 2013, which will require management to put in place a new agreement during 2012.

LIQUIDITY

Tyree incurred net losses of $2,336,967 and $1,320,226 for the six months ended June 30, 2012 and 2011, respectively. Weather related problems during the first quarter of 2011, coupled with Tyree's largest customer filing bankruptcy in December 2011, as noted above, produced large write-offs of receivables and reductions in revenues which resulted in corporate cash demands well in excess of receipts from revenues, thus stressing the available funding on the existing credit facility. In the fourth quarter of 2011, management responded with a plan to term out all current vendors. Much was accomplished during 2011 with $1.9 million of accounts payable converted to long and short term debt. Most of the remaining vendors have agreed to term notes early in 2012, thus addressing the cash shortfall produced in 2011. In reaction to the GPMI Bankruptcy filing, management reduced employee headcount by an additional 33 full time employees, rescheduled accounts payable, reduced management's salaries and is negotiating to reduce its rent commitments. Management expects annualized realized savings to be approximately $2.8 million, as a result of these actions. In addition, Green Valley Oil, LLC ("Green Valley"), a sub tenant of GPMI went defunct in June 2012. Tyree was able to secure two new customers to replace the business of Green Valley, but the business was not replaced in its entirety. Management continues to analyze Tyree's overhead expenses and will continue to reduce it as it works to replace the business lost as a result of the GPMI bankruptcy filing.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

NET REVENUES

Net revenues for the six months ended June 30, 2012 totaled $18,125,487 as compared to $22,055,774 for the six months ended June 30, 2011, a decrease of $3,930,287 or approximately 17.8%. The decrease in revenues in 2012 can primarily be attributable to loss of revenues from GPMI due to its bankruptcy filing in December 2011. Revenues by operating division for the six months ended June 30, 2012 and June 30, 2011 were as follows:

Revenues
                                                      2012              2011
                                                  ------------      ------------
Service and Construction                          $ 11,884,201      $ 15,192,921
Environmental, Compliance and Engineering            6,046,977         6,610,044
Manufacturing / International                          194,309           252,809
                                                  ------------      ------------

Total                                             $ 18,125,487      $ 22,055,774
                                                  ============      ============

COST OF REVENUES

Cost of revenues for the six months ended June 30, 2012 totaled $14,042,862 or approximately 77.5% of net revenues as compared to $17,132,775, or 77.7% for the six months ended June 30, 2011. Cost of revenues as a percentage of net revenues was relatively unchanged between the two six month periods.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2012 totaled $6,189,233, or approximately 34.1% of net revenues compared to $5,960,950, or approximately 27.0% for the six months ended June 30, 2011. The increase in operating expenses as a percentage of net revenues in 2012 is attributed to additional severance costs from staff reductions as a result of GPMI's bankruptcy coupled by the sudden decrease in revenues also due to the GPMI bankruptcy.

LOSS FROM OPERATIONS

Loss from operations for the six months ended June 30, 2012 totaled $2,106,608, or approximately 11.6% of net revenues as compared to $1,037,951, or approximately 4.7% of net revenues for the six months ended June 30, 2011, an increase in loss from operations of $1,068,656. The increase in loss from operations was primarily due to the decrease in net revenues as previously discussed above.

OTHER EXPENSES

Other expenses for the six months ended June 30, 2012 totaled $230,360 or approximately 1.3% of net revenues as compared to other expenses of $282,275, or approximately 1.3% of net revenues for the six months ended June 30, 2011, an increase in other expenses of $51,915. The increase in other expenses during the six months ended June 30, 2012 was primarily due to an increase in interest expense due to a higher carrying balance on Tyree's line of credit borrowings.

NET LOSS

Net loss for the six months ended June 30, 2012 totaled $2,336,967 as compared to $1,320,226 for the six months ended June 30, 2011, an increase of $1,016,741. The increase in net loss was primarily due to the factors noted above.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011

NET REVENUES

Net revenues for the three months ended June 30, 2012 totaled $8,606,178 as compared to $11,612,549 for the three months ended June 30, 2011, a decrease of $3,006,371 or approximately 25.9%. The decrease in revenues in 2012 can primarily be attributable to loss of revenues from GPMI due to its bankruptcy filing in December 2011. Revenues by operating divisions for the three months ended June 30, 2012 and June 30, 2011 were as follows:

Revenues
                                                       2012             2011
                                                   ------------     ------------
Service and Construction                           $  5,488,633     $  7,878,382
Environmental, Compliance and Engineering             3,121,775        3,560,151
Manufacturing / International                            (4,230)         174,016
                                                   ------------     ------------

Total                                              $  8,606,178     $ 11,612,549
                                                   ============     ============

COST OF REVENUES

Cost of revenues for the three months ended June 30, 2012 totaled $6,641,645 or approximately 77.2% of net revenues as compared to $8,930,106, or 76.9% for the three months ended June 30, 2011. Cost of revenues as a percentage of net revenues was relatively unchanged between the two three month periods.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2012 totaled $2,837,604, or approximately 33.0% of net revenues compared to $2,611,900, or approximately 22.5% for the three months ended June 30, 2011, an increase of $225,704 or approximately 8.6%. The increase in operating expenses as a percentage of net revenues in 2012 is attributed to additional severance costs from staff reductions as a result of GPMI's bankruptcy coupled by the sudden decrease in revenues also due to the GPMI bankruptcy.

INCOME (LOSS) FROM OPERATIONS

Loss from operations for the three months ended June 30, 2012 totaled ($873,071), or approximately (10.1%) of net revenues as compared to income from operations of $70,543, or approximately 0.6% of net revenues for the three months ended June 30, 2011, an increase in loss from operations of $943,614. The increase in loss from operations was primarily due to the decrease in net revenues as previously discussed above.

OTHER EXPENSES

Other expenses for the three months ended June 30, 2012 totaled $118,122 or approximately 1.4% of net revenues as compared to other expenses of $202,299, or approximately 1.7% of net revenues for the three months ended June 30, 2011, a decrease in other expenses of $84,177 or approximately 41.6%. The decrease in other expenses during the three months ended June 30, 2012 was primarily due to reduced interest expense on borrowings from parent company.

NET LOSS

Net loss for the three months ended June 30, 2012 totaled $991,193 as compared to $131,756 for the three months ended June 30, 2011, an increase of $859,437. The increase in net loss was primarily due to the factors noted above.

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

Our management has not assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. Management understands that in making this assessment, it should use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Although an assessment using those criteria has not been performed, our management believes that the Company's internal control over financial reporting was not effective at June 30, 2012.

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

The Volkl license agreement was terminated in September 2011 and concurrently the Strategic Alliance Agreement with Samsung America CT, Inc. ("Samsung") was also terminated. Volkl is seeking a $400,000 royalty payment. ESI has commenced an action in New York State court against the various parties seeking damages for, including but not limited to infringement, improper use of company assets and breach of fiduciary duty.

On July 6, 2012, SFR Holdings, Ltd., Eden Rock Finance Master Limited, Eden Rock Asset Based Lending Master Ltd., Eden Rock Unleveraged Finance Master Limited, SHK Asset Backed Finance Limited, Cannonball Plus Fund Limited and Cannonball Stability Fund, LP (collectively, the "Plaintiffs") commenced an action in the Supreme Court of the State of New York County of New York against Amincor, Inc., Amincor Other Assets, Inc., their officers and directors, John R. Rice III, Joseph F. Ingrassia and Robert L. Olson and various other entities affiliated with or controlled directly or indirectly by John R. Rice III and Joseph F.
Ingrassia (collectively the "Defendants"). Plaintiffs allege that Defendants engaged in wrongful acts, including fraudulent inducement, fraud, breach of fiduciary duty, unjust enrichment, fraudulent conveyance and breach of contract. Plaintiffs are seeking compensatory damages in an amount in excess of $150,000 to be determined at trial.

Defendants believe that this lawsuit has no merit or basis and intend to vigorously defend it.

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

We are authorized to issue up to 22,000,000 shares of Class A voting common stock and 40,000,000 shares or Class B non-voting common stock and 3,000,000 shares of Preferred Stock. At present, there are 7,478,409 Class A common shares and 21,245,190 Class B common shares and 1,752,823 shares of Preferred Stock issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of Class A common stock without the consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their percentage of ownership in the future.

Moreover, the conversion of our Preferred shares after January 1, 2011 on the basis of ten Class B Common Shares for each Preferred Share would result in dilution to our current holders of common stock and once our common stock is trading could cause a significant decline in the market price for our common stock.

As of the date of this filing, there were 54 Class A stockholders of record, owning all of the 7,478,409 issued and outstanding shares of our Class A common stock; there were 88 institutional shareholders of record owning all of the 21,245,190 issued and outstanding shares of our Class B non-voting common stock and there were 35 institutional shareholders of record owning all of the 1,752,823 issued and outstanding shares of our Preferred Stock.

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

Amincor is currently seeking to raise funds sufficient to finance its ongoing operations. If the Company is unable to obtain such additional funding, it may not be able to continue as a going concern.

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

Aldi, Inc. accounted for a majority of BPI's revenue. Aldi, Inc. has notified BPI that effective October 31, 2012, Aldi, Inc. will be terminating BPI as a supplier. The known loss of Aldi, Inc. will have a materially adverse effect on

BPI's results of operations and financial condition If management is unable to replace this business, it will have a materially adverse effect on operations during the short-term until BPI's is able to generate replacement customers.

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

A POTENTIAL ENVIRONMENTAL HAZARD EXISTS ON BPI'S MT. PLEASANT STREET BAKERY, INC. PROPERTY.

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

Completion dates and performance standards may be important requirements to a client on a given project. If Tyree is unable to complete a project within specified deadlines or fails to meet performance criteria set forth by a client, additional costs may be incurred by Tyree or the client may hold Tyree responsible for costs they incur to rectify the problem. The uncertainty involved in the timing of certain projects could also negatively affect Tyree's staff utilization, causing a drop in efficiency and reduced profits.

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

ITEM 5. OTHER INFORMATION

On June 27, 2012, the Company issued 68,928 shares of Class B common shares as a correction of the amount of shares issued on the Company's Payment in Kind date. As a result, the amount of Class B shares outstanding as of December 31, 2011 and the weighted average shares outstanding for the six months ended June 30, 2012 have been restated.

On July 6, 2012, SFR Holdings, Ltd., Eden Rock Finance Master Limited, Eden Rock Asset Based Lending Master Ltd., Eden Rock Unleveraged Finance Master Limited, SHK Asset Backed Finance Limited, Cannonball Plus Fund Limited and Cannonball Stability Fund, LP (collectively, the "Plaintiffs") commenced an action in the Supreme Court of the State of New York County of New York against Amincor, Inc., Amincor Other Assets, Inc., their officers and directors, John R. Rice III, Joseph F. Ingrassia and Robert L. Olson and various other entities affiliated with or controlled directly or indirectly by John R. Rice III and Joseph F.
Ingrassia (collectively the "Defendants"). Plaintiffs allege that Defendants engaged in wrongful acts, including fraudulent inducement, fraud, breach of fiduciary duty, unjust enrichment, fraudulent conveyance and breach of contract. Plaintiffs are seeking compensatory damages in an amount in excess of $150,000 to be determined at trial.

Defendants believe that this lawsuit has no merit or basis and intend to vigorously defend it.

Baker's Pride, Inc. ("BPI") was advised verbally on July 12, 2012 and by written notice on July 16, 2012 that effective October 31, 2012, Aldi, Inc., BPI's most significant customer, will be terminating BPI as a supplier to Aldi, Inc. due to BPI's inability to meet certain pricing, cost and product offering needs.

BPI's management and sales team is actively seeking new customers to replace the Aldi, Inc. business.

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

                                            AMINCOR, INC.


Date: August 13, 2012                       By: /s/ John R. Rice, III
                                                --------------------------------
                                                John R. Rice, III,
                                                President


Date: August 13, 2012                       By: /s/ Robert L. Olson
                                                --------------------------------
                                                Robert L. Olson,
                                                Chief Financial Officer