Form 10-Q
period 2012-09-30
Amincor, Inc.
filed 2012-11-21
CIK 1167905

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended: September 30, 2012

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

Explanatory Note: Relying on the Securities and Exchange Commission's Order (Securities Exchange Act of 1934 Release No. 68224, November 14, 2012), Amincor, Inc. (the "Company") is filing this Form 10-Q for the three and nine months ended September 30, 2012 (the "Report") six days after the filing deadline. As a result of Hurricane Sandy, the Company's accountants as well as certain subsidiary companies had no electricity and were unavailable during such storm and the related aftermath. This limited ability to communicate with the Company's management for an extended period of time hindered the Company's ability to file the Report on a timely basis.

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated  filer [X]                         Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of September 30, 2012, there were 7,478,409 shares of Registrant's Class A Common Stock and 21,245,190 shares of Registrant's Class B Common Stock outstanding.

                                  AMINCOR, INC.
                               REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

                                    Contents

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................. 4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................29

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........50

Item 4.  Controls and Procedures..............................................50

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................53

Item 1A. Risk Factors.........................................................55

Item 5.  Other Information....................................................66

Item 6.  Exhibits.............................................................66

SIGNATURES....................................................................67

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

                       WHERE YOU CAN FIND MORE INFORMATION

We are required to file quarterly and annual reports and other information with the United States Securities and Exchange Commission ("SEC"). You may read and copy this information, for a copying fee, at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at
1-800-SEC-0330 for more information on its Public Reference Room. Our SEC filings will also be available to the public from commercial document retrieval services, and at the Web site maintained by the SEC at http://www.sec.gov.

Our Company website is located at http://www.amincorinc.com.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            Amincor, Inc. and Subsidiaries
                        Consolidated Condensed Balance Sheets

                                                                     September 30,          December 31,
                                                                         2012                   2011
                                                                     ------------           ------------
                                                                      (unaudited)            (audited)
                                                                                           (as restated)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                               $     33,243           $  1,286,240
  Accounts receivable, net of allowance of $1,906,784
   and $1,903,626 in 2012 and 2011, respectively                        8,653,925              8,005,935
  Inventories, net                                                      4,137,145              4,473,245
  Costs and estimated earnings in excess of billings
   on uncompleted contracts                                             1,081,830                381,931
  Prepaid expenses and other current assets                               706,576                936,027
  Current assets - discontinued operations                                435,809                  5,217
                                                                     ------------           ------------
      Total current assets                                             15,048,528             15,088,595
                                                                     ------------           ------------

PROPERTY AND EQUIPMENT, NET                                            14,310,011             11,633,966
PROPERTY AND EQUIPMENT, NET - DISCONTINUED OPERATIONS                          --                598,106
                                                                     ------------           ------------
      Total property and equipment, net                                14,310,011             12,232,072
                                                                     ------------           ------------
OTHER ASSETS:
  Mortgages receivable, net                                             6,000,000              6,000,000
  Goodwill                                                              8,111,488             15,882,388
  Other intangible assets, net                                          3,717,685              9,742,458
  Other assets                                                            121,757                513,305
  Assets held for sale                                                  2,667,433              2,667,433
  Other assets - discontinued operations                                       --                 75,000
                                                                     ------------           ------------
      Total other assets                                               20,618,363             34,880,584
                                                                     ------------           ------------

      Total assets                                                   $ 49,976,902           $ 62,201,251
                                                                     ============           ============

                            Amincor, Inc. and Subsidiaries
                        Consolidated Condensed Balance Sheets

                                                                     September 30,          December 31,
                                                                         2012                   2011
                                                                     ------------           ------------
                                                                      (unaudited)            (audited)
                                                                                           (as restated)
                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                   $ 12,587,531           $ 10,206,720
  Assumed liabilities - current portion                                 1,980,909              2,088,899
  Accrued expenses and other current liabilities                        2,076,218              2,765,709
  Loans payable to related party - current portion                      1,843,201                838,485
  Notes payable - current portion                                       5,170,112              1,846,565
  Capital lease obligations - current portion                             297,875                220,274
  Billings in excess of costs and estimated earnings on
   uncompleted contracts                                                1,310,231              1,105,741
  Deferred revenue                                                        655,239                666,558
  Current liabilities - discontinued operations                         4,360,985              4,569,594
                                                                     ------------           ------------
     Total current liabilities                                         30,282,301             24,308,545
                                                                     ------------           ------------
LONG-TERM LIABILITIES:
  Assumed liabilities - net of current portion                            190,247                190,997
  Capital lease obligations - net of current portion                      563,307                543,617
  Loans payable to related party - net of current portion                 843,089                894,837
  Notes payable - net of current portion                                2,104,017              1,800,371
  Other long-term liabilities                                              18,313                 18,313
                                                                     ------------           ------------
      Total long-term liabilities                                       3,718,973              3,448,135
                                                                     ------------           ------------

      Total liabilities                                                34,001,274             27,756,680
                                                                     ------------           ------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:

AMINCOR SHAREHOLDERS' EQUITY:
  Convertible preferred stock, $0.001 par value per share;
   3,000,000 authorized, 1,752,823 issued and outstanding                   1,753                  1,753
  Common stock - class A; $0.001 par value;
   22,000,000 authorized, 7,478,409 issued and oustanding                   7,478                  7,478
  Common stock - class B; $0.001 par value;
   40,000,000 authorized, 21,245,190 issued and outstanding                21,245                 21,245
  Additional paid-in capital                                           87,306,265             87,025,332
  Accumulated deficit                                                 (68,636,105)           (50,038,363)
                                                                     ------------           ------------
      Total Amincor shareholders' equity                               18,700,636             37,017,445
                                                                     ------------           ------------

NONCONTROLLING INTEREST EQUITY                                         (2,725,008)            (2,572,874)
                                                                     ------------           ------------
      Total equity                                                     15,975,628             34,444,571
                                                                     ------------           ------------

      Total liabilities and shareholders' equity                     $ 49,976,902           $ 62,201,251
                                                                     ============           ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements

                         Amincor, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations
                  Nine Months Ended September 30, 2012 and 2011
                                   (Unaudited)

                                                            Three Months Ended September 30,     Nine Months Ended September 30,
                                                            --------------------------------     -------------------------------
                                                                 2012             2011               2012              2011
                                                             ------------     ------------       ------------      ------------
Net revenues                                                 $ 14,313,167     $ 15,072,730       $ 41,269,430      $ 44,906,813

COST OF REVENUES                                               11,236,270       12,574,106         31,885,737        35,121,318
                                                             ------------     ------------       ------------      ------------

Gross profit                                                    3,076,897        2,498,624          9,383,693         9,785,495

SELLING, GENERAL AND ADMINISTRATIVE                             4,249,963        2,933,026         14,992,687        13,010,971
                                                             ------------     ------------       ------------      ------------

Loss from operations                                           (1,173,066)        (434,402)        (5,608,994)       (3,225,476)
                                                             ------------     ------------       ------------      ------------
OTHER EXPENSES (INCOME):
  Interest expense, net                                           216,586          188,637            533,644           487,277
  Other income                                                     13,199          104,363           (179,823)           10,951
  Impairment of goodwill and intangible assets                 12,583,396               --         12,583,396                --
                                                             ------------     ------------       ------------      ------------

      Total other expenses                                     12,813,181          293,000         12,937,217           498,228
                                                             ------------     ------------       ------------      ------------

Loss before provision for income taxes                        (13,986,247)        (727,402)       (18,546,211)       (3,723,704)

Provision for income taxes                                             --               --                 --                --
                                                             ------------     ------------       ------------      ------------

Net loss from continuing operations                           (13,986,247)        (727,402)       (18,546,211)       (3,723,704)
                                                             ------------     ------------       ------------      ------------

Loss from discontinued operations                                  (9,093)      (1,246,255)          (203,665)       (6,029,093)

      Net loss                                                (13,995,340)      (1,973,657)       (18,749,876)       (9,752,797)
                                                             ------------     ------------       ------------      ------------

      Net loss attributable to non-controlling interests          (40,028)        (303,807)          (152,134)         (480,985)
                                                             ------------     ------------       ------------      ------------

      Net loss attributable to Amincor stockholders          $(13,955,312)    $ (1,669,850)      $(18,597,742)     $ (9,271,812)
                                                             ============     ============       ============      ============
NET LOSS PER SHARE FROM CONTINUING OPERATIONS -
BASIC AND DILUTED:
  Net loss from continuing operations attributable to
   Amincor stockholders                                      $      (0.49)    $      (0.03)      $      (0.65)     $      (0.13)
                                                             ============     ============       ============      ============

  Weighted average shares outstanding - basic and diluted      28,723,599       28,723,599         28,723,599        28,723,599
                                                             ============     ============       ============      ============

NET LOSS PER SHARE ATTRIBUTABLE TO AMINCOR STOCKHOLDERS -
BASIC AND DILUTED:
  Net loss attributable to Amincor stockholders              $      (0.49)    $      (0.06)      $      (0.65)     $      (0.32)
                                                             ============     ============       ============      ============

  Weighted average shares outstanding - basic and diluted      28,723,599       28,723,599         28,723,599        28,723,599
                                                             ============     ============       ============      ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements

                         Amincor, Inc. and Subsidiaries
       Consolidated Condensed Statement of Changes in Shareholders' Equity
                  Nine Months Ended September 30, 2012 and 2011

                                                                                Amincor, Inc. and Subsidiaries
                                                          ---------------------------------------------------------------------
                                                              Convertible             Common Stock -           Common Stock -
                                                            Preferred Stock              Class A                  Class B
                                                          ------------------       ------------------       -------------------
                                                          Shares      Amount       Shares      Amount       Shares       Amount
                                                          ------      ------       ------      ------       ------       ------
Balance at December 31, 2010 (as restated) (audited)    1,752,823    $ 1,753     7,478,409    $ 7,478     21,245,190    $ 21,245
                                                        =========    =======     =========    =======     ==========    ========

Share based compensation                                       --         --            --         --             --          --

Net loss                                                       --         --            --         --             --          --
                                                        ---------    -------     ---------    -------     ----------    --------

Balance at September 30 , 2011 (unaudited)              1,752,823    $ 1,753     7,478,409    $ 7,478     21,245,190    $ 21,245
                                                        =========    =======     =========    =======     ==========    ========

Balance at December 31, 2011 (as restated) (audited)    1,753,823    $ 1,753     7,478,409    $ 7,478     21,245,190    $ 21,245
                                                        =========    =======     =========    =======     ==========    ========

Share based compensation                                       --         --            --         --             --          --

Net loss                                                       --         --            --         --             --          --
                                                        ---------    -------     ---------    -------     ----------    --------

Balance at September 30, 2012 (unaudited)               1,753,823    $ 1,753     7,478,409    $ 7,478     21,245,190    $ 21,245
                                                        =========    =======     =========    =======     ==========    ========

                                                        Amincor, Inc. and Subsidiaries
                                                        ------------------------------
                                                          Additional
                                                           Paid-in       Accumulated     Non-controlling       Total
                                                           Capital         Deficit          Interest           Equity
                                                           -------         -------          --------           ------

Balance at December 31, 2010 (as restated) (audited)     $86,465,332     $(28,075,512)     $(1,476,524)     $ 56,943,772
                                                         ===========     ============      ===========      ============

Share based compensation                                     356,946               --               --           356,946

Net loss                                                          --       (9,271,812)        (480,985)       (9,752,797)
                                                         -----------     ------------      -----------      ------------

Balance at September 30 , 2011 (unaudited)               $86,822,278     $(37,347,324)     $(1,957,509)     $ 47,547,921
                                                         ===========     ============      ===========      ============

Balance at December 31, 2011 (as restated) (audited)     $87,025,332     $(50,038,363)     $(2,572,874)     $ 34,444,571
                                                         ===========     ============      ===========      ============

Share based compensation                                     280,933               --               --           280,933

Net loss                                                          --      (18,597,742)        (152,134)      (18,749,876)
                                                         -----------     ------------      -----------      ------------

Balance at September 30, 2012 (unaudited)                $87,306,265     $(68,636,105)     $(2,725,008)     $ 15,975,628
                                                         ===========     ============      ===========      ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements

                         Amincor, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                  Nine Months Ended September 30, 2012 and 2011
                                   (Unaudited)

                                                                                    2012                   2011
                                                                                ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                                           $(18,546,211)          $ (3,723,704)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization of property and equipment                       1,115,700              1,523,549
     Amortization of intangible assets                                             1,212,277              1,427,802
     Amortization of deferred financing costs                                        117,369                117,369
     Impairment of goodwill and intangible assets                                 12,583,396                     --
     Stock based compensation                                                        280,933                356,947
     Gain on sale of equipment                                                       (97,126)               (73,689)
     Provision for (recovery of) doubtful accounts                                     3,159                 (8,600)
  Changes in assets and liabilities:
     Accounts receivable                                                            (651,149)            (1,740,797)
     Inventories                                                                     336,100             (1,178,526)
     Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                      (699,899)              (674,945)
     Prepaid expenses and other current assets                                       827,838               (140,446)
     Other assets                                                                    274,179               (191,944)
     Accounts payable                                                              3,929,466              2,308,909
     Accrued expenses and other current liabilities                                 (689,491)              (642,719)
     Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                       204,490              1,627,690
     Deferred revenue                                                                (11,319)                    --
                                                                                ------------           ------------
NET CASH PROVIDED BY (USED IN) OPERATIONS - CONTINUING OPERATIONS                    189,712             (1,013,104)
                                                                                ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                             (3,131,651)              (174,554)
  Proceeds from sale of equipment                                                     97,126                113,220
                                                                                ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES - CONTINUING OPERATIONS                     (3,034,525)               (61,334)
                                                                                ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (repayments to) related parties                                  952,968             (1,542,700)
  Principal payments of capital lease obligations                                   (157,197)              (103,954)
  (Borrowings from) repayments of notes payable                                   (1,463,425)               238,646
  Borrowings from notes payable                                                    2,537,970                     --
  Payments of assumed liabilities                                                   (108,740)              (791,039)
                                                                                ------------           ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES - CONTINUING OPERATIONS        1,761,576             (2,199,047)
                                                                                ------------           ------------
Net cash used in operating activities - discontinued operations                     (169,760)            (2,356,364)
Net cash provided by investing activities - discontinued operations                       --              3,845,000
Net cash used in financing activities - discontinued operations                           --               (179,965)
                                                                                ------------           ------------

Decrease in cash                                                                  (1,252,997)            (1,964,814)

Cash, beginning of period                                                          1,286,240              2,607,325
                                                                                ------------           ------------
Cash, end of period                                                             $     33,243           $    642,511
                                                                                ============           ============
Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest                                                                      $     98,956           $    172,348
                                                                                ============           ============
  Income taxes                                                                  $     80,082           $     14,700
                                                                                ============           ============
Non-cash investing and financing activities:
  Financing of insurance policy by note payable                                 $  1,003,993           $         --
                                                                                ============           ============
  Conversion of accounts payable to term notes payable                          $  1,548,655           $         --
                                                                                ============           ============
  Acquisition of equipment by capital leases and notes payable                  $    254,488           $    203,191
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

As of September 30, 2012, the following are operating subsidiaries of Amincor:

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

OTHER ASSETS

Other  Assets  was  incorporated  to  hold  real  estate,   equipment  and  loan
receivables. As of September 30, 2012, all of Other Assets' real estate and equipment are classified as held for sale.

CONTRACT ADMIN

Contract Admin was incorporated to manage contracts which were entered into by Amincor but performed by Tyree.

DISCONTINUED OPERATIONS

During the year ended December 31, 2011, Amincor adopted a plan to discontinue the operations of the following entities within twelve months:

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the periods presented have been reflected as required by Regulation S-X. The results of operations for the interim period presented is not necessarily indicative of the results of operations to be expected for the year. These consolidated condensed financial statements should be read in conjunction with Amincor's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 which includes the audited consolidated or combined financial statements for the three years ended December 31, 2011.

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

TYREE

Maintenance and repair services for several retail petroleum customers are performed under multi-year, unit price contracts ("Tyree Contracts"). Under these agreements, the customer pays a set price per contracted retail location per month and Tyree provides a defined scope of maintenance and repair services at these locations on an on-call or as scheduled basis. Revenue earned under Tyree Contracts is recognized each month at the prevailing per location unit price. Revenue from other maintenance and repair services is recognized as these services are rendered.

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

MORTGAGES RECEIVABLE

The mortgages receivable consist of commercial loans collateralized by property in Pelham Manor, New York. The loans were non-performing and property was in foreclosure as of September 30, 2012. The value of the mortgages is based on the fair value of the collateral.

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

On July 16, 2012, BPI was notified that Aldi, Inc. ("Aldi"), BPI's primary customer would be terminating its contract with the Company as of the end of October 2012 due to BPI's inability to meet certain pricing, cost and product offering needs. Consequently, BPI performed an impairment study and concluded that BPI's goodwill and intangible assets were fully impaired, due to the loss of this customer.

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

3. DISCONTINUED OPERATIONS

Effective June 30, 2011 the Company discontinued the operations of Masonry and Tulare Holdings, Inc., and effective September 30, 2011 the Company discontinued the operations of Epic Sports International, Inc. As a result, losses from Masonry, Tulare and ESI are included in the loss from discontinued operations in the accompanying consolidated condensed financial statements for the three and nine months ended September 30, 2012 and 2011, respectively. Assets and liabilities related to discontinued operations are presented separately on the condensed balance sheets as of September 30, 2012 and December 31, 2011. Changes in net cash from discontinued operations are presented in the accompanying condensed statements of cash flows for the nine months ended September 30, 2012 and 2011, respectively. All prior period information has been reclassified to conform to the current period presentation.

The following amounts related to Masonry, Tulare and ESI have been segregated from continuing operations and reported as discontinued operations:

                                               Three Months Ended September 30,     Nine Months Ended September 30,
                                               --------------------------------     -------------------------------
                                                    2012              2011              2012               2011
                                                ------------      ------------      ------------       ------------
Results From Discontinued Operations:
  Net revenues from discontinued operations     $         --      $     28,321      $      1,983       $  4,600,040
                                                ============      ============      ============       ============
  Loss from discontinued operations             $     (9,093)     $ (1,246,255)     $   (203,665)      $ (6,029,093)
                                                ============      ============      ============       ============

The following is a summary of the assets and liabilities of the discontinued operations, excluding assets held for sale (which is recorded separately on the consolidated condensed balance sheets).

                                                  September 30,           December 31,
                                                      2012                   2011
                                                  ------------           ------------
Accounts receivable                               $      2,612           $         --
Prepaid expenses and other current assets              433,197                  5,217
Property, plant and equipment, net                          --                598,106
Other assets                                                --                 75,000
                                                  ------------           ------------
Total assets                                      $    435,809           $    678,323
                                                  ============           ============

Accounts payable                                  $  3,477,372           $  3,661,771
Accrued expenses and other current liabilities         883,613                907,823
                                                  ------------           ------------
Total Liabilities                                 $  4,360,985           $  4,569,594
                                                  ============           ============
Net Liabilities                                   $ (3,925,176)          $ (3,891,271)
                                                  ============           ============

The Company continues to provide administrative services for the discontinued operations until the liquidation of these assets is completed.

4. INVENTORIES

Inventories consist of:

     *    Construction and service maintenance parts
     *    Baking ingredients
     *    Finished bakery goods

A summary of inventory as of September 30, 2012 and December 31, 2011 is below:

                                               September 30,        December 31,
                                                   2012                2011
                                                ----------          ----------
Raw materials                                   $3,810,499          $4,321,380
Ingredients                                        639,477             637,153
Finished goods                                     234,040              91,405
                                                ----------          ----------
                                                 4,684,016           5,049,938
Inventory reserves                                 546,871             576,693
                                                ----------          ----------
Inventories, net                                $4,137,145          $4,473,245
                                                ==========          ==========

5. PROPERTY AND EQUIPMENT

As of September 30, 2012 and December 31, 2011 property and equipment from continuing operations consisted of the following:

                                        Useful Lives       September 30,       December 31,
                                          (Years)              2012               2011
                                        ------------       ------------       ------------
Land                                        n/a            $    430,000       $    430,000
Machinery and equipment                    2-10              16,082,707         12,840,288
Furniture and fixtures                     5-10                 123,403            110,439
Building and leasehold improvements          10               3,362,068          3,226,010
Computer equipment and software             5-7                 909,997            804,010
Construction in progress                    n/a                  14,801             14,801
Vehicles                                   3-10                 334,415            212,093
                                                           ------------       ------------
                                                             21,257,391         17,637,641
Less accumulated depreciation                                 6,947,380          6,003,675
                                                           ------------       ------------
                                                           $ 14,310,011       $ 11,633,966
                                                           ============       ============

Total depreciation expense related to continuing operations for nine months ended September 30, 2012 and 2011 was $1,115,700 and $1,523,549, respectively.

6.  GOODWILL AND INTANGIBLE ASSETS

On July 16, 2012, BPI was notified that Aldi, BPI's primary customer would be terminating its contract with the Company as of the end of October 2012 due to BPI's inability to meet certain pricing, cost and product offering needs. As such, BPI performed an impairment study and concluded that BPI's goodwill and intangible assets were fully impaired. The Company recorded an impairment expense of $7,770,900 and $4,812,496 for BPI's goodwill and intangible assets (customer relationships), respectively, in the third quarter of 2012.

Goodwill of $8,111,488 and $15,882,388 at September 30, 2012 and December 31, 2011, respectively, and licenses and permits (an intangible asset) of $3,430,400 at September 30, 2012 and December 31, 2011, have indefinite useful lives and are not being amortized but tested for impairment annually or whenever an event occurs that may indicate a significant decrease in the market value of the assets has taken place.

Intangible assets with finite useful lives are amortized on a straight-line basis over the useful lives of the assets. Intangible assets consist of the following at September 30, 2012 and December 31, 2011:

                                                Esimated
                                              Useful Lives    September 30,      December 31,
                                                (Years)           2012              2011
                                              ------------    ------------      ------------
Intangible assets subject to amortization
Customer relationships                           5-10         $ 1,327,700       $ 8,976,700
Non-competition agreements                          5           5,886,300         5,886,300
                                                              -----------       -----------
                                                                7,214,000        14,863,000
Less accumulated amortization                                   6,926,715         8,550,942
                                                              -----------       -----------
Intangible assets subject to amortization, net                    287,285         6,312,058
Intangible assets not subject to amortization
Licenses and permits                                            3,430,400         3,430,400
                                                              -----------       -----------
Intangible assets, net                                        $ 3,717,685       $ 9,742,458
                                                              ===========       ===========

The above licenses and permits have renewal provisions which are generally one to four years. At September 30, 2012, the weighted-average period to the next renewal was ten months. The costs of renewal are nominal and are expensed when incurred. The Company intends to renew all licenses and permits currently held.

Amortization expense related to continuing operations for the nine months ended September 30, 2012 and 2011 was $1,212,277 and $1,427,802, respectively.

7. LONG-TERM DEBT

Long-term debt consists of the following at September 30, 2012 and December 31 2011:

                                                                September 30,          December 31,
                                                                    2012                  2011
                                                                 ----------            ----------
Equipment loans payable,  collateralized  by the assets
purchased,  and bearing  interest at annual fixed rates
ranging  from  8.0% to 15.0%  as of June  30,  2011 and
December 31, 2010, with principal and interest  payable
in installments through July 2014                                $  696,449            $  820,251

Promissory notes payable, with zero interest to current
accounts payable vendors.  Payment terms are from 12 to
36 months                                                         2,956,007             1,956,067

Promissory  notes payable,  with accrued  interest,  to
three former  stockholders  of a  predecessor  company.
These notes are  unsecured and are  subordinate  to the
Company's senior debt. The notes mature on December 31,
2012 and bear interest at an annual rate of 6.0%                    500,000               500,000

Note payable to a commercial  bank.  Payable in monthly
installments   of  principal  and  interest  of  $6,198
through March 2015. The annual interest rate is 7.25%
Note payable for commercial insurance premium financing
with a  finance  company,  bearing  interest  at 2.45%,
secured by all sums  payable to the  insured  under the
policy. The note matures November 30, 2012.                         246,594               370,618

Bridge loan with a commercial bank,  collateralized  by
property,  plant and  equipment  in  addition to assets
purchased, and bearing interest at 2.75% above the U.S.
Prime  Rate with a floor of 5.0% and a ceiling of 7.0%.
The loan matures on May 31, 2013                                    337,109                    --

Total                                                             2,537,970                    --

Less current portion                                              7,274,129             3,646,936

Long-term portion                                                 5,170,112             1,846,565
                                                                 ----------            ----------
                                                                 $2,104,017            $1,800,371
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

Loans from a related party consist of the following at September 30, 2012 and December 31, 2011:

                                                                September 30,          December 31,
                                                                    2012                  2011
                                                                 ----------            ----------
Loan  and  security  agreement  with  Capstone  Capital
Group,  LLC which  expires on November 1, 2013  bearing
interest  at  18%  per  annum.   Maximum  borrowing  of
$1,000,000                                                       $1,001,346            $  338,908

Loan  and  security  agreement  with  Capstone  Capital
Group,  LLC  which  expires  on May  15,  2015  bearing
interest  at  18%  per  annum.   Maximum  borrowing  of
$1,000,000                                                          841,855               499,577
                                                                 ----------            ----------
Total loans and amounts payable to related parties               $1,843,201            $  838,485
                                                                 ==========            ==========

Interest expense for these loans amounted to $258,150 and $132,711 for the nine months ended September 30, 2012 and 2011, respectively.

9. CORRECTION OF SHARES OF COMMON STOCK ISSUED

On June 27, 2012, the Company issued 68,928 shares of Class B common shares as a correction of the amount of shares issued on the Company's Payment in Kind date of December 31, 2009. Management discovered a calculation error and these additional Class B common shares were issued to accurately represent the number of shares owned by the shareholder. As a result, the amount of Class B shares outstanding as of December 31, 2011 and the weighted average shares outstanding for the nine months ended September 30, 2011 have been restated. This correction is de minimus and had no discernible effect on previously reported loss per share.

10. OPERATING SEGMENTS

The Company is organized into seven operating segments: (1) Amincor, (2) Other Assets, (3) Contract Admin, (4) BPI, (5) EQS, (6) AWWT, and (7) Tyree. Assets related to discontinued operations ("Disc. Ops") are also presented below. Segment information is as follows:

                                             September 30,          December 31,
                                                 2012                  2011
                                             ------------          ------------
TOTAL ASSETS:
  Amincor                                    $    116,225          $    536,061
  Other Assets                                  8,667,434             8,667,433
  Contract Admin                                       --                    --
  BPI                                          14,239,047            24,851,264
  EQS                                           1,235,371             1,298,597
  Tyree                                        25,282,018            26,169,574
  AWWT                                                998
  Disc. Ops                                       435,809               678,322
                                             ------------          ------------
Total assets                                 $ 49,976,902          $ 62,201,251
                                             ============          ============

                                             September 30,          December 31,
                                                 2012                  2011
                                             ------------          ------------
TOTAL GOODWILL:
  Amincor                                    $         --          $         --
  Other Assets                                         --                    --
  Contract Admin                                       --                    --
  BPI                                                  --             7,770,900
  EQS                                             535,988               535,988
  AWWT                                                 --                    --
  Tyree                                         7,575,500             7,575,500
                                             ------------          ------------
Total goodwill                               $  8,111,488          $ 15,882,388
                                             ============          ============

                                             September 30,          December 31,
                                                 2012                  2011
                                             ------------          ------------
TOTAL INTANGIBLE ASSETS:
  Amincor                                    $         --          $         --
  Other Assets                                         --                    --
  Contract Admin                                       --                    --
  BPI                                                  --             5,194,946
  EQS                                             135,000               135,000
  AWWT                                                 --                    --
  Tyree                                         3,582,685             4,412,512
                                             ------------          ------------
Total intangible assets                      $  3,717,685          $  9,742,458
                                             ============          ============

                                                   Three Months Ended September 30,     Nine Months Ended September 30,
                                                   --------------------------------     -------------------------------
                                                       2012              2011               2012              2011
                                                   ------------      ------------       ------------      ------------
NET REVENUES:
  Amincor                                          $         --      $         --       $         --      $         --
  Other Assets                                               --                --                 --                --
  Contract Admin                                             --                --                 --                --
  BPI                                                 3,977,989         3,968,096         12,349,973        11,228,743
  EQS                                                   165,408           260,839            620,950           778,501
  AWWT                                                      686                --              3,936                --
  Tyree                                              10,169,084        10,843,795         28,294,571        32,899,569
                                                   ------------      ------------       ------------      ------------
Net revenues                                       $ 14,313,167      $ 15,072,730       $ 41,269,430      $ 44,906,813
                                                   ============      ============       ============      ============

                                                   Three Months Ended September 30,     Nine Months Ended September 30,
                                                   --------------------------------     -------------------------------
                                                       2012              2011               2012              2011
                                                   ------------      ------------       ------------      ------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES:
  Amincor                                          $    548,241      $  1,228,372       $    440,204      $   (768,136)
  Other Assets                                           26,743          (244,433)           (29,656)          443,169
  Contract Admin                                             --                --               (592)              395
  BPI                                               (13,709,169)         (245,313)       (15,420,252)         (403,893)
  EQS                                                     5,913          (187,888)          (340,640)         (396,873)
  AWWT                                                   (8,991)               --             (9,323)               --
  Tyree                                                (848,984)       (1,278,140)        (3,185,952)       (2,598,366)
                                                   ------------      ------------       ------------      ------------
Income (loss) before Provision for Income Taxes    $(13,986,247)     $   (727,402)      $(18,546,211)     $ (3,723,704)
                                                   ============      ============       ============      ============

                                                   Three Months Ended September 30,     Nine Months Ended September 30,
                                                   --------------------------------     -------------------------------
                                                       2012              2011               2012              2011
                                                   ------------      ------------       ------------      ------------
DEPRECIATION OF PROPERTY AND EQUIPMENT:
  Amincor                                          $         --      $         --       $         --      $         --
  Other Assets                                               --           250,021                 --           750,063
  Contract Admin                                             --                --                 --                --
  BPI                                                   213,742             2,755            628,043             5,896
  EQS                                                    22,915            25,643             68,574            76,390
  AWWT                                                       --                --                 --                --
  Tyree                                                 139,056           215,502            419,083           691,200
                                                   ------------      ------------       ------------      ------------
Total depreciation of property and equipment       $    375,713      $    493,921       $  1,115,700      $  1,523,549
                                                   ============      ============       ============      ============

                                                   Three Months Ended September 30,     Nine Months Ended September 30,
                                                   --------------------------------     -------------------------------
                                                       2012              2011               2012              2011
                                                   ------------      ------------       ------------      ------------
AMORTIZATION OF INTANGIBLE ASSETS:
  Amincor                                          $         --      $         --       $         --      $         --
  Other Assets                                               --                --                 --                --
  Contract Admin                                             --                --                 --                --
  BPI                                                        --           191,225            382,450           573,675
  EQS                                                        --             8,100                 --            24,300
  AWWT                                                       --                --                 --
  Tyree                                                 276,609           276,609            829,827           829,827
                                                   ------------      ------------       ------------      ------------
Total amortization of intangible assets            $    276,609      $    475,934       $  1,212,277      $  1,427,802
                                                   ============      ============       ============      ============

                                                   Three Months Ended September 30,     Nine Months Ended September 30,
                                                   --------------------------------     -------------------------------
                                                       2012              2011               2012              2011
                                                   ------------      ------------       ------------      ------------
INTEREST (INCOME) EXPENSE:
  Amincor                                          $    (94,385)     $    (64,927)      $   (262,521)     $   (205,556)
  Other Assets                                           (7,068)               --            (20,941)
  Contract Admin                                             --                --
  BPI                                                   153,520            66,261            381,657           197,430
  EQS                                                    21,720            31,810             61,577            44,382
  AWWT                                                       59                --                 61
  Tyree                                                 142,740           155,493            373,811           451,021
                                                   ------------      ------------       ------------      ------------
Total interest expense, net                        $    216,586      $    188,637       $    533,644      $    487,277
                                                   ============      ============       ============      ============

11. CONTINGENCIES

BPI

In order to secure Baker's Pride's USDA loan, BPI had a Phase I environmental site assessment done on the property where the Mt. Pleasant Street Bakery, Inc. resides (the "Property") as required by BPI's prospective lender. The study, completed on October 7, 2011, recommended a Phase II environmental site assessment on the grounds that there were underground storage tanks on the premises that did not have any record of being removed in addition to showing an environmental hazard on property adjacent to the Mt. Pleasant Street Bakery caused by the operations of the adjacent property owners. The Phase II environmental site assessment was completed on October 31, 2011 and was submitted to the Iowa Department of Natural Resources ("IDNR") for its review. IDNR requested a Tier 2 site cleanup report be issued and completed in order to better understand what environmental hazard exists on the Property. At this time, the potential liability is estimated to be approximately $115,000. The remediation work is 100% eligible for a refund from IDNR's Innocent Landowner Fund. A liability has been recorded on BPI's balance sheet for this amount and a corresponding asset was also recorded to reflect the future expense and refund to be incurred by BPI.

TYREE

On December 5, 2011, Tyree's largest customer, Getty Petroleum Marketing, Inc. ("GPMI") filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. As of that date, Tyree has a pre-petition receivable of $1,515,401.27. This pre-petition receivable has been fully reserved for in the Company's allowance for doubtful accounts. A Proof of Claim was filed with the Bankruptcy court on Tuesday, April 10, 2012.

On August 27, 2012, the United States Bankruptcy Court for the Southern District of New York confirmed GPMI's Chapter 11 plan of liquidation offered by its unsecured creditors committee, overruling the remaining objections. The plan provides for all of the debtors' property to be liquidated over time and for the proceeds to be allocated to creditors. Any assets not distributed by the effective date will be held by a liquidating trust and administered by a liquidation trustee, who will be responsible for liquidating assets, resolving disputed claims, making distributions, pursuing reserved causes of action and winding up GPMI's affairs. As an unsecured creditor, Tyree may never collect or may only collect a small percentage of the pre-petition amounts owed.

ESI

The Volkl license agreement was terminated in September 2011 and concurrently the Strategic Alliance Agreement with Samsung America CT, Inc. ("Samsung") was also terminated. In the year of the termination, the Volkl agreement provides for a minimum guaranteed royalty payment of (Euro) 400,000; which is (Euro) 200,000 in excess of the guaranteed minimum royalty. As of September 30, 2012, ESI has paid (Euro) 100,000 of the guaranteed minimum royalty and recorded an additional (Euro) 100,000 as an accrued liability. Management has initiated counterclaims against the various parties seeking damages for, including but not limited to infringement, improper use of company assets and breach of fiduciary duty. As of September 30, 2012, the disposal period as defined under the Strategic Alliance agreement has ended. Management does not believe additional liabilities resulting from terminating the strategic alliance agreement with Samsung are likely. Therefore, no additional amounts have been accrued in these financial statements as of September 30, 2012.

As of this Report, the case continues to be litigated and Management will update accordingly.

LEGAL PROCEEDINGS

AMINCOR

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

On September 28, 2012, Sean Frost ("Frost") filed a Complaint to Compel Arbitration Regarding Breach of Employment Contract and Related Breach of Labor Code Claims and For an Award of Compensatory Damages in the Superior Court of the State of California, County of San Diego against Epic Sports International Inc., Amincor, Inc. and Joseph Ingrassia (collectively, the "Defendants"). The first cause of action is a petition to compel arbitration for unpaid compensation and benefits pursuant to Frost's employment agreement. The second cause of action is for breach of contract for alleged non-payment of expenses, vacation days and assumption of certain debts. The third cause of action is for violation of the California Labor Code for failure to pay wages due and owing. Frost is seeking among other things, damages, attorneys' fees and costs and expenses. Defendants believe that this lawsuit has no merit or basis and intend to vigorously defend it.

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

12. LIQUIDITY MATTERS / GOING CONCERN

From 2008 through September 30, 2012, internally generated operating cash flows have been sufficient to meet the Company's business operating requirements. However, operating cash flows have not been sufficient to finance capital improvements or provide funds for the substantial marketing efforts necessary for growing the businesses. The Company's plan for improving future continuing operations has several different aspects as follows:

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

The Company has taken and will continue to take steps to increase revenues from continuing operations as outlined below:

     * Increasing its revenues from the Tyree's second largest customer, based on the improving relationship between Tyree and customer's management;
     * Obtaining new construction contracts based on aggressive bidding on jobs from new customers;
     *    Expanding services into new types of services for water purification;
     *    Expanding services provided to the existing customers;
     * Increasing customer orders is expected due to anticipated construction needs that have been deferred in the last several years due to the weak economy.

The Company has taken the following actions as follows:

     * Consolidate certain premises thereby reducing rents and is negotiated for reduced rents with landlords;
     * Sold equipment of IMSC (a discontinued entity) in February 2012 for $426,000;
     * Term out certain material payments to vendors to ease cash flow. The Company has spoken to major vendors concerning regarding payment terms;
     *    Sell its stock  publicly  and  attempt  to raise  public  and  private capital;
     * Hired a new sales executive with extensive food industry background to increase sales of existing and new products of the BPI;
     * Secured an interest only extension through April 2013 on BPI's bridge loan agreement for BPI (the "Bridge Loan") in August 2012 which has allowed BPI to purchase additional equipment to begin donut manufacturing operations.
     * Reduced management salaries at the corporate and subsidiary level of the Company to better align management's salaries with net revenues.

In addition, the Company intends to do the following:

     * Liquidate the property previously occupied by Tulare (a discontinued entity) in Lindsay, California for approximately $2 million;
     * Sell its property in Allentown, Pennsylvania for $640,000. There is a due diligence period of 60 days and closing 30 days following the completion of the due diligence period, which is January 5, 2013. The sale is contingent on $512,000 in mortgage financing. As of the date of this Report, the buyer, after conducting its due diligence, has sent notice of cancellation of the sale agreement. Management is in discussions as to the appropriate next steps for the sale of the property.

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

13. SUBSEQUENT EVENTS

BPI - ALDI TERMINATION OF ITS CONTRACT WITH BPI

Effective November 2, 2012, BPI has stopped production at the Jefferson Street facility due to BPI's primary customer, Aldi, terminating its contract with BPI. The contract termination has necessitated layoffs of production personnel and wage reductions of remaining personnel in order to minimize losses until production resumes at the Jefferson Street facility. As of the time of filing there are many ongoing discussions and opportunities for new business, however, BPI has not yet secured a significant contract with a new customer.

On November 30, 2012, BPI will be terminating the equipment and facility lease which allows for production at the South Street facility. It is management's intention to enter into a co-packing agreement for all of the products formerly produced internally with other bakeries in order to continue to provide the same product offerings without operating the facility. Management intends to move existing equipment owned but residing at its South Street facility and install it at the Mt. Pleasant Street facility. Management intends to return to its business plan of operating the South Street facility thereby reducing fixed overhead and variable costs by using cross trained personnel and providing its customer base the opportunity to purchase one or all three of its product types in less than trailer load quantities but obtain cost effective logistics through a combined load of all products offered by BPI.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

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

CONTRACT ADMIN

Amincor Contract Administrators, Inc. is a wholly owned subsidiary of Registrant formed to administer various contracts, related to certain assets held by Amincor Other Assets, Inc. and the subsidiary companies, including, but not limited to certain international service contracts of Tyree.

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

ADVANCED WASTE & WATER TECHNOLOGY, INC.

AWWT is a wholly owned subsidiary of Environmental Holding Corp. AWWT provides certain water remediation services in the northeast United States.

DISCONTINUED OPERATIONS

On June 30, 2011, management elected to discontinue the operations of Masonry Supply Holding Corp. ("Masonry" or "IMSC") and Tulare Holdings, Inc ("Tulare Holdings" or " Tulare"). On September 30, 2011, management elected to discontinue the operations of Epic Sports International, Inc. ("ESI").

In accordance with Generally Accepted Accounting Principles of the United States of America ("GAAP"), the combined results of Masonry, Tulare and ESI have been presented on our financial statements as discontinued operations. It is management's intention to complete the liquidation of Masonry, Tulare and ESI's assets within the next twelve months, if not sooner.

                          AMINCOR (CONSOLIDATED BASIS)

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2012, cash flows used in operating activities from continuing operations were $189,712. This was principally due to a net loss from continuing operations of $18,546,211 which was partially offset by an impairment of goodwill and intangible assets of approximately $12.6 million, an increase in accounts payable of approximately $3.9 million and add backs for depreciation and amortization of intangible assets of approximately $1.1 million and $1.2 million, respectively. The net loss from continuing operations is discussed in greater detail in the results from operations for the nine and three months ended September 30, 2012 and 2011 section of this MD&A.

For the nine months ended September 30, 2012, cash flows used in investing activities were $3,034,525 primarily due to the purchase of additional plant, machinery and equipment at Baker's Pride, Inc.'s subsidiary Mt. Pleasant Street Bakery, Inc.

For the nine months ended September 30, 2012, cash provided by financing activities was $1,761,576 primarily due to the financing of the aforementioned investing activities and the terming out of certain accounts payable vendors for Tyree.

For the nine months ended September 30, 2012, total cash used in discontinued operations was $169,760. Cash used in discontinued operations was primarily related to the winding down of entities classified as discontinued operations.

The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying consolidated condensed financial statements, we recorded a net loss from continuing operations of $18,546,211 for the nine months ended September 30, 2012. We had a working capital deficit of $15,233,773 and an accumulated deficit of $68,636,105. The results of the Company's cash flows from continuing operations for the nine months ended September 30, 2012 have been adversely impacted by the customer slowdown in infrastructure capital expenditures caused by the general downturn of the economic conditions and cash flow issues related to major customers. The Company has discontinued operations of IMSC, Tulare and ESI in 2011 which had significant negative impact on the Company's cash flows in 2011. The Company's primary focus is to achieve profitable operations and positive cash flow of its operations of its long established niche businesses - Tyree and Baker's Pride.

From 2008 through September 30, 2012, internally generated operating cash flows have been sufficient to meet the Company's business operating requirements. However, operating cash flows have not been sufficient to finance capital improvements or provide funds for the substantial marketing efforts necessary for growing the businesses. The Company's plan for improving future continuing operations has several different aspects as follows:

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

     *    Expanding services provided to the existing customers;
     * Increasing customer orders is expected due to anticipated construction needs that have been deferred in the last several years due to the weak economy.

The Company has taken the following actions as follows:

     * Consolidate certain premises thereby reducing rents and is negotiated for reduced rents with landlords;
     * Sold equipment of IMSC (a discontinued entity) in February 2012 for $426,000;
     * Term out certain material payments to vendors to ease cash flow. The Company has spoken to major vendors concerning regarding payment terms;
     *    Sell its stock  publicly  and  attempt  to raise  public  and  private capital;
     * Hired a new sales executive with extensive food industry background to increase sales of existing and new products of the BPI;
     * Secured an interest only extension through April 2013 on BPI's bridge loan agreement for BPI (the "Bridge Loan") in August 2012 which has allowed BPI to purchase additional equipment to begin donut manufacturing operations.
     * Reduced management salaries at the corporate and subsidiary level of the Company to better align management's salaries with net revenues.

In addition, the Company intends to do the following:

     * Liquidate the property previously occupied by Tulare (a discontinued entity) in Lindsay, California for approximately $2 million;
     * Sell its property in Allentown, Pennsylvania for $640,000. There is a due diligence period of 60 days and closing 30 days following the completion of the due diligence period, which is January 5, 2013. The sale is contingent on $512,000 in mortgage financing. As of the date of this Report, the buyer, after conducting its due diligence, has sent notice of cancellation of the sale agreement. Management is in discussions as to the appropriate next steps for the sale of the property.

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

CONTINGENT LIABILITIES:

ESI

The Volkl license agreement was terminated in September 2011 and concurrently the Strategic Alliance Agreement with Samsung America CT, Inc. ("Samsung") was also terminated. In the year of the termination, the Volkl agreement provides for a minimum guaranteed royalty payment of (Euro) 400,000; which is (Euro) 200,000 in excess of the guaranteed minimum royalty. As of September 30, 2012, ESI has paid (Euro) 100,000 of the guaranteed minimum royalty and recorded an additional (Euro) 100,000 as an accrued liability. Management has initiated counterclaims against the various parties seeking damages for, including but not limited to infringement, improper use of company assets and breach of fiduciary duty. As of September 30, 2012, the disposal period as defined under the Strategic Alliance agreement has ended. Management does not believe additional liabilities resulting from terminating the strategic alliance agreement with Samsung are likely. Therefore, no additional amounts have been accrued in these financial statements as of September 30, 2012.

As of this Report, the case continues to be litigated and Management will update accordingly.

TYREE

On December 5, 2011, Tyree's largest customer, Getty Petroleum Marketing, Inc. ("GPMI") filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. As of that date, Tyree has a pre-petition receivable of $1,515,401. This pre-petition receivable has been fully reserved for in the Company's allowance for doubtful accounts. A Proof of Claim was filed with the Bankruptcy court on Tuesday, April 10, 2012.

On August 27, 2012, the United States Bankruptcy Court for the Southern District of New York confirmed GPMI's Chapter 11 plan of liquidation offered by its unsecured creditors committee, overruling the remaining objections. The plan provides for all of the debtors' property to be liquidated over time and for the proceeds to be allocated to creditors. Any assets not distributed by the effective date will be held by a liquidating trust and administered by a liquidation trustee, who will be responsible for liquidating assets, resolving disputed claims, making distributions, pursuing reserved causes of action and winding up GPMI's affairs. As an unsecured creditor, Tyree may never collect or may only collect a small percentage of the pre-petition amounts owed

BPI

In order to secure Baker's Pride's USDA loan, BPI had a Phase I environmental site assessment done on the property where the Mt. Pleasant Street Bakery, Inc. resides (the "Property") as required by BPI's prospective lender. The study, completed on October 7, 2011, recommended a Phase II environmental site assessment on the grounds that there were underground storage tanks on the premises that did not have any record of being removed in addition to showing an environmental hazard on property adjacent to the Mt. Pleasant Street Bakery caused by the operations of the adjacent property owners. The Phase II environmental site assessment was completed on October 31, 2011 and was submitted to the Iowa Department of Natural Resources ("IDNR") for its review. IDNR requested a Tier 2 site cleanup report be issued and completed in order to better understand what environmental hazard exists on the Property. At this time, the potential liability is estimated to be approximately $115,000. The remediation work is 100% eligible for a refund from IDNR's Innocent Landowner Fund. A liability has been recorded on BPI's balance sheet for this amount and a corresponding asset was also recorded to reflect the future expense and refund to be incurred by BPI.

TULARE

The City of Lindsay, California has invoiced Tulare Frozen Foods, LCC ("TFF") $533,571 for outstanding delinquent amounts. A significant portion of the outstanding delinquent amounts are penalties, interest and fees that have accrued. A settlement proposal, whereby the City of Lindsay would retain TFF's $206,666 deposit as settlement and release in full of all outstanding obligations was sent to the City of Lindsay for review on March 29, 2012. As of the date of this filing, no settlement has been reached.

ASSETS HELD FOR SALE

The 360,000 square foot facility formerly operated by Allentown Metal Works, Inc. formerly operated has fallen into disrepair as a result of vandalism. The buildings on site are functionally obsolete and not suitable as a modern manufacturing facility. Any purchaser would have to raze the buildings on the 19 acre site and reclaim the concrete, brick, wood and steel infrastructure. On October 5, 2012, the Company entered into sale agreement for this property and facility for $640,000, with a due diligence period of 60 days and closing 30 days following the completion of the due diligence period, which is January 5, 2013. The sale is contingent on $512,000 in mortgage financing. As of the date of this Report, the buyer, after conducting its due diligence, has sent notice of cancellation of the sale agreement. Management is in discussions as to the appropriate next steps for the sale of the property.

The Tulare property has also been listed with real estate agents. There are potential buyers interested in the property, but as of the date of filing no binding sales agreement has been executed. A sales contract is pending between a local developer and Amincor Other Assets, Inc.

RESULTS FROM OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NET REVENUES

Net revenues for the nine months ended September 30, 2012 totaled $41,269,430 compared to net revenues of $44,906,813 for the nine months ended September 30, 2011, a decrease in net revenues of $3,637,383 or approximately 8.1%. The primary reason for the decrease in net revenues is related to Tyree's operations. Tyree's net revenues decreased by approximately $4.6 million, but this decrease was partially offset by an increase in net revenues for Baker's Pride of approximately $1.1 million. A detailed analysis of each subsidiary company's individual net revenues can be found within their respective MD&A sections of this Form 10-Q.

COST OF REVENUES

Cost of revenues for the nine months ended September 30, 2012 totaled $31,885,737 or approximately 77.3% of net revenues as compared to $35,121,318 or approximately 78.2% of net revenues for the nine months ended September 30, 2011. Cost of revenues was relatively unchanged as a percentage of net revenues between the nine months ended September 30, 2012 and September 30, 2011. A detailed analysis of each subsidiary company's individual cost of revenues can be found within their respective MD&A sections of this Form 10-Q.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2012 totaled $14,992,687 as compared to $13,010,971 for the nine months ended September 30, 2011, an increase in operating expenses of $1,981,716 or approximately 15.2%. This is due primarily to the addition of the South Street Bakery (subsidiary of BPI) which had approximately $1.2 million in operating expenses in 2012.

LOSS FROM OPERATIONS

Loss from operations for the nine months ended September 30, 2012 totaled $5,608,994 as compared to $3,225,476 for the nine months ended September 30, 2011, an increase in loss from operations of $2,383,518 or approximately 73.9%. The primary reason for the increase in loss from operations is related to the decreases in net revenues and the increases in operating expenses as noted above.

OTHER EXPENSES

Other expenses for the nine months ended September 30, 2012 totaled $12,937,217 as compared to $498,228 for the nine months ended September 30, 2011, an increase in other expenses of $12,438,989. The primary reason for the increase in other expenses is related to the impairment of goodwill and intangible assets related to the loss of BPI's primary customer, Aldi, Inc. ("Aldi") of approximately $12.6 million.

NET LOSS FROM CONTINUING OPERATIONS

Net loss from continuing operations totaled $18,546,211 for the nine months ended September 30, 2012 as compared to $3,723,704 for the nine months ended September 30, 2011, an increase in net loss from continuing operations of $14,822,507. The primary reason for the increase in net loss from continuing operations is related to the impairment of goodwill and intangible assets related to the loss of BPI's primary customer, Aldi, Inc. of approximately $12.6 million.

NET LOSS FROM DISCONTINUED OPERATIONS

Net loss from discontinued operations totaled $203,665 for the nine months ended September 30, 2012 as compared to $6,029,093 for the nine months ended September 30, 2011, a decrease in net loss from discontinued operations of $5,825,428 or approximately 96.6%. Management discontinued the operations of the following companies in 2011 - Masonry and Tulare as of June 30, 2011 and ESI as of September 30, 2011. As such, Masonry and Tulare were operating entities for the six months ended June 30, 2011 and ESI was an operating entity for the nine months ended September 30, 2011, as compared to winding down of these companies in 2012. The net loss of Masonry was $197,983 for the nine months ended September 30, 2012 as compared to $3,555,482 for the nine months ended September 30, 2011, a decrease in net loss of $3,357,499 or approximately 94.4%. The net income of Tulare was $27,530 for the nine months ended September 30, 2012 as compared to a net loss of $1,854,010 for the nine months ended September 30, 2011, a decrease in net loss of $1,881,540. The net loss of ESI was $33,212 for the nine months ended September 30, 2012 as compared to $619,601 for the nine months ended September 30, 2011, a decrease in net loss of $586,389 or approximately 94.6%.

NET LOSS

Net loss totaled $18,749,876 for the nine months ended September 30, 2012 as compared to $9,752,797 for the nine months ended September 30, 2011, an increase in net loss of $8,997,079 or approximately 92.3%. The primary reason for the increase in other expenses is related to the impairment of goodwill and intangible assets related to the loss of BPI's primary customer, Aldi of approximately $12.6 million, which was partially offset by the reductions in losses from Tulare, Masonry and ESI associated with discontinuing their operations.

RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NET REVENUES

Net revenues for the three months ended September 30, 2012 totaled $14,313,167 compared to net revenues of $15,072,730 for the three months ended September 30, 2011, a decrease in net revenues of $759,563 or approximately 5.0%. The primary reason for the decrease in net revenues is related to Tyree's operations where net revenues decreased by approximately $675,000 million. A detailed analysis of each subsidiary company's individual net revenues can be found within their respective MD&A sections of this Form 10-Q.

COST OF REVENUES

Cost of revenues for the three months ended September 30, 2012 totaled $11,236,270 or approximately 78.5% of net revenues as compared to $12,574,106 or approximately 83.4% of net revenues for the three months ended September 30, 2011. The primary reason for the decrease in cost of revenues is related to

Tyree's operations where cost of revenues went from 87.5% of net revenues during the three months ended September 30, 2011 to 80.0% of net revenues during the three months ended September 30, 2012. A detailed analysis of each subsidiary company's individual cost of revenues can be found within their respective MD&A sections of this Form 10-Q.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2012 totaled $4,249,963 as compared to $2,933,026 for the three months ended September 30, 2011, an increase in operating expenses of $1,316,937 or approximately 44.9%. The primary reason for this increase was related to a significant reduction of Amincor's accounts payable balances through negotiated settlements with various service providers and vendors that occurred in 2011.

LOSS FROM OPERATIONS

Loss from operations for the three months ended September 30, 2012 totaled $1,173,066 as compared to $434,402 for the three months ended September 30, 2011, an increase in loss from operations of $738,664 or approximately 170.0%. The primary reason for the increase in loss from operations is related to the increases in operating expenses as noted above.

OTHER EXPENSES

Other expenses for the three months ended September 30, 2012 totaled $12,813,181 as compared to $293,000 for the three months ended September 30, 2011, an increase in other expenses of $12,520,181. The primary reason for the increase in other expenses is related to the impairment of goodwill and intangible assets related to the loss of BPI's primary customer, Aldi of approximately $12.6 million.

NET LOSS FROM CONTINUING OPERATIONS

Net loss from continuing operations totaled $13,986,247 for the three months ended September 30, 2012 as compared to $727,402 for the three months ended September 30, 2011, an increase in net loss from continuing operations of $13,258,845. The primary reason for the increase in net loss from continuing operations is related to the impairment of goodwill and intangible assets related to the loss of BPI's primary customer, Aldi of approximately $12.6 million.

NET LOSS FROM DISCONTINUED OPERATIONS

Net loss from discontinued operations totaled $9,093 for the nine months ended September 30, 2012 as compared to $1,246,255 for the three months ended
September 30, 2011, a decrease in net loss from discontinued operations of $1,237,162 or approximately 99.3%. Management discontinued the operations of the following companies in 2011 - Masonry and Tulare as of June 30, 2011 and ESI as of September 30, 2011. As such, Masonry and Tulare were operating entities for the six months ended June 30, 2011 and ESI was an operating entity for the nine months ended September 30, 2011, as compared to winding down of these companies in 2012. The net loss of Masonry was $125,422 for the three months ended September 30, 2012 as compared to $302,391 for the three months ended September 30, 2011, an increase in net loss of $176,969 or approximately 58.5%. The net income of Tulare was $122,620 for the three months ended September 30, 2012 as compared to a net loss of $387,177 for the three months ended September 30, 2011, a decrease in net loss of $509,796. The net loss of ESI was $6,291 for the three months ended September 30, 2012 as compared to $637,340 for the three months ended September 30, 2011, a decrease in net loss of $637,049 or approximately 99.0%. The balance of the difference is related to a write off of management fees recognized at the Amincor level but related to discontinued operations in 2011.

NET LOSS

Net loss totaled $13,995,340 for the three months ended September 30, 2012 as compared to $1,973,657 for the three months ended September 30, 2011, an increase in net loss of $12,021,683 or approximately 609.1%. The primary reason for the increase in net loss is related to the increase in other expenses, the impairment of goodwill and intangible assets related to the loss of BPI's primary customer, Aldi of approximately $12.6 million mitigated by a decrease in losses from discontinued operations.

ADVANCED WASTE AND WATER TECHNOLOGY, INC.

AWWT began operating on May 1, 2012 and has had minimal activity for the nine and three month period ended September 30, 2012.

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

LOSS OF MATERIAL CUSTOMER

On July 16, 2012, BPI was notified that Aldi, BPI's primary customer would be terminating its contract with the Company as of the end of October 2012 due to BPI's inability to meet certain pricing, cost and product offering needs. As such, BPI performed an impairment study and concluded that BPI's goodwill and intangible assets were fully impaired.

Net revenues generated from Aldi comprised 93.6% and 97.5% of net revenues for the nine months ended September 30, 2012 and 2011, respectively. All of the revenues generated from Aldi were generated from BPI's Jefferson Street facility. The balance of net revenues were generated by BPI's South Street facility. On November 30, 2012, BPI will be terminating the equipment and facility lease which allows for production at the South Street facility. It is management's intention to enter into a co-packing agreement for all of the products formerly produced internally with other bakeries in order to continue to provide the same product offerings without operating the facility. Management intends to move existing equipment owned but residing at the South Street facility and install it at the Mt. Pleasant Street facility. Management intends to return to its business plan of operating the bakery thereby reducing fixed overhead and variable costs by using cross trained personnel and providing its customer base the opportunity to purchase one or all three of its product types in less than trailer load quantities but obtain cost effective logistics through a combined load of all products offered by BPI.

Effective November 2, 2012, BPI has stopped production at the Jefferson Street facility. As such, there were layoffs of production personnel and wage reductions of remaining personnel in order to minimize losses until production resumes at the Jefferson Street facility. As of the time of filing there are many ongoing discussions and opportunities for new business, however, BPI has not yet secured a significant contract with a new customer.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NET REVENUES

Net revenues for the nine months ended September 30, 2012 totaled $12,349,973 as compared to $11,228,743 for the nine months ended September 30, 2011, an increase of $1,121,230 or approximately 10.0%. Revenues generated by the Jefferson Street facility were in excess of 90.0% of revenues for the nine months ended September 30, 2012 and 2011.

Bread sales for the nine months ended September 30, 2012 totaled $10,718,864 as compared to $10,079,965 for the nine months ended September 30, 2011, an increase of $638,899 or approximately 6.3%. Factors contributing to this increase: the continuing effect of wholesale price increases and the corresponding price increase granted by the Company's customer in April 2011 of 7% as well as an additional price increase a $.025 cents per unit increase to fund the incremental cost of conversion to cane sugar from high fructose corn syrup. There was no significant change in bread units sold for the nine months ended September 30, 2012 as compared to the same period in 2011.

Donut sales for the nine months ended September 30, 2012 totaled $841,055 as compared to $862,975 for the nine months ended September 30, 2011, a decrease of $21,920 or approximately 2.5%. This decrease was primarily due to fewer production days available in 2012 than available in 2011. In addition, units decreased as a result of additional SKU offerings by BPI's customer from other vendors.

Cookie sales for the nine months ended September 30, 2012 totaled $790,054 as compared to $285,803 for the nine months ended September 30, 2011, an increase of $504,251 or approximately 176.4%. This increase was primarily due to the South Street Bakery facility beginning production in late August 2011 and as such, the nine months ended September 30, 2011 only reflects two months of operations.

COST OF REVENUES

Cost of revenues for the nine months ended September 30, 2012 totaled $9,143,661 or approximately 74.0% of net revenues as compared to $7,988,598 or approximately 71.1% for the nine months ended September 30, 2011, an increase of $1,155,063 or approximately 14.5%. The Company had a 10.0% increase in net revenues against a 14.5% increase in cost of revenues in 2012, as compared to 2011.

Of this increase of $1,155,063 in cost of revenues in 2012 for Baker's Pride, Inc.; the South Street Bakery generated an increase of $1,351,684 to cost of revenues with net revenues of $790,054. BPI's other operating unit, the Jefferson Street Bakery Inc., had net revenues of $11,559,919 and cost of revenues of $7,791,977. BPI is in the process of negotiating with the owner of the equipment utilized at the South Street Bakery for purchase. BPI intends to move this machinery to its Mt. Pleasant Street facility where it will increase its efficiencies and facility utilization.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2012 totaled $5,406,787 or approximately 43.8% of net revenues as compared to $3,439,939 or 30.6% for the nine months ended September 30, 2011, an increase of $1,966,849 or approximately 57.2%. The primary reason for this increase was the result of management fees paid to Amincor for approximately $2.0 million for the nine months ended September 30, 2012 that were not incurred during the nine months ended September 30, 2011.

LOSS FROM OPERATIONS

Loss from operations for the nine months ended September 30, 2012 totaled $2,200,476 or approximately 17.8% of net revenue as compared to $199,793 or approximately 1.8% for the nine months ended September 30, 2011, an increase of $2,000,683. The increase in loss from operations was primarily due to the increases in cost of revenues and operating expenses as noted above.

OTHER EXPENSES

Other expenses for the nine months ended September 30, 2012 totaled $13,219,777 or approximately 107.0% of net revenues as compared to $204,099 or approximately 1.8% of net revenues for the nine months ended September 30, 2011, an increase of $13,015,677. The primary reason for this increase in 2012 is due to the impairment of goodwill and intangible assets resulting from the loss of Aldi as a customer of approximately $12.6 million. The remaining increase is related to a higher interest expense due to a larger loan balance on BPI's working capital line and the 2012 bridge loan to purchase new equipment for the Mt. Pleasant Street facility.

NET LOSS

Net loss for the nine months ended September 30, 2012 totaled $15,420,252 as compared to $403,893 for the nine months ended September 30, 2011, an increase of $15,016,360. Of the Company's 2012 increase in net loss of $15,016,360, the South Street Bakery facility generated approximately $2.1 million and goodwill and intangible impairments assets and amortization resulting from the loss of Aldi as a customer resulted in approximately $12.4 million of this net loss.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NET REVENUES

Net revenues for the three months ended September 30, 2012 totaled $3,977,989 as compared to $3,968,096 for the three months ended September 30, 2011, an increase of $9,893 or approximately 0.2%. Revenues generated by the Jefferson Street facility were in excess of 85.0% of revenues for the three months ended September 30, 2012 and 2011. Bread sales for the three months ended September 30, 2012 totaled $3,569,093 as compared to $3,396,259 for the three months ended September 30, 2011, an increase of $172,833 or approximately 5.1%. Factors contributing to this increase: the continuing effect of the wholesale price increases granted by the Company's customer in April 2011 and continued through June 2012. This was a 7% increase, and a $.025 cents per unit increase to fund the incremental cost of conversion to cane sugar from high fructose corn syrup. There was no significant increase in the number of bread units sold for the three months ended September 30, 2012 as compared to the same period in 2011.

Donut sales for the three months ended September 30, 2012 totaled $278,323 as compared to $286,034 for the three months ended September 30, 2011, a decrease of $7,711 or approximately 2.7%. This decrease was primarily due to fewer days of production at the Jefferson Street Bakery.

Cookie sales for the three months ended September 30, 2012 totaled $130,573 as compared to $285,803 for the three months ended September 30, 2011, a decrease of $155,230 or approximately 54.3%. This decrease was primarily due to reduced orders and frequency from existing customers as a result of continued economic downturn.

COST OF REVENUES

Cost of revenues for the three months ended September 30, 2012 totaled $2,946,204 or approximately 74.1% of net revenues as compared to $2,911,231 or approximately 73.4% for the three months ended September 30, 2011, an increase of $34,973 or approximately 1.2%. The Company had a 0.2% increase in net revenues against a 1.2% increase in cost of revenues in 2012, as compared to 2011.

Of this increase of $34,973 in cost of revenues in 2012 for Baker's Pride, Inc.; the South Street Bakery generated an increase of $309,106 to cost of revenues with net revenues of $130,574. BPI's other operating unit, the Jefferson Street Bakery Inc., had net revenues of $3,847,415 and cost of revenues of $2,631,388. BPI is in the process of negotiating with the owner of the equipment utilized at the South Street Bakery for purchase. BPI intends to move this machinery to its Mt. Pleasant Street facility where it will increase its efficiencies and facility utilization.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2012 totaled $1,735,967 or approximately 43.6% of net revenues as compared to $1,227,972 or 30.9% for the three months ended September 30, 2011, an increase of $507,995 or approximately 41.4%. The primary reason for this increase in 2012 is related to an increase in management fees paid to Amincor for approximately $700,000 for the three months ended September 30, 2012 that were not incurred during the three months ended September 30, 2011.

LOSS FROM OPERATIONS

Loss from operations for the three months ended September 30, 2012 totaled $704,182 or approximately 17.7% of net revenue as compared to $171,108 or approximately 4.3% for the three months ended September 30, 2011, an increase in loss from operations of $533,074. The increase in loss from operations was primarily due to the increases in cost of revenues and operating expenses as noted above.

OTHER EXPENSES

Other expenses for the three months ended September 30, 2012 totaled $13,004,987 or approximately 326.9% of net revenues as compared to $74,206 or approximately 1.9% of net revenues for three months ended September 30, 2011, an increase of $12,930,782. The primary reason for this increase in 2012 is due to the impairment of goodwill and intangible assets resulting from the loss of Aldi as a customer of approximately $12.6 million. The remaining increase is related to a higher interest expense due to a larger loan balance on BPI's working capital line and the 2012 bridge loan to purchase new equipment for the Mt. Pleasant Street facility.

NET LOSS

Net loss for the three months ended September 30, 2012 totaled $13,709,169 as compared to $245,313 for the three months ended September 30, 2011, an increase of $13,463,856. Of the Company's 2012 increase in net loss of $13,463,856, the South Street Bakery facility generated approximately $900,000 and goodwill and intangible impairments resulting from the loss of Aldi as a customer resulted in approximately $12.4 million of this net loss.

ENVIRONMENTAL QUALITY SERVICES, INC.

EQS

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NET REVENUES

Net revenues for the nine months ended September 30, 2012 totaled $848,610 as compared to $975,821 for the nine months ended September 30, 2011, a decrease of $127,711 or approximately 13.0%. In September 2011, a flood at EQS's facility resulted in some equipment damage which impaired EQS's ability to operate efficiently. It has taken longer than anticipated to recover some of the clients that were redirected to other laboratories. In addition, one of EQS' major clients lost a contract that was the primary source of the work they submitted to EQS for analysis.

COST OF REVENUES

Cost of revenues for the nine months ended September 30, 2012 totaled $737,990 or approximately 87.0% of net revenues as compared to $1,047,178 or approximately 107.3% for the nine months ended September 30, 2011; a decrease in net revenues of 13.0% alongside a decrease on cost of revenues of 29.5%. The primary reason for this decrease in cost of revenues is associated with improving operating efficiencies in the laboratory. There were also reductions in personnel alongside an overall better management of material consumption.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2012 totaled $516,900 or approximately 60.9% of net revenues as compared to $281,135 or 28.8% of net revenues for the nine months ended September 30, 2011, an increase of $235,765 or approximately 83.9%. The primary reason for this increase is attributable to the hiring of additional sales staff to increase the sales volume of EQS. It has taken longer than anticipated for the additional sales staff to generate the projected revenues.

LOSS FROM OPERATIONS

Loss from operations for the nine months ended September 30, 2012 totaled $406,281 or approximately 47.9% of net revenues as compared to $352,493 or approximately 36.1% for the nine months ended September 30, 2011, an increase in loss from operations of $53,788 or approximately 15.3%. The increase in loss from operations was primarily due to the increases in operating expenses as noted above.

OTHER INCOME (EXPENSES)

Other income for the nine months ended September 30, 2012 totaled $65,641 or approximately 7.7% of net revenues as compared to other expenses of ($44,382) or approximately (4.5%) of net revenue for nine months ended September 30, 2011. The primary reason for this increase is due to an insurance payment received in July 2012 of approximately $115,000 to replace a piece of equipment which was damaged in September 2011. This increase was partially offset by higher interest expenses due to a larger carrying balance on EQS's working capital line of $736,097 and $514,669 as of September 30, 2012 and 2011, respectively.

NET LOSS

Net loss for the nine months ended September 30, 2012 totaled $340,640 as compared to a net loss of $396,874 for the nine months ended September 30, 2011, a decrease in net loss of $56,234 or approximately 14.2%. The decrease in net loss is primarily attributable to the proceeds from the insurance settlement as discussed above.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NET REVENUES

Net revenues for the three months ended September 30, 2012 totaled $306,752 as compared to $318,610 for the three months ended September 30, 2011, a decrease of $11,858 or approximately 3.7%. In September 2011, a flood at EQS's facility resulted in some equipment damage which impaired EQS's ability to operate efficiently. It has taken longer than anticipated to recover some of the clients that were redirected to other laboratories. In addition, one of EQS' major clients lost a contract that was the primary source of the work they submitted to EQS for analysis.

COST OF REVENUES

Cost of revenues for the three months ended September 30, 2012 totaled $245,729 or approximately 80.1% of net revenues as compared to $374,782 or approximately 117.6% for the three months ended September 30, 2011; a decrease in net revenues of 3.7% alongside a decrease on cost of revenues of 34.4%. The primary reason for this decrease in cost of revenues is associated with improving operating efficiencies in the laboratory. There were reductions in personnel and negotiations for discounts on consumables with major vendors alongside an overall better management of material consumption.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2012 totaled $153,608 or approximately 50.1% of net revenues as compared to $99,906 or 31.4% of net revenues for the three months ended September 30, 2011, an increase of $53,702 or approximately 53.8%. The primary reason for this increase is attributable to the hiring of additional sales staff to increase the sales volume of EQS. It has taken longer than anticipated for the additional sales staff to generate the projected revenues.

LOSS FROM OPERATIONS

Loss from operations for the three months ended September 30, 2012 totaled $92,585 or approximately 30.2% of net revenues as compared to $156,078 or approximately 49.0% for the three months ended September 30, 2011, a decrease in loss from operations of $63,493 or approximately 88.5%. The decrease in loss from operations was primarily due to the increases in operating expenses as noted above.

OTHER INCOME (EXPENSES)

Other income for the three months ended September 30, 2012 totaled $98,498 or approximately 32.1% of net revenues as compared to ($31,810) or approximately 10.0% of net revenue for three months ended September 30, 2011, an increase of $130,308. The primary reason for this increase is due to an insurance payment received in July 2012 of approximately $115,000 to replace a piece of equipment which was damaged in September 2011. This increase was partially offset by higher interest expenses due to a larger carrying balance on EQS's working capital line of $736,097 and $514,669 as of September 30, 2012 and 2011, respectively

NET INCOME (LOSS)

Net income for the three months ended September 30, 2012 totaled $5,913 as compared to a net loss of ($187,888) for the three months ended September 30,

2011, a decrease in net loss of $193,801. The decrease in net loss is primarily related to the proceeds from the insurance settlement as discussed above.

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

FINANCING

Tyree maintains a $15,000,000 revolving credit agreement with its Parent Amincor which expires on January 17, 2013. Borrowings under this agreement are limited to 70% of eligible accounts receivable and the lesser of 50% of eligible inventory or $4,000,000. The balances outstanding under this agreement were $4,877,210 and $4,723,639 as of September 30, 2012 and 2011, respectively.
Borrowings under this agreement are collateralized by a first lien security interest in all tangible and intangible assets owned by Tyree. Availability of funding from Amincor is dependent on Amincor's liquidity. The annual interest rate charged on this loan was approximately 5% for the nine months ended September 30, 2012 and 2011.

Going forward, Tyree's growth will be difficult to attain until either (i) new working capital is earned through profitable operations or (ii) new equity is invested into Tyree to facilitate organic and acquisition based growth.

LIQUIDITY

Tyree incurred net losses of $3,185,952 and $2,598,367 for the nine months ended September 30, 2012 and 2011, respectively. Weather related problems during the first quarter of 2011, coupled with Tyree's largest customer filing bankruptcy in December 2011, as noted above, produced large write-offs of receivables and reductions in revenues which resulted in corporate cash demands well in excess of receipts from revenues, thus stressing the available funding on the existing credit facility. In the fourth quarter of 2011, management responded with a plan to term out all current vendors. Much was accomplished during 2011 with $1.9 million of accounts payable converted to long and short term debt. Most of the remaining vendors have agreed to term notes early in 2012, thus addressing the cash shortfall produced in 2011. In reaction to the GPMI Bankruptcy filing, management reduced employee headcount by an additional 33 full time employees, rescheduled accounts payable, reduced management's salaries and is negotiating to reduce its rent commitments. In addition, Green Valley Oil, LLC ("Green
Valley"), a sub tenant of GPMI, went out of business in June 2012. Tyree was able to secure two new customers to replace the lost business from Green Valley, but the lost business was not replaced in its entirety. Management continues to analyze Tyree's overhead expenses and will continue to reduce it as it works to replace the business lost as a result of the GPMI bankruptcy filing.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NET REVENUES

Net revenues for the nine months ended September 30, 2012 totaled $28,294,571 as compared to $32,899,569 for the nine months ended September 30, 2011, a decrease of $4,604,998 or approximately 14.0%. The decrease in revenues in 2012 can primarily be attributable to loss of revenues from GPMI due to its bankruptcy filing in December 2011. Revenues by operating division for the nine months ended September 30, 2012 and September 30, 2011 were as follows:

                                                   2012                2011
                                               ------------        ------------
Revenues
  Service and Construction                     $ 18,186,769        $ 22,810,991
  Environmental, Compliance and Engineering       9,678,475           9,750,855
  Manufacturing / International                     429,327             337,723
                                               ------------        ------------
Total                                          $ 28,294,571        $ 32,899,569
                                               ============        ============

COST OF REVENUES

Cost of revenues for the nine months ended September 30, 2012 totaled $22,228,393 or approximately 78.6% of net revenues as compared to $26,621,526, or 80.9% for the nine months ended September 30, 2011. Cost of revenues as a percentage of net revenues was relatively unchanged between the two nine month periods.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2012 totaled $8,922,361, or approximately 31.5% of net revenues compared to $8,427,597, or approximately 25.6% for the nine months ended September 30, 2011, an increase in operating expenses of 494,764 or approximately 5.9%. The increase in operating expenses as a percentage of net revenues in 2012 is attributed to additional severance costs from staff reductions as a result of GPMI's bankruptcy coupled by the sudden decrease in revenues also due to the GPMI bankruptcy.

LOSS FROM OPERATIONS

Loss from operations for the nine months ended September 30, 2012 totaled $2,856,183, or approximately 10.1% of net revenues as compared to $2,149,554, or approximately 6.5% of net revenues for the nine months ended September 30, 2011, an increase in loss from operations of $706,629 or approximately 32.9%. The increase in loss from operations was primarily due to the decrease in net revenues as previously discussed above.

OTHER EXPENSES

Other expenses for the nine months ended September 30, 2012 totaled $329,769 or approximately 1.2% of net revenues as compared to other expenses of $448,813, or approximately 1.4% of net revenues for the nine months ended September 30, 2011, a decrease in other expenses of $119,044 or 26.5%. The decrease in other expenses is primarily related to a loan consolidation in December 2011, with its Parent, Amincor, and a more favorable interest rate with that loan consolidation.

NET LOSS

Net loss for the nine months ended September 30, 2012 totaled $3,185,952 as compared to $2,598,367 for the nine months ended September 30, 2011, an increase of $587,585. The increase in net loss was primarily due to the factors noted above.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

NET REVENUES

Net revenues for the three months ended September 30, 2012 totaled $10,169,084 as compared to $10,843,795 for the three months ended September 30, 2011, a decrease of $674,711 or approximately 6.2%. The decrease in revenues in 2012 can primarily be attributable to loss of revenues from GPMI due to its bankruptcy filing in December 2011. Revenues by operating divisions for the three months ended September 30, 2012 and September 30, 2011 were as follows:

                                                   2012                2011
                                               ------------        ------------
Revenues
  Service and Construction                     $  6,490,654        $  7,618,071
  Environmental, Compliance and Engineering       3,443,412           3,140,810
  Manufacturing / International                     235,018              84,914
                                               ------------        ------------
Total                                          $ 10,169,084        $ 10,843,795
                                               ============        ============

COST OF REVENUES

Cost of revenues for the three months ended September 30, 2012 totaled $8,185,531 or approximately 80.5% of net revenues as compared to $9,488,751, or 87.5% for the three months ended September 30, 2011. The primary reason for the decrease in cost of sales was related to Tyree's construction division which focused on accepting less overall, but more profitable construction jobs during the three months ended September 30, 2012.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2012 totaled $2,733,128, or approximately 26.9% of net revenues compared to $2,466,647, or approximately 22.7% for the three months ended September 30, 2011, an increase of $266,481 or approximately 10.8%. The increase in operating expenses as a percentage of net revenues in 2012 is primarily related to an increase in management fees paid to Tyree's parent, Amincor.

LOSS FROM OPERATIONS

Loss from operations for the three months ended September 30, 2012 totaled $749,575 or approximately 7.4% of net revenues as compared to $1,111,603, or approximately 10.3% of net revenues for the three months ended September 30, 2011, a decrease in loss from operations of $362,027 or approximately 32.6%. The decrease in loss from operations was primarily due to the decrease in the cost of revenues as explained above.

OTHER EXPENSES

Other expenses for the three months ended September 30, 2012 totaled $99,409 or approximately 1.0% of net revenues as compared to other expenses of $69,813, or approximately 0.6% of net revenues for the three months ended September 30, 2011, an increase in other expenses of $29,596 or approximately 42.4%. The decrease in other expenses during the three months ended September 30, 2012 was primarily due to higher interest expense on borrowings from parent company.

NET LOSS

Net loss for the three months ended September 30, 2012 totaled $848,984 as compared to $1,181,416 for the three months ended September 30, 2011, a decrease in net loss of $332,432. The decrease in net loss was primarily due to the factors noted above.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated condensed financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated condensed financial statements in accordance with GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts and classification of revenues and expense during the periods presented, and the disclosure of contingent assets and liabilities. We evaluate our estimates and assumptions on an ongoing basis and material changes in these estimates or assumptions could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances and at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates if past experience or other assumptions do not turn out to be substantially accurate.

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

Our management has not assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. Management understands that in making this assessment, it should use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Although an assessment using those criteria has not been performed, our management believes that the Company's internal control over financial reporting was not effective at September 30, 2012.

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

Management of the Company takes very seriously the strength and reliability of the internal control environment for the Company. Going forward, the Company intends to implement new internal policies and undertake additional steps necessary to improve the control environment including, but not limited to:

     * Implementing an internal disclosure policy to govern the disclosure of material, non-public information in a manner designed to provide full and fair disclosure of information about the Company. This disclosure policy is intended to ensure that management and employees of the Company and its subsidiaries comply with applicable laws including the SEC's Fair Disclosure Rules (Regulation FD) governing disclosure of material, non-public information to the public.
     * Strengthening the effectiveness of corporate governance through the implementation of standard policies and procedures and training employees.
     *    Establishing an audit committee of the Board.

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

In accordance with the Judgment of Foreclosure a public auction sale of the Property was held on January 10, 2012. Capstone Business Credit, LLC, on behalf of Amincor Other Assets, Inc., bid the amount of its lien and was the successful bidder.

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

On August 27, 2012, the United States Bankruptcy Court for the Southern District of New York confirmed GPMI's Chapter 11 plan of liquidation offered by its unsecured creditors committee, overruling the remaining objections. The plan provides for all of the debtors' property to be liquidated over time and for the proceeds to be allocated to creditors. Any assets not distributed by the effective date will be held by a liquidating trust and administered by a liquidation trustee, who will be responsible for liquidating assets, resolving disputed claims, making distributions, pursuing reserved causes of action and winding up GPMI's affairs. As an unsecured creditor, Tyree may never collect or may only collect a small percentage of the pre-petition amounts owed.

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

On September 28, 2012, Sean Frost ("Frost") filed a Complaint to Compel Arbitration Regarding Breach of Employment Contract and Related Breach of Labor Code Claims and For an Award of Compensatory Damages in the Superior Court of the State of California, County of San Diego against Epic Sports International Inc., Amincor, Inc. and Joseph Ingrassia (collectively, the "Defendants"). The first cause of action is a petition to compel arbitration for unpaid compensation and benefits pursuant to Frost's employment agreement. The second cause of action is for breach of contract for alleged non-payment of expenses, vacation days and assumption of certain debts. The third cause of action is for violation of the California Labor Code for failure to pay wages due and owing. Frost is seeking among other things, damages, attorneys' fees and costs and expenses. Defendants believe that this lawsuit has no merit or basis and intend to vigorously defend it.

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

             GENERAL RISK FACTORS RELATING TO AMINCOR'S SUBSIDIARIES

AMINCOR WILL NEED ADDITIONAL CAPITAL TO FUND THE GROWTH OF OUR SUBSIDIARY COMPANIES AND THIS NEW CAPITAL MAY NOT BE AVAILABLE.

Amincor will need additional capital resources and operating income to meet the expected working capital and capital expenditure requirements of its subsidiaries. However, there can be no assurance that such resources will be sufficient to fund the long-term growth of the subsidiaries businesses. Amincor may raise additional funds through public or private debt or equity financings. Amincor cannot assure investors that any additional financing will be available on favorable terms, or at all. If adequate funds are not available or are not available on acceptable terms, Amincor may not be able to take advantage of unanticipated opportunities, develop new products or otherwise respond to competitive pressures, or may be forced to curtail its business. In any such case, its business, operating results or financial condition would be materially adversely affected.

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

                   RISK FACTORS AFFECTING BAKER'S PRIDE, INC.

ONE CUSTOMER ACCOUNTED FOR THE MAJORITY OF BPI'S REVENUES. THE LOSS OF THIS CUSTOMER WILL HAVE AN IMMEDIATE AND SUBSTANTIAL IMPACT ON OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION, AND PROFITABILITY.

Aldi accounted for a majority of BPI's revenue. Aldi notified BPI that effective October 31, 2012, Aldi will be terminating BPI as a supplier. The known loss of Aldi will have a materially adverse effect on BPI's results of operations and financial condition If management is unable to replace this business, it will have a materially adverse effect on operations during the short-term until BPI's is able to generate replacement customers.

At the date of this filing, BPI has stopped production at the Jefferson Street facility due to BPI's primary customer, Aldi, terminating its contract with BPI. The contract termination has necessitated layoffs of production personnel and wage reductions of remaining personnel in order to minimize losses until production resumes at the Jefferson Street facility.

DEPENDENCE ON KEY PERSONNEL.

BPI's success depends to an extent upon the performance of its management team, which Robert Brookhart, who is responsible for all operations and sales of the business. The loss or unavailability of Mr. Brookhart could adversely affect its business and prospects and operating results and/or financial condition.

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

A POTENTIAL ENVIRONMENTAL HAZARD EXISTS ON BPI'S MT. PLEASANT STREET BAKERY, INC. PROPERTY.

An environmental site assessment conducted in the fall of 2011 showed a potential environmental hazard on the property adjacent to the Mt. Pleasant
Street Bakery caused by the operations on the adjacent property. The Iowa Department of Natural Resources ("IDNR") requested a Tier 2 site cleanup report ("Tier 2") be issued and completed in order to better understand what environmental hazard exists on the property. The Tier 2 site cleanup report was completed on February 3, 2012 and was submitted to IDNR for further review. Management has retained the necessary environmental consultants to be in compliance with IDNR's request, but the potential liability is largely dependent on IDNR's recommended remediation strategy. At this time, the potential liability is estimated to be approximately $115,000. The remediation work is 100% eligible for a refund from IDNR's Innocent Landowner Fund. A liability has been recorded on BPI's balance sheet for this amount and a corresponding asset was also recorded to reflect the future expense and refund to be incurred by BPI.

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

                   RISK FACTORS AFFECTING TYREE HOLDINGS CORP.

TYREE IS EXPOSED TO CREDIT RISK, INCLUDING BANKRUPTCY, OF ITS CUSTOMERS IN THE ORDINARY COURSE OF BUSINESS.

Tyree has various credit terms with virtually all of its customers, and its customers have varying degrees of creditworthiness. Although Tyree evaluates the creditworthiness of each of its customers, Tyree may not always be able to fully anticipate or detect deterioration in their creditworthiness and overall financial condition, which could expose Tyree to an increased risk of nonpayment or other default under its contracts and other arrangements with them. In the event that a material customer or customers default on their payment obligations to Tyree or file for bankruptcy protection, this could materially adversely affect Tyree's financial condition, results of operations or cash flows. Similarly, Tyree has entered into workout arrangements with many of its vendors. While Tyree entered these arrangements in good faith, in the event Tyree defaults on its workout obligations, this could materially adversely affect Tyree's financial condition, results of operations or cash flows.

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

On August 27, 2012, the United States Bankruptcy Court for the Southern District of New York confirmed GPMI's Chapter 11 plan of liquidation offered by its unsecured creditors committee, overruling the remaining objections. The plan provides for all of the debtors' property to be liquidated over time and for the proceeds to be allocated to creditors. Any assets not distributed by the effective date will be held by a liquidating trust and administered by a liquidation trustee, who will be responsible for liquidating assets, resolving disputed claims, making distributions, pursuing reserved causes of action and winding up GPMI's affairs. As an unsecured creditor, Tyree may never collect or may only collect a small percentage of the pre-petition amounts owed.

GPMI's bankruptcy has materially adversely affected and continues to materially affect Tyree's financial condition, results of operations and cash flows.

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

THE FACTORS ABOVE ARE NOT EXHAUSTIVE. FOR A MORE COMPLETE LIST OF RISK FACTORS AFFECTING THE COMPANY AND ITS SUBSIDIARIES, PLEASE REFER TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011 FILED WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION ON APRIL 16, 2012, AND ANY AMENDMENTS THERETO.

ITEM 5. OTHER INFORMATION

On June 27, 2012, the Company issued 68,928 shares of Class B common shares as a correction of the amount of shares issued on the Company's Payment in Kind date of December 31, 2009. Management discovered a calculation error and these additional Class B common shares were issued to accurately represent the number of shares owned by the shareholder. As a result, the amount of Class B shares outstanding as of December 31, 2011 and the weighted average shares outstanding for the nine months ended September 30, 2011 have been restated.

Baker's Pride, Inc. ("BPI") was advised verbally on July 12, 2012 and by written notice on July 16, 2012 that effective October 31, 2012, Aldi, Inc., BPI's most significant customer, will be terminating BPI as a supplier to Aldi, Inc. due to BPI's inability to meet certain pricing, cost and product offering needs.

BPI's management and sales team continues to actively seeking new customers to replace the Aldi, Inc. business.

On September 28, 2012, Sean Frost ("Frost") filed a Complaint to Compel Arbitration Regarding Breach of Employment Contract and Related Breach of Labor Code Claims and For an Award of Compensatory Damages in the Superior Court of the State of California, County of San Diego against Epic Sports International Inc., Amincor, Inc. and Joseph Ingrassia (collectively, the "Defendants"). The first cause of action is a petition to compel arbitration for unpaid compensation and benefits pursuant to Frost's employment agreement. The second cause of action is for breach of contract for alleged non-payment of expenses, vacation days and assumption of certain debts. The third cause of action is for violation of the California Labor Code for failure to pay wages due and owing Frost is seeking among other things, damages, attorneys' fees and costs and expenses. Defendants believe that this lawsuit has no merit or basis and intend to vigorously defend it.

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

                                            AMINCOR, INC.


Date: November 21, 2012                     By: /s/ John R. Rice, III
                                                --------------------------------
                                                John R. Rice, III
                                                President


Date: November 21, 2012                     By: /s/ Robert L. Olson
                                                --------------------------------
                                                Robert L. Olson
                                                Chief Financial Officer