Form 10-Q/A
period 2012-09-30
Amincor, Inc.
filed 2012-11-26
CIK 1167905

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, filed with the Securities and Exchange Commission on November 21, 2012 (the "Form 10-Q"), is solely to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

                                            AMINCOR, INC.


Date: November 26, 2012                     By: /s/ John R. Rice, III
                                                --------------------------------
                                                John R. Rice, III
                                                President


Date: November 26, 2012                     By: /s/ Robert L. Olson
                                                --------------------------------
                                                Robert L. Olson
                                                Chief Financial Officer