Form 10-K
period 2012-12-31
Amincor, Inc.
filed 2013-04-17
CIK 1167905

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
[X] Annual Report under Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

                   For the fiscal year ended December 31, 2012

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

As of April 15, 2013, there were 7,663,023 shares of Registrant's Class A Common Stock and 21,286,344 shares of Registrant's Class B Common Stock outstanding.

                                TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS...........................................................   4
ITEM 1A. RISK FACTORS.......................................................  15
ITEM 1B. UNRESOLVED STAFF COMMENTS..........................................  25
ITEM 2.  PROPERTIES.........................................................  25
ITEM 3.  LEGAL PROCEEDINGS..................................................  26
ITEM 4.  MINE SAFETY DISCLOSURES............................................  28

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES..................  28
ITEM 6.  SELECTED FINANCIAL DATA............................................  29
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS..........................................  30
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.........  52
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................  52
ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
         DISCLOSURE.........................................................  52
ITEM 9A. CONTROLS AND PROCEDURES............................................  53
ITEM 9B. OTHER INFORMATION..................................................  55

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.............  55
ITEM 11. EXECUTIVE COMPENSATION.............................................  59
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS....................................  62
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE.......................................................  63
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.............................  63

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES............................  64

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

OVERVIEW

Amincor, Inc. is a holding company operating through its operating subsidiaries Baker's Pride, Inc., Environmental Holding Corp. and Tyree Holdings Corp. Additionally, Amincor Contract Administrators, Inc. and Amincor Other Assets, Inc. are subsidiaries with minimal operations. As of June 30, 2011, management elected to discontinue the operations of Masonry Supply Holding Corp. and Tulare Frozen Foods, LLC. As of September 30, 2011, management elected to discontinue the operations of Epic Sports International, Inc.

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

PERSONNEL

Amincor is provided personnel from Capstone Trade Partners, Ltd., and office supplies, office equipment, office space and other materials required for the performance of its business from Capstone Capital Group I, LLC. Currently,

Capstone has 14 full-time employees and no part-time employees including Messrs. John R. Rice III and Joseph F. Ingrassia who dedicate approximately 70% of their time to Amincor business.

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

Amincor Other Assets, Inc. holds the title to the 360,000 square foot facility where Allentown Metal Works, Inc. formerly operated. The site has fallen into disrepair as a result of vandalism by local thieves. The buildings on site are functionally obsolete and are not suitable as a modern manufacturing facility. Any purchaser would have to raze the buildings on the 19 acre site and reclaim the concrete, brick, wood and steel infrastructure. Estimates have ranged between $750,000 and $1,000,000 to perform this work. The property, prior to March 12, 2012, had been listed for sale for $3,000,000 and after six months of being on the market the price was reduced to $2,250,000. The only offer received during this period was for $200,000. The offer was declined and management enlisted the services of an auction company to inspect the site in anticipation of holding an absolute auction. After conducting a site visit with the auction company the auction company declined to hold an absolute auction because of the conditions of the buildings and the vandalism that has occurred. The site is across the street from a police sub-station and due to its size there is no adequate way to secure the property. All of the buildings on the complex were locked, bolted and boarded up. There was evidence that the exterior siding had been removed after which unknown persons entered the buildings, broke windows and locks and left the buildings open. Management has expressed concern that someone may inadvertently fall into one of the many machine pits that exist as a result of the removal of the heavy machine and milling equipment that had been sold, and injure themselves creating a liability issue for the owner. Based on these events and the advice of the auction company, Management has listed the property for sale for $500,000. The property is under contract with the Allentown Economic Development Corporation for $500,000 less outstanding taxes due and owing on the property. The sale is anticipated to close on April 30, 2013.

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

Jefferson Street Bakery produces several varieties of sliced bread. Historically, its entire annual production of 19 million loaves of bread and over 1.1 million packages of donuts were sold to one client, Aldi, Inc., for five distribution centers that services 332 stores in the Midwestern U.S. Jefferson Street Bakery, through various predecessor entities, had continuously supplied Aldi, Inc. for approximately 34 years. On October 31, 2012, Aldi, Inc. terminated BPI as a supplier to Aldi, Inc. due to BPI's inability to meet certain pricing, cost and product offering needs. Jefferson Street Bakery has bid on new opportunities with Aldi, Inc. If these new opportunities materialize, it is anticipated revenues from Aldi, Inc. would resume in the fourth quarter of 2013.

Mt. Pleasant Street Bakery is under contract with two co-packers as of the time of writing, but is in negotiations with many more who are involved in the sale of both finished and unfinished yeast and cake doughnuts which are manufactured and flash-frozen bakery goods to be distributed to supermarket "in-store" bakery departments and food service channels. As of December 31, 2012, Mt. Pleasant Street Bakery facility increased its frozen storage capacity along with extensive room for several additional product lines. In addition, Mt. Pleasant Street Bakery has completed the installation of a state of the art donut production system that can produce and freeze many varieties of donuts at an average production rate of 26,700 donuts per hour. This facility also houses a cookie production system which will produce cookies at a rate of 2,300 lbs. or 3,000 one dozen packages of cookies per hour in a variety of sizes, flavors and shapes. The production of brownie and cake type bakery snack products will complete the first phase of the restart of Mt. Pleasant Street Bakery.

The remaining available space, which management has deemed the final phase of the build-out of Mt. Pleasant Street Bakery's 260,000 square foot facility, is currently being studied for development which may include the installation of a high-speed bun and bread production system. The bun system is being designed to produce an average of 6,000 packages of buns per hour and the bread system will produce an average of 6,260 loaves of bread per hour (throughput). This throughput will enable BPI to respond to its current client's request for additional products and volume. In addition, it will also provide additional capacity to attract new clients and diversify its customer base. BPI will require additional funding in order to complete this project.

In January 2012, BPI received a $2.75 million dollar bridge loan from Central State Bank of State Center, Iowa. This capital was used to acquire additional equipment and to complete the installation and startup of its production and refrigeration machinery for the new donut, cookie, brownie and cake production systems at Mt. Pleasant Street Bakery. Central State Bank of Iowa has verbally agreed to extend the term of the loan through January 2014.

Major transitions are taking place in the baking industry. There is growing utilization of frozen outsourced products rather than production from scratch at each site in the "in-store" bakery and food service channels. However, one primary factor remains constant in all markets and in all categories: consumers are demanding value. BPI sees these major transitions as opportunities to grow its business and diversify its product portfolio and customer base through direct sales and co-packing agreements.

On August 12, 2011, the South Street Bakery began leasing certain property and equipment located in Clear Lake, Iowa. In August 2012, based on management's assessment of lack of profitability at the South Street Bakery, the lease was not renewed and operations ceased at the South Street Bakery. Operations have been relocated to Mt. Pleasant Street where existing employees and management can operate the cookie and doughnut lines concurrently depending on customer demand.

CUSTOMERS

Historically, BPI had significant concentration in one customer, Aldi, Inc., which operates over 332 grocery stores in the Midwestern U.S., of which BPI services approximately 200. BPI has expanded its customer base through the introduction of additional product categories and SKU's. Aldi was responsible for approximately 89.5%, 92.1%, and 100.0% of BPI's revenues for the years ended December 31, 2012, 2011 and 2010 respectively.

On October 31, 2012, Aldi, Inc., BPI's most significant customer, terminated BPI as a supplier to Aldi, Inc. due to BPI's inability to meet certain pricing, cost and product offering needs.

BPI's management and sales team has been successful in establishing new customers to replace the Aldi, Inc. bread business, however, the combination of new established customers is still less than the historic size of Aldi, Inc's business. Additionally, management has diversified BPI's customer base and has executed contracts in fulfillment of this goal with both bread and doughnut co-pack customers.

BPI's management and sales team continue to seek new private label wholesale and co-pack customers for the donut and bread facilities and anticipates several large donut and bread customers to be under contract by the end of the second and third quarters of 2013. On March 22, 2013, BPI executed a Co-Packer
Agreement with one of the world's largest family-owned food companies and leading supplier to the foodservice, in store bakery, retail and industrial marketplaces. BPI will prepare, manufacture, process and package certain donut products and BPI management anticipates annual sales to be a minimum of $1,600,000, with additional donut products and additional sales possible if so requested.

MARKETING

BPI's goal in all markets it serves is to help its customers to be successful by providing marketing and merchandizing assistance gained over many years of experience in the private label bakery business. The focus of its marketing activities will be on its private label wholesale and co-pack customers rather than consumers because in most instances the products it produces are sold as private label brands or at retail under BPI's Flint Hills and Clear Lake Farms brands.

Fresh bakery customers: Due to the freshness cycle, BPI markets directly to fresh bakery customers because of the limited geographic area it serves.

Frozen bakery customers: BPI has expanded its product offering of frozen baked goods as a result of the investment at the Mt. Pleasant Street facility. BPI is now shipping both frozen bread and doughnut products which have significantly increased its geographic reach. BPI will continue to use its network of food brokers to assist in marketing this segment.

COMPETITION

The fresh packaged bread, bun and donut market is very competitive and is dominated by large bakeries whose primary focus is branded bread, buns and donuts. Of these, Grupo Bimbo SA de C.V. with its recent purchase of the North American Sara Lee Fresh Bakery business and its previous acquisition of Weston Bakeries USA, will have the most impact on this trading area. BPI also competes with Hostess Brands (which has recently filed for Chapter 11 Bankruptcy protection), Campbell Soup Company (Pepperidge Farms) and Lewis Brothers Bakeries, Inc., an independent regional bakery. BPI believes the efficiency it offers as a dedicated baker of private label/ store branded bakery products gives it a competitive advantage while delivering value to the consumer. The liquidation of the Hostess bakery operation by the US Bankruptcy Court has created potential opportunities for BPI with regard to co-packing both bread and doughnut products as a result of having excess capacity available at its state of the art facilities.

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

INTELLECTUAL PROPERTY

BPI received approval from the USPTO for the trademark BROWNIE CAKES, as filed with the USPTO under registration number 3995128 which will be used in the development of its brownie, business. BPI has been utilizing the brand names Clear Lake Farms and Flint Hills for its proprietary cookie, donut and bread products.

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

BPI's products, operations and facilities are subject to state and local regulations which are monitored through licensing, enforcement by state health and agriculture agencies of various local and state standards and inspections. The cost of compliance with such laws and regulations has not adversely affected on the BPI's business

PERSONNEL

BPI currently has 44 full-time employees and believes that its employee relations are good. Once the bread and donut product lines are at full capacity the number of employees is expected to grow significantly. BPI's Chief Executive Officer is Robert Brookhart, who formerly served as the President of BPI. Mr. Ron Danko, formerly Chief Executive Officer of BPI, tendered his resignation due to attend to medical issues in 2012 and subsequently passed away.

                           ENVIRONMENTAL HOLDING CORP.

Environmental Quality Services, Inc.

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

In January 2013, Amincor's management conducted an analysis of operations at EQS for the prior two years and has decided that it was more prudent to sell the existing company rather than to continue to operate it. As a result of the financial crisis and the reduction in construction, the lab services business has become commoditized with business going to the lowest bidder. Management did not believe that EQS would be contributing in a positive way to net income and elected to sell the company. One of the managers of EQS elected to purchase EQS in exchange for the assumption of the accounts payable and a $500,000 note to Amincor Other Assets, Inc. which is collateralized with a secured lien on all of the lab equipment of EQS. As of the date of this filing, the Company has entered into a letter of intent for the sale of EQS, but no formal sale documents have been executed.

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

PERSONNEL

EQS currently has 13 full time employees and believes that its employee relations are good. Ms. Patricia Werner-Els serves as the President of EQS.

Advanced Waste & Water Technology, Inc.

OVERVIEW

Advanced Waste & Water Technology, Inc. ("AWWT"), a Delaware corporation, was incorporated on November 17, 2011. AWWT was inactive through April 30, 2012, and had no significant assets or liabilities as of April 30, 2012. AWWT became an Amincor company as of May 1, 2012 and is a wholly owned subsidiary of Environmental Holding Corp. AWWT provides certain water remediation services in the northeast United States.

On November 5, 2012 AWWT acquired the assets of Environmental Water Treatment, LLC through an assumption of certain liabilities and assets, a note to the seller in the amount of $50,000 and the requirement to post a letter of credit to the New York State Department of Environmental Conservation ("NYS DEC") by June 30, 2013. AWWT has paid $25,000 against the note since its acquisition date and believes it will meet its obligations under the sellers' note when it comes due.

AWWT is the only licensed water treatment facility on Long Island that is capable of treating and discharging petroleum impacted water into the sanitary sewer system. Since the acquisition management has expanded the NYS DEC permit and is able to accept other waste water streams other than petroleum impacted water. AWWT's President, Patricia Werner-Els, was selected as an EPA Panel member for water treatment technology and our technology has been highlighted in North Eastern Driller Magazine.

CUSTOMERS

AWWT's current customers include major oil companies, petroleum marketers, jobbers, municipal entities, school districts, industrial facilities and other businesses which regularly have water accumulation within their underground storage tanks.

COMPETITION

There are many firms operating within the waste water remediation services industry. They can be broken out into the following categories: (1) Design and build firms, which consists of consulting, engineering and construction companies who build waste water treatment facilities to cater to specific remediation needs, (2) Utilities and other treatment operators, which consists of businesses that produce waste water and seek to have an off or on-site remediation strategy for their waste water add (3) Wastewater equipment vendors, which consists of businesses selling pre-made wastewater treatment solutions. AWWT seeks to compete in all of these areas by continuing to operate its wastewater treatment plant in Farmingdale, NY and by utilizing its license to treat wastewater treatment streams at their source with electrocoagulation ("EC") technology.

AWWT has a geographic advantage as carriers of impacted water that operate on Long Island are not required to pay tolls or drive substantial distances to discharge their water at AWWT's facility. Management recently signed an expanded licensing agreement with H2O Tech, Inc. to use their EC technology. The EC technology provides for a non-chemical, green water treatment technology for agricultural, municipal, industrial and frack water. The Company has been marketing its service throughout the Marcellus and Utica shales and to selected water users in agricultural, municipal and industrial applications.

Since AWWT is currently a single wastewater treatment facility, working with clients in the Northeast as opposed to national accounts, our main competitors serve the same target market; local regulatory authorities, consultants, engineers, and municipalities.

These local competitors include such companies as:

Advanced Waste Services
Aquatech
Clear Flo Technologies
Paradise Energy, Inc.
Lorco Petroleum Service

AWWT operates in a highly regulated industry. This type of regulation directly affects the type of customers and wastewater AWWT can deal with. The U.S. government has shown an increased willingness to enact and enforce environmental regulations and has set ambitious targets in areas such as renewable energy and provisions of clean water. Because of this, AWWT is able to capitalize on new opportunities as legislation adapts to the changing environment.

In addition to municipal, industrial and agricultural markets, AWWT intends to become a full service environmental treatment provider for large scale fracking projects providing residual waste processing services, on-site mobile wastewater treatment units and turn key solutions for wastewater disposal or reuse. AWWT is currently working to solidify a relationship and is exploring a wastewater treatment opportunity with a major driller in the Marcellus Shale. AWWT will utilize key resources within the Joint Land Owners Coalition of New York as well as other environmentalist organizations to strategically position the Company. Management believes that water recycling is a standard that will be adopted by most industrial countries throughout the world in order to maintain fresh water supplies for their populations. EC technology can facilitate the attainment of this standard.

PERSONNEL

AWWT currently has 3 full time employees and believes that its employee relations are good. Ms. Patricia Werner-Els serves as the President of AWWT.

                              TYREE HOLDINGS CORP.

OVERVIEW

Tyree Holdings  Corp., a Delaware  corporation,  was  incorporated on January 7,
2008.

On January 17, 2008, Tyree Holdings Corp. ("Tyree") acquired certain business assets and assumed certain liabilities of Tyree's predecessor companies, which have continuously operated since 1930. Tyree is currently one of the largest multi-faceted retail petroleum and environmental services providers of the Northeast and Mid-Atlantic regions of the United States. Tyree Holdings Corp. services over 3,000 gas stations from Maine to Maryland. Headquartered in Mt. Laurel, New Jersey, Tyree has additional locations in New York, Connecticut, Pennsylvania and Massachusetts.

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

Tyree is organized into three primary business units including Maintenance, Environmental/ Compliance/ Engineering and Construction. The Maintenance business unit accounts for approximately 38% of sales and performs the associated maintenance tasks needed to keep a gasoline service station in operation. The Maintenance business unit performs about 50,000 service calls per year; the Environmental, Compliance and Engineering business unit accounts for 36% of sales and performs the remediation services needed to clean ground water and soil at sites where petroleum releases have occurred. The Environmental, Compliance and Engineering business unit has about 350 locations in its portfolio; the Construction business unit accounts for 25% of sales and manages 10 - 12 construction crews throughout the year. Its primary focus is the removal and installation of petroleum storage and delivery systems; the remaining 1% of sales is related to Manufacturing and International sales consisting of parts distribution and professional services.

To better secure its position in the northeast, Tyree is aggressively attempting to expand its current customer base and increase market share. A two-fold approach is being rolled out involving improved organic growth and acquisitions. In 2012, Tyree employee training coupled with capital investment in technology, is being employed to target improved customer service. Tyree will also seek to merge with or acquire one or two companies that would strategically improve its service capability and yield top and bottom line improvements.

CUSTOMERS

Tyree's customers fall into four main categories:

     1. Traditional Oil Companies, including Getty Marketing, Getty Realty, Gulf/Cumberland Farms, Hess, Exxon, Shell, BP and Sunoco. Contracts are typically multi-year and services are being provided by all Tyree business units. This class of customer represents approximately 60% of the company's total sales. Tyree has established strong client relationships. The largest contracts are with Getty Marketing, which accounts for approximately 39% of sales and Gulf/Cumberland Farms, which accounts for approximately 18% of sales.

     2. Oil Company Jobber/Distributors, including Arfa, Atlantic Management, Capitol Petroleum, Leon Petroleum, Green Valley and Wholesale Fuels. Contracts are typically multi-year and services are being provided by all Tyree business units. This class is growing as the Traditional Oil Companies divest sites and represents approximately 15% of sales.

     3. Prime Contractors, including GES, Kleinfelder, LIRO, Skanska, Whiting Turner, and Tanknology. Contracts are typically job specific and the result of being awarded a competitively bid project. Projects may be large and carryover from year to year. This class of customer represents approximately 15% of sales.

     4. "One off" contracts, including various local and state governmental agencies, private and public sector companies and agencies. Contracts are typically job specific and the result of being awarded a competitively bid project. This class of customer represents approximately 10% of sales.

COMPETITION

Tyree's competition varies significantly by business unit and can be divided into two segments: (i) Environmental and Compliance services and (ii) Pump & Tank construction and maintenance services. The Environmental and Compliance services segment includes professional services companies that tend to compete throughout the marketplace. There are only a small number of competitors in Tyree's market area and includes companies such as Delta Environmental, GES, SAIC and Tanknology. The Pump & Tank service providers tend to be comprised of smaller, privately owned companies that are very competitive in their respective geographies. However, they tend not to stray from their immediate market area. Many of these companies have been weakened by the recent economic slowdown. The larger companies in Tyree's market area include Jones and Frank, LLC, Island Pump & Tank, Fenley & Nicol Environmental, and Gem Star Construction in the New York City/ Long Island area, Salamone Bros., Inc in New Jersey, and Gateway Petroleum in the Philadelphia area.

PERSONNEL

Tyree currently has 139 full-time employees and 4 part time employees, some of whom are represented by six different collective bargaining agreements. Labor contracts expired on December 31, 2012 for five of the six bargaining units. Tyree management has negotiated settlements with Local Union 99, Local Union 138 and Local Union 355. Tyree management continues to negotiate with Local Union 1, Local Union 25 and Local Union 200 over unpaid benefits that are due and owing to each of the respective unions. Tyree management does not dispute that benefits are due and owing to Local Union 200 and Local Union 1, respectively. The Local 200 and 1 Unions have filed suit in district court and with the National Labor Relations Board to enforce their rights as to the unpaid benefit. Tyree management is seeking to settle the cases by agreeing to multi-year payment plans. Notwithstanding the foregoing, management believes that its employee relations are good.

Tyree's executive officers Steven F. Tyree, who serves as the President and Chief Operating Officer, William M. Tyree, who serves as Vice-President of Business Development and Robert L. Olson, who serves as Chief Financial Officer.

DISCONTINUED OPERATIONS

On June 30, 2011, management elected to discontinue the operations of Masonry Supply Holding Corp. and Tulare Frozen Foods, LLC. On September 30, 2011, management elected to discontinue the operations of Epic Sports International, Inc. (See Item 7 below).

In accordance with Generally Accepted Accounting Principles of the United States of America ("GAAP"), the combined results of Masonry Supply Holding Corp., Tulare Frozen Foods, LLC and Epic Sports International, Inc. have been presented on our financial statements as discontinued operations. As of December 31, 2012, the assets of Tulare and Epic have been liquidated. The only remaining asset of Masonry is approximately $424,000 in escrow as related to the foreclosure of the property.

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

Certain brands were owned by Amincor, Inc. as a result of defaults by Whaling Distributors, Inc. and Caffeine Culture, Inc. Amincor, Inc. through a series of assignments, acquired the right, title and interest in the following trademarks as recorded with the USPTO:

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

In January 2012, Amincor assigned all of its worldwide right, title and interest in and to the "Caffeine" trademark, serial numbers 77 709 244 and 77 979 922, to a certain individual, as settlement in full for certain previous obligations.

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

Our officers and directors directly own 6,610,934 shares of the total of 7,663,023 issued and outstanding Class A voting shares of our common stock (or approximately 86% of our outstanding voting stock) and are in a position to continue to control us. Such control enables our officers and directors to control all important decisions relating to the direction and operations of the Company without the input of our investors. Moreover, investors will not be able to effect a change in our Board of Directors, business or management.

OUR CLASS A COMMON AND CLASS B COMMON SHARES ARE NOW QUOTED ON THE OVER THE COUNTER BULLETIN BOARD UNDER THE SYMBOLS "AMNC" AND "AMNCB", RESPECTIVELY.

While the shares are now quoted on the Over the Counter Bulletin Board, until there is an established trading market, holders of our common stock may find it difficult to sell their stock or to obtain accurate quotations for the price of the common stock. Even if a market for our common stock does develop, our stock price may be volatile, and such market may not be sustained.

BROKER-DEALERS MAY BE DISCOURAGED FROM EFFECTING TRANSACTIONS IN OUR SHARES BECAUSE THEY MAY BE CONSIDERED PENNY STOCKS AND MAY BE SUBJECT TO THE PENNY STOCK RULES.

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), impose sales practice and disclosure requirements on broker-dealers who make a market in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges). On the Over-the-Counter Bulletin Board, our stock may be considered a "penny stock." Purchases and sales of our shares are generally facilitated by broker-dealers who act as market makers for our shares.

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

We are authorized to issue up to 22,000,000 shares of Class A voting common stock and 40,000,000 shares or Class B non-voting common stock and 3,000,000 shares of Preferred Stock. At present, there are 7,663,023 Class A common shares and 21,286,344 Class B common shares and 1,752,823 shares of Preferred Stock issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of Class A common stock without the consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their percentage of ownership in the future.

Moreover, the conversion of our Preferred shares after January 1, 2011 on the basis of ten Class B Common Shares for each Preferred Share would result in dilution to our current holders of common stock and once our common stock is trading could cause a significant decline in the market price for our common stock.

As of the date of this filing, there were 55 Class A stockholders of record, owning all of the 7,663,023 issued and outstanding shares of our Class A common stock; there were 88 institutional shareholders of record owning all of the 21,286,344 issued and outstanding shares of our Class B non-voting common stock and there were 36 institutional shareholders of record owning all of the 1,752,823 issued and outstanding shares of our Preferred Stock.

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

            GENERAL RISK FACTORS RELATING TO AMINCORI'S SUBSIDIARIES

AMINCOR NEEDS ADDITIONAL CAPITAL IN THE FUTURE TO FUND THE OPERATIONS AND GROWTH OF OUR SUBSIDIARY COMPANIES AND THIS NEW CAPITAL MAY NOT BE AVAILABLE. IN THE EVENT SUCH ADDITIONAL CAPITAL IS NOT AVAILABLE, AMINCOR MAY NEED TO FILE FOR BANKRUPTCY PROTECTION.

Amincor's Management is working to secure additional available capital resources and turnaround the subsidiary companies to generate operating income. Amincor may raise additional funds through public or private debt or equity financings. However, there can be no assurance that such resources will be sufficient to fund the operations of Amincor or the long-term growth of the subsidiaries businesses. Amincor cannot assure investors that any additional financing will be available on favorable terms, or at all. Without additional capital resources, Amincor may not be able to continue to operate, take advantage of unanticipated opportunities, develop new products or otherwise respond to competitive pressures, and be forced to curtail its business, liquidate assets and/or file for bankruptcy protection. In any such case, its business, operating results or financial condition would be materially adversely affected.

Amincor's independent registered public accounting firm has expressed substantial doubt about Amincor's ability to continue as a going concern in the audit report on the Company's audited financial statements for the three fiscal years ended December 31, 2012 included herein. (See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations")

OUR ABILITY TO RETAIN KEY PERSONNEL IN EACH OF OPERATING SUBSIDIARIES WILL BE AN IMPORTANT FACTOR IN THE SUCCESS OF OUR BUSINESS AND A FAILURE TO RETAIN KEY PERSONNEL MAY RESULT IN OUR INABILITY TO MANAGE AND IMPLEMENT OUR BUSINESS PLAN.

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

                   RISK FACTORS AFFECTING BAKER'S PRIDE, INC.

ON OCTOBER 31, 2012, BAKER'S PRIDE, INC. ("BPI") LOST ITS PRIMARY CUSTOMER. THE LOSS OF THIS CUSTOMER ADVERSELY AFFECTED OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION, AND PROFITABILITY.

Aldi, Inc. accounted for 89.5%, 92.1% and 100.0% of revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

BPI was advised verbally on July 12, 2012 and by written notice on July 16, 2012 that effective October 31, 2012, Aldi, Inc., BPI's most significant customer, would be terminating BPI as a supplier to Aldi, Inc. due to BPI's inability to meet certain pricing, cost and product offering needs. The loss of Aldi, Inc. has had a materially adverse effect on BPI's results of operations and financial condition in 2012 and in 2013 up to the date of this report.

DEPENDENCE ON KEY PERSONNEL.

BPI's success depends to an extent upon the performance of its management team, which includes Robert Brookhart, who is responsible for all operations and sales of the business. The loss or unavailability of Mr. Brookhart could adversely affect its business and prospects and operating results and/or financial condition.

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

LOSS OF  FACILITIES  COULD  ADVERSELY  AFFECT BPI'S  FINANCIAL  AND  OPERATIONAL
RESULTS.

BPI currently has two production facilities: the Jefferson Street Bakery and the Mt. Pleasant Street Bakery. The loss of either of these facilities could have an adverse impact on BPI's operations, financial condition and results of operations.

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

               RISK FACTORS AFFECTING ENVIRONMENTAL HOLDINGS CORP.

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

AWWT'S  RESULTS  MAY  FLUCTUATE  DUE  TO  CERTAIN   REGULATORY,   MARKETING  AND
COMPETITIVE FACTORS OVER WHICH AWWT HAS LITTLE OR NO CONTROL.

The factors listed below are outside of AWWT's control and may cause AWWT's revenues and result of operations to fluctuate significantly, including, but not limited to: (i) actions taken by regulatory bodies relating to the verification and certification of AWWT products/services; (ii) the timing and size of customer purchases; and (iii) customer and/or distributors concerns about the stability of AWWT's business which could cause them to seek alternatives to AWWT products/services.

AWWT  FACES   CONSTANT   CHANGES  IN   GOVERNMENTAL   STANDARDS   BY  WHICH  ITS
PRODUCTS/SERVICES ARE EVALUATED.

AWWT believes that due to the constant focus on the environmental standards throughout the world, EQS may be required in the future to adhere to new and more stringent government regulations. Governmental agencies constantly seek to improve standards required for verification and/or certification of products and/or services. In the event AWWT's products/services fail to meet these ever changing standards, some or all of its products/services may become obsolete or de-listed from government verification having a direct negative effect on AWWT's ability to generate revenue and remain profitable.

DEPENDENCE ON KEY PERSONNEL HOLDING LICENSES, PERMITS AND CERTIFICATIONS.

AWWT's success depends to an extent upon the performance of its employees, some of whom hold certain licenses, permits and certifications, including, but not limited to Ms. Patricia Werner - Els. The loss or inability to replace these employees holding the licenses, permits or certifications necessary to conduct AWWT's business, could adversely affect its business and prospects and operating results and/or financial condition. Additionally, AWWT holds a license for patented electrocoagulation technologies, which is critical to its business operations. The loss of this license could adversely affect its business and prospects and operating results and/or financial condition

                   RISK FACTORS AFFECTING TYREE HOLDINGS CORP.

TYREE NEEDS ADDITIONAL CAPITAL TO FUND THE OPERATIONS AND GROWTH OF THE COMPANY AND THIS NEW CAPITAL MAY NOT BE AVAILABLE. IN THE EVENT SUCH ADDITIONAL CAPITAL IS NOT AVAILABLE, TYREE MAY NEED TO FILE FOR BANKRUPTCY PROTECTION.

Tyree management is working to secure additional available capital resources and turnaround Tyree's operations to generate operating income. However, without additional capital resources, Tyree may not be able to continue to operate and may be forced to curtail its business, liquidate assets and/or file for bankruptcy protection. In any such case, its business, operating results or financial condition would be materially adversely affected.

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

d) Environmental Quality Services, Inc.'s offices are located at 208 Route 109, Farmingdale, NY under a lease agreement. Environmental Quality Services, Inc. believes that this property is currently suitable for its operations.

e) Advanced Waste & Water Technology, Inc.'s offices are located at 208 Route 109, Farmingdale, NY under a lease agreement. Advanced Waste & Water Technology, Inc. believes that this property is currently suitable for its operations.

ITEM 3. LEGAL PROCEEDINGS

In early 2011, counsel for the former President of Imperia Masonry Supply Corp. indicated intent to file suit against Imperia Masonry Supply Corp. The allegations of such potential action are unknown to management at this point. To date, no litigation regarding this matter has been filed. The Company will disclose any litigation which results in the future. Management believes any claims made by the former President will be deemed frivolous and will have little or no impact on Imperia Masonry Supply Corp. or Amincor, Inc.

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

As of the report date, title to the Property has been transferred to Amincor Other Assets, Inc., and the issuance of the deed is pending completion of filling with the Westchester County Clerk.

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

On September 28, 2012, Sean Frost ("Frost") filed a Complaint to Compel Arbitration Regarding Breach of Employment Contract and Related Breach of Labor Code Claims and For an Award of Compensatory Damages in the Superior Court of the State of California, County of San Diego against Epic Sports International Inc., Amincor, Inc. and Joseph Ingrassia (collectively, the "Defendants"). The first cause of action is a petition to compel arbitration for unpaid compensation and benefits pursuant to Frost's employment agreement. The second cause of action is for breach of contract for alleged non-payment of expenses, vacation days and assumption of certain debts. The third cause of action is for violation of the California Labor Code for failure to pay wages due and owing. Frost is seeking among other things, damages, attorneys' fees and costs and expenses. Defendants believe that this lawsuit has no merit or basis and intend to vigorously defend.

As of the date of this filing, Tyree management has negotiated settlements with Local Union 99, Local Union 138 and Local Union 355. Tyree management continues to negotiate with Local Union 1, Local Union 25, and Local Union 200 over unpaid benefits that are due and owing to each of the respective unions. Tyree records indicate approximately $1,100,000 of unpaid benefits due. Tyree management does not dispute that benefits are due and owing to the respective unions, however, settlement and payment plan discussions are ongoing. The Local Union 1 and Local Union 200 have each filed suit in the United States District Court Eastern District of New York to enforce their rights as to the unpaid benefits due and owing from Tyree, and as guarantor of certain amounts due and owing, Amincor, Inc. is also a named party in these lawsuits. Local Union 200 has also filed a claim with the National Labor Relations Board.

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

ITEM 4. MINE SAFETY DISCLOSURES

N/A

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our Class A Common and Class B Common shares are now quoted on the Over the Counter Bulletin Board under the symbols "AMNC" and "AMNCB", respectively. While the shares are now quoted on the Over the Counter Bulletin Board, until there is an established trading market, holders of our common stock may find it difficult to sell their stock or to obtain accurate quotations for the price of the common stock. Registrant is currently working with Janney Montgomery Scott to facilitate the depositing of shares by shareholders into trading accounts in order to create the ability to buy and sells shares on the market, with Janney Montgomery Scott acting as a market maker.

HOLDERS

As of April 17, 2013, there were 55 Class A stockholders of record, owning all of the 7,663,023 issued and outstanding shares of our Class A common stock; there were 88 institutional shareholders of record owning all of the 21,286,344 issued and outstanding shares of our Class B non-voting common stock and there were 36 institutional shareholders of record owning all of the 1,752,823 issued and outstanding shares of our Preferred Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data derived from the audited consolidated financials of the Company for the five years ended December 31, 2012 and should be read in conjunction with those statements, which are included in this Annual Report on Form 10-K. The consolidated or combined financial statements have been audited by Rosen Seymour Shapss Martin & Company LLP.

                                                                        Year Ended December 31,
                                        -------------------------------------------------------------------------------------
                                            2012              2011              2010              2009               2008
                                        -------------     -------------     ------------      -------------      ------------
                                        (consolidated)    (consolidated)     (combined)        (combined)         (combined)
Net revenues                            $  52,266,698     $  62,297,683     $ 66,916,423      $  70,894,139      $ 61,762,727
                                        =============     =============     ============      =============      ============

(Loss) income from operations           $  (9,923,814)    $ (13,371,286)    $   (207,962)     $     336,131      $    605,980
                                        =============     =============     ============      =============      ============

Net loss from continuing operations     $ (32,029,135)    $ (13,999,593)    $   (441,097)     $  (1,522,066)     $ (1,838,618)
                                        =============     =============     ============      =============      ============

Loss from discontinued operations       $  (1,131,348)    $  (9,059,608)    $ (6,534,123)     $  (9,926,064)     $ (9,220,795)
                                        =============     =============     ============      =============      ============

Net loss                                $ (33,160,483)    $ (23,059,201)    $ (6,975,220)     $ (11,448,130)     $(11,059,413)
                                        =============     =============     ============      =============      ============
Net loss attributable to Amincor
 shareholders                           $ (32,448,552)    $ (21,962,851)    $ (6,704,450)     $ (10,805,987)     $(10,495,802)
                                        =============     =============     ============      =============      ============
Per share information -
basic and diluted:

Net loss from continuing operations     $       (1.11)    $       (0.49)    $      (0.02)     $       (0.05)     $      (0.09)
                                        =============     =============     ============      =============      ============
Net loss attributable to Amincor
 shareholders                           $       (1.13)    $       (0.76)    $      (0.23)     $       (0.39)     $      (0.54)
                                        =============     =============     ============      =============      ============
Weighted average shares outstanding -
 basic and diluted                         28,724,218        28,723,599       28,723,599         27,770,797        19,403,182
                                        =============     =============     ============      =============      ============
Balance sheet data:

Total assets                            $  35,427,141     $  62,201,251     $ 80,418,374      $  86,903,280      $ 90,306,684
                                        =============     =============     ============      =============      ============

Total long-term obligations             $   2,980,514     $   3,448,135     $  2,343,141      $   2,234,273      $  5,062,135
                                        =============     =============     ============      =============      ============

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

                          AMINCOR (CONSOLIDATED BASIS)

GOING CONCERN / LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2012, cash flows provided by operating activities from continuing operations were $2,835,410. This was principally due to a net loss from continuing operations of $32,029,135 which was partially offset by an impairment of goodwill and intangible assets of approximately $21.4 million, an increase in accounts payable of approximately $5.7 million, a decrease in accounts receivable of approximately $2.7 million and add backs for depreciation and amortization of intangible assets of approximately $1.6 million and $1.5 million, respectively. The net loss from continuing operations is discussed in greater detail in the results from operations for the years ended December 30, 2012 and 2011 section of this MD&A.

For the year ended December 31, 2012, cash flows used in investing activities from continuing operations of $3,282,957 were primarily due to the purchase of additional plant, machinery and equipment at Baker's Pride, Inc.'s subsidiary Mt. Pleasant Street Bakery, Inc.

For the year ended December 31, 2012, cash flows used in by financing activities from continuing operations of $137,363 was primarily due to payments made on assumed liabilities for Tyree.

For the year ended December 31, 2012, total cash flows used in discontinued operations was $341,602. Cash used in discontinued operations was primarily related to the winding down of entities classified as discontinued operations.

The accompanying consolidated or combined financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying consolidated or combined financial statements, we recorded a net loss from continuing operations of $32,029,135 for the year ended December 31, 2012. We had a working capital deficit of

$21,092,591 and an accumulated deficit of $84,342,834 as of December 31, 2012. The results of the Company's cash flows from continuing operations for the year ended December 31, 2012 have been adversely impacted by the customer slowdown in infrastructure capital expenditures caused by the general downturn of the economic conditions and cash flow issues related to major customers. The Company has discontinued operations of IMSC, Tulare and ESI in 2011 which had significant negative impact on the Company's cash flows in 2011. The Company's primary focus is to achieve profitable operations and positive cash flow of its operations of its long established niche businesses - Tyree and Baker's Pride.

Our auditors, Rosen Seymour Shapss Martin & Company LLP, have stated in their audit report that there is substantial doubt on the Company's ability to continue operations as a going concern due to our recurring net losses from operations, and the Company having a significant negative working capital. Our ability to continue as a going concern is dependent upon our capability to raise additional funds through debt and equity financing, and to achieve profitable operations. Our plans to continue as a going concern and to achieve a profitable level of operations are as follows:

With respect to BPI, management has successfully negotiated a contract for co-packing frozen donut products to one of the worlds largest family owned food companies which is a global supplier to the food service and in store bakery retail industries. Management believes that this contract will pave the way for additional contracts from other significant food companies in addition to increased business from the newly acquired customer. BPI has entered the frozen segment and is also positioning itself to enter back into the fresh bread manufacturing industry by placing significant and competitive bids to strategic players within the fresh bread markets. Management believes that by September of 2013, the Mt. Pleasant Street facility and the Jefferson Street facility will be operationally capable of supporting itself on its internally generated cash flows. Management has had verbal conversations with its lender, Central State Bank, regarding the bridge loan financing which will allow for BPI to extend its interest only financing on the new donut equipment until such time that BPI is able through its cash flow to make principal payments.

With respect to Tyree, management is projecting an increase in its environmental business through the end of 2013 and 2014. Tyree's ability to succeed in securing additional environmental business depends on the ability of one of Tyree's primary customers to secure remediation work by bidding environmental liabilities currently present on gasoline stations and referring this work to Tyree. Management is in the process of evaluating the profitability of Tyree's other divisions and intends to continue these operations provided that they continue to be profitable. In addition, Tyree's management believes that it is currently holding greater level of inventory than is necessary for operations and will seek to liquidate or cease additional purchases of similar inventory on a going forward basis. Management intends to utilize cash flows generated from this decrease in inventory as additional working capital.

Tyree's management is working to secure additional available capital resources and turnaround Tyree's operations to generate operating income. As of December 31, 2012, Tyree has a working capital deficit of approximately $10.5 million (excluding amounts due to its Parent Amincor) and recorded a net loss of approximately $15.4 million for the year ended December 31, 2012. Tyree has entered into settlement agreements and continues to negotiate with creditors to pay off its outstanding debt obligations. However, without additional capital resources, Tyree may not be able to continue to operate and may be forced to curtail its business, liquidate assets and/file for bankruptcy protection. In any such case, its business, operating results or financial condition would be materially adversely affected.

With respect to EHC, one of EQS' managers has signed a letter of intent to purchase EQS in exchange for the assumption of the accounts payable and a $500,000 note to Amincor Other Assets, Inc. which is collateralized with a secured lien on all of the lab equipment of EQS. Management believes that this will increase the cash flows of EHC as EQS had historically received cash to cover expenses for operations from its sister company, AWWT. AWWT has recently signed a licensing agreement with a Denver based water technology company which will allow AWWT to sell waste water treatment equipment to large municipal, industrial, agricultural and commercial generators of waste water. Management is currently in discussion with multiple customers in this market and believes that there is a significant opportunity for consistent and reliable cash flows from placing systems in use with these customers.

With respect to Amincor Other Assets, there are significant assets currently residing on Amincor Other Asset's balance sheet related to the discontinued operations of Imperia and Tulare in addition to assets held for sale. Management intends to liquidate these assets as soon as they are able to do so profitably. Management believes there is more value in these assets than is currently shown on our balance sheet and an attempt to liquidate these assets quickly will decrease their value to, or below, what is currently showing on our balance sheet. In the meantime, management is utilizing these assets to the best of their ability by offsetting the costs associated with owning those assets by generating income from renting these properties out when possible.

With respect to Amincor, Inc.'s corporate offices, Management continues to seek new financing from a financial institution in order to provide more working capital to its subsidiary companies. Management has had discussions with many financial institutions of different types and has narrowed down eligible candidates to only a few. Management expects that by executing on the above plans for the subsidiary companies and by acquiring new financing for working capital for its subsidiary companies, Baker's Pride, Tyree and AWWT will become profitable and be able to generate enough internal cash flow to operate independently of one another.

CONTINGENT LIABILITIES:

ESI

The Volkl license agreement was terminated in September 2011 and concurrently the Strategic Alliance Agreement with Samsung America CT, Inc. ("Samsung") was also terminated. Volkl is seeking a $400,000 royalty payment. ESI has initiated counterclaims against the various parties, including but not limited to Samsung, seeking damages for, including but not limited to infringement, improper use of company assets and breach of fiduciary duty. The counterclaim against Samsung has been settled and ESI has moved to have Samsung dismissed Samsung from any further claims.

Volkl was successful in obtaining a judgment against ESI and a confirmation of the Arbitration is presently pending in Federal Court. Management believes that this matter and the Frost matter below will eventually be settled out of court for less than the royalty and damages amounts sought.

On September 28, 2012, Sean Frost ("Frost"), the former President of ESI, filed a Complaint to Compel Arbitration Regarding Breach of Employment Contract and Related Breach of Labor Code Claims and For an Award of Compensatory Damages in the Superior Court of the State of California, County of San Diego against Epic Sports International Inc., Amincor, Inc. and Joseph Ingrassia (collectively, the "Defendants"). The first cause of action is a petition to compel arbitration for unpaid compensation and benefits pursuant to Frost's employment agreement. The second cause of action is for breach of contract for alleged non-payment of expenses, vacation days and assumption of certain debts. The third cause of action is for violation of the California Labor Code for failure to pay wages due and owing. Frost is seeking among other things, damages, attorneys' fees and costs and expenses.

As of the date this filing, the case continues to be litigated and Management will update accordingly.

TYREE

One of Tyree's largest customers, Getty Petroleum Marketing, Inc. ("GPMI") filed for bankruptcy protection on December 5, 2011. As of that date, Tyree had a pre-petition receivable of $1,515,401.27. Additionally, Tyree has a post-petition administrative claim for $593,709.20. A Proof of Claim was filed with the Bankruptcy court on Tuesday, April 10, 2012. On August 27, 2012, the United States Bankruptcy Court for the Southern District of New York confirmed GPMI's Chapter 11 plan of liquidation offered by its unsecured creditors committee, overruling the remaining objections. The plan provides for all of the debtors' property to be liquidated over time and for the proceeds to be allocated to creditors. Any assets not distributed by the effective date will be held by a liquidating trust and administered by a liquidation trustee, who will be responsible for liquidating assets, resolving disputed claims, making distributions, pursuing reserved causes of action and winding up GPMI's affairs. As an unsecured creditor, Tyree may never collect or may only collect a small percentage of the pre and post petition amounts owed. To date, Tyree has not be notified of any intent by the United States Bankruptcy Court for the Southern District of New York to claw back any amounts paid to Tyree pre-petition.

Tyree management has negotiated settlements with Local Union 99, Local Union 138 and Local Union 355. Tyree management continues to negotiate with Local Union 1, Local Union 25, and Local Union 200 over unpaid benefits that are due and owing to each of the respective unions. Tyree records indicate approximately $1,100,000 of unpaid benefits due. Tyree management does not dispute that benefits are due and owing to the respective unions, however, settlement and payment plan discussions are ongoing. The Local Union 1 and Local Union 200 have each filed suit in the United States District Court Eastern District of New York to enforce their rights as to the unpaid benefits due and owing from Tyree, and as guarantor of certain amounts due and owing, Amincor, Inc. is also a named party in these lawsuits. Local Union 200 has also filed a claim with the National Labor Relations Board.

A variety of unsecured vendors have filed suit for non-payment of outstanding invoices, as noted in Tyree's financial statements under accounts payable and notes payable. Each of these actions is handled on a case by case basis, with settlement and payment plan.

BPI

In connection with Baker's Pride's USDA loan application, BPI had Environmental Site Assessments done on the property where the Mt. Pleasant Street Bakery, Inc. resides as required by BPI's prospective lender. A Phase II Environmental Site Assessment was completed on October 31, 2011 and was submitted to the Iowa Department of Natural Resources ("IDNR") for their review. IDNR requested that a Tier Two Site Cleanup Report ("Tier Two") be issued and completed in order to better understand what environmental hazards exist on the property. The Tier Two was completed on February 3, 2012 and was submitted to IDNR for further review. Management's latest correspondence with IDNR, dated March 21, 2012, required revisions to the Tier Two to be in compliance with IDNR's regulations. Management has retained the necessary environmental consultants to become compliant with IDNR's request. Due to the nature of the liability, the remediation work is 100% eligible for refund from INDR's Innocent Landowner Fund. As such there is no direct liability related to the clean up of the hazard.

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

RESULTS FROM OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NET REVENUES

Net revenues for the year ended December 31, 2012 totaled $52,266,698 as compared to net revenues of $62,297,683 for the year ended December 31, 2011, a decrease in net revenues of $10,030,985 or approximately 16.1%. The primary reason for the decrease in net revenues is related to Tyree's and BPI's operations. Tyree's net revenues decreased by approximately $8.8 million and BPI's net revenues decreased by approximately $1.4 million during the year ended December 31, 2012. A detailed analysis of each subsidiary company's individual net revenues can be found within their respective MD&A sections of this Form 10-K.

COST OF REVENUES

Cost of revenues for the year ended December 31, 2012 totaled $43,158,511 or approximately 82.6% of net revenues as compared to $48,305,007 or approximately 77.5% of net revenues for the year ended December 31, 2011. The primary reason for the increase in cost of revenues as a percentage of net revenues is related to Tyree's operations. Tyree's cost of revenues was 85.3% of Tyree's net revenues for the year ended December 31, 2012 as compared to 79.3% of Tyree's net revenues for the year ended December 31, 2011. A detailed analysis of each subsidiary company's individual cost of revenues can be found within their respective MD&A sections of this Form 10-K.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses for the year ended December 31, 2012 totaled $19,032,001 as compared to $27,363,962 for the year ended December 31, 2011, a decrease in operating expenses of $8,331,961 or approximately 30.4%. The primary reason for the decrease in SG&A expenses was related to Amincor's corporate operations and Tyree's operations. Amincor's corporate operating expenses decreased by approximately $3.5 million due to management fees paid for the same amount during the year ended December 31, 2011 that were not incurred during the year ended December 31, 2012. Tyree's operating expenses decreased by $4.3 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011. A detailed analysis of each subsidiary company's individual operating expenses can be found within their respective MD&A sections of this Form 10-K.

LOSS FROM OPERATIONS

Loss from operations for the year ended December 31, 2012 totaled $9,923,814 as compared to $13,371,286 for the year ended December 31, 2011, a decrease increase in loss from operations of $3,447,472 or approximately 25.8%. The primary reason for the decrease in loss from operations is related to the decrease in operating expenses as noted above.

OTHER EXPENSES (INCOME)

Other expenses for the year ended December 31, 2012 totaled $22,105,321 as compared to $628,307 for the year ended December 31, 2011, an increase in other expenses of $21,477,014. The primary reason for the increase in other expenses is related to the impairment of goodwill and intangible assets related to BPI, Tyree and EQS of approximately $21.4 million.

NET LOSS FROM CONTINUING OPERATIONS

Net loss from continuing operations totaled $32,029,135 for the year ended December 31, 2012 as compared to $13,999,593 for the year ended December 31, 2011, an increase in net loss from continuing operations of $18,029,542. The primary reason for the increase in net loss from continuing operations is related to the impairment of goodwill and intangible assets related to BPI, Tyree and EQS of approximately $21.4 million.

LOSS FROM DISCONTINUED OPERATIONS

Loss from discontinued operations totaled $1,131,348 for the year ended December 31, 2012 as compared to $9,059,608 for the year ended December 31, 2011, a decrease in loss from discontinued operations of $7,928,260 or approximately 87.5%. Management discontinued the operations of the following companies in 2011
- Masonry and Tulare as of June 30, 2011 and ESI as of September 30, 2011. As such, Masonry and Tulare were operating entities for the six months ended June 30, 2011 and ESI was an operating entity for the nine months ended September 30, 2011, as compared to winding down of these companies in 2012. The net loss of Masonry was $283,847 for the year ended December 31, 2012 as compared to $3,918,111 for the year ended December 31, 2011, a decrease in net loss of $3,634,264 or approximately 81.8%. The net loss of Tulare was $546,483 for the year ended December 31, 2012 as compared to $3,001,639 for the year ended December 31, 2011, a decrease in net loss of $2,455,156 or approximately 92.8%. The net loss of ESI was $37,582 for the year ended December 31, 2012 as compared to $626,677 for the year ended December 31, 2011, a decrease in net loss of $583,207 or approximately 94.0%. The remainder of the loss from discontinued operations was related to Amincor Other Assets and Amincor, Inc. which had a combined net loss of $263,436 for the year ended December 31, 2012 as compared to $2,034,588 for the year ended December 31, 2011, a decrease in net loss of $1,771,152 or approximately 87.1%. The primary reason for the decreases in net loss in 2012 was due to the substantial write down of assets incurred during the year ended December 31, 2011.

NET LOSS

Net loss totaled $33,160,483 for the year ended December 31, 2012 as compared to $23,059,201 for the year ended December 31, 2011, an increase in net loss of $10,101,282 or approximately 43.8%. The primary reason for the increase in net loss in 2012 was due to the impairment of goodwill and intangible assets related to BPI, Tyree and EQS of approximately $21.4 million, the lower gross profit of approximately $4.9 million in 2012, which was partially offset by approximately

$7.9 million in higher discontinued losses in 2011 and by reductions in SG&A expenses of approximately $8.3 million.

RESULTS FROM OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses for the year ended December 31, 2011 totaled $27,363,962 compared to $15,718,378 for the year ended December 31, 2010, an increase in operating expenses of $11,645,584 or approximately 74.1%. The primary reason for the increase in operating expenses is related to the addition of Amincor's corporate operating expenses in addition to an intangible impairment on Tyree. Amincor's corporate operating expenses totaled approximately $10.0 million and the amortization of intangible assets was higher by $1,717,238 due to a reduction in the estimated lives of non-compete agreements with officers' of Tyree. A detailed analysis of each subsidiary company's individual operating expenses can be found within their respective management's discussions and analysis sections of this form 10-K.

LOSS FROM OPERATIONS

Loss from operations for the year ended December 31, 2011 totaled $13,371,286 as compared to loss from operations of $207,962 for the year ended December 31, 2010, an increase in loss from operations of $13,163,324. The primary reason for the increase in loss from operations is related to the decreases in net revenues and the increases in operating expenses as noted above.

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

LOSS FROM DISCONTINUED OPERATIONS

Loss from discontinued operations totaled $9,059,608 for the year ended December 31, 2011 compared to $6,534,123 for the year ended December 31, 2010, an increase in net loss of $2,525,485 or approximately 38.7%. The loss from discontinued operations related to Masonry Supply Holding Corp. was $3,918,111 for the year ended December 31, 2011 compared to $2,492,860 for the year ended December 31, 2010, an increase in net loss of $1,425,251 or approximately 57.2%. The primary reason for the increase in net loss was related to asset write downs associated with the discontinuation of Masonry, including a write off of its intangible assets, a write down of its property plant, and equipment to its expected net realizable value, a write down of inventory to its expected net realizable value and an increase in the reserve on Masonry's existing accounts receivable. The net loss from discontinued operations related to Tulare Frozen Foods, LLC was $3,001,639 for the year ended December 31, 2011 compared to a net loss of $2,718,529 for the year ended December 31, 2010, an increase in net loss of $283,110 or approximately 10.4%. The primary reason for the increase in net loss related to the operations of Tulare Frozen Foods, LLC was the inability of the Tulare to increase prices related to rising raw material costs. The net loss from discontinued operations related to ESI was $626,677 for the year ended December 31, 2011 compared to a net loss of $1,683,608 for the year ended December 31, 2010, a decrease in net loss of $1,056,931 or approximately 62.8%. The primary reasons for the decrease in net loss was due to overhead reductions related to marketing and promotions, a reduction in staff and reductions in third party consulting. The remainder of the net loss from discontinued operations related to Amincor Other Assets which was $2,034,588 for the year ended December 31, 2011, compared to $471,344 for the year ended December 31, 2010, an increase in net loss of $1,563,244 or approximately 331.7%. The primary reason for the increase in net loss was a $1.9 million impairment of property and equipment held for sale in Allentown, Pennsylvania in 2011.

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

Net revenues generated from Aldi comprised 89.5%, 92.1% and 100.0% of net revenues for the twelve months ended December 31, 2012, 2011 and 2010, respectively. All of the revenues generated from Aldi were generated from BPI's Jefferson Street facility. The balance of the net revenues was generated by BPI's South Street facility. On November 30, 2012, BPI terminated the equipment and facility lease which allowed for production at the South Street facility. It is management's intention to enter into a co-packing agreement for all of the products formerly produced internally with other bakeries in order to continue to provide the same product offerings without operating the facility. Management has moved all equipment owned but formerly residing at the South Street facility to the Mt. Pleasant Street facility. Management intends to return to its business plan of operating the Mt. Pleasant Street facility thereby reducing fixed overhead and variable costs by using cross trained personnel and providing its customer base the opportunity to purchase one, two or all three of its product types in less than trailer load quantities but obtain cost effective logistics through a combined load of all products offered by BPI.

Effective November 2, 2012, BPI has stopped production at the Jefferson Street facility. As such, there were layoffs of production personnel and wage reductions of remaining personnel in order to minimize losses until production resumes at the Jefferson Street facility. Production is currently underway with low volume regional companies with plans to increase product offerings and grow the business. Discussions are active for co-packing arrangements to enable BPI to broaden its offerings for new business opportunities. Discussions continue with major branded food products companies with BPI operating as the producer; however, as of the time of filing BPI has not yet secured a significant contract with a new bread customer but has secured a significant contract with a donut customer.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NET REVENUES

Net revenues for the year ended December 31, 2012 totaled $14,587,744 as compared to $15,968,945 for the year ended December 31, 2011, a decrease of $1,381,201 or approximately 8.6%. Revenues generated by the Jefferson Street facility were in excess of 90.0% of revenues for the years ended December 31, 2012 and 2011.

Bread sales for the year ended December 31, 2012 totaled $12,151,941 as compared to $13,565,216 for the year ended December 31, 2011, a decrease of $1,413,275 or approximately 10.4%. The primary reason for this decrease is the result of the termination of BPI's contract with Aldi on November 2, 2012.

Donut sales for the year ended December 31, 2012 totaled $954,039 as compared to $1,142,268 for the year ended December 31, 2011, a decrease of $188,229 or approximately 16.5%. The primary reason for this decrease is the result of the termination of BPI's contract with Aldi on November 2, 2012.

Cookie sales for the year ended December 31, 2012 totaled $1,481,764 as compared to $1,260,243 for the year ended December 31, 2011, an increase of $221,521 or approximately 17.6%. This increase was primarily due to the South Street Bakery facility beginning production in late August 2011 and as such, the year ended December 31, 2011 only reflects five months of operations.

COST OF REVENUES

Cost of revenues for the year ended December 31, 2012 totaled $11,165,230 or approximately 76.5% of net revenues as compared to $11,667,289 or approximately 73.1% for the year ended December 31, 2011, a decrease of $502,059 or approximately 4.3%. The Company had an 8.6% decrease in net revenues against a 4.3% decrease in cost of revenues in 2012, as compared to 2011.

Of this decrease of $502,059 in cost of revenues in 2012 for Baker's Pride, Inc., the South Street Bakery was responsible for $2,078,618 of the total cost of revenues with net revenues of $1,481,764. BPI's other operating unit, the Jefferson Street Bakery Inc., had net revenues of $13,100,658 and cost of revenues of $9,073,741. The balance of net revenues, $5,322, was generated by the Mt. Pleasant Street Bakery and is related to small donut orders received in the month of December. BPI has moved its purchased cookie machinery to its Mt. Pleasant Street facility where it will increase its efficiencies and facility utilization once it is able to offer cookie products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses for the year ended December 31, 2012 totaled $6,664,872 or approximately 45.7% of net revenues as compared to $4,853,875 or 30.4% for the year ended December 31, 2011, an increase of $1,810,997 or approximately 37.3%. The primary reason for this increase was the result of management fees paid to Amincor for approximately $2.6 million for the year ended December 31, 2012 that were only incurred in the month of December 2011 for the year ended December 31, 2011.

LOSS FROM OPERATIONS

Loss from operations for the year ended December 31, 2012 totaled $3,242,358 or approximately 22.2% of net revenue as compared to $552,219 or approximately 3.5% for the year ended December 31, 2011, an increase of $2,690,139. The increase in loss from operations was primarily due to the increases in cost of revenues and operating expenses as noted above.

OTHER EXPENSES (INCOME)

Other expenses (income) for the year ended December 31, 2012 totaled $13,397,372 or approximately 91.8% of net revenues as compared to $276,696 or approximately 1.7% of net revenues for the year ended December 31, 2011, an increase of $13,120,676. The primary reason for this increase in 2012 is due to the impairment of goodwill and intangible assets resulting from the loss of Aldi as a customer of approximately $12.6 million. The remaining increase is related to a higher interest expense due to a larger loan balance on BPI's working capital line and the 2012 bridge loan to purchase new equipment for the Mt. Pleasant Street facility.

NET LOSS

Net loss for the year ended December 31, 2012 totaled $16,639,730 as compared to $828,915 for the year ended December 31, 2011, an increase of $15,810,815. Of the Company's 2012 increase in net loss of $15,810,815, the South Street Bakery facility generated approximately $2.3 million and the impairment of goodwill and intangible assets resulting from the loss of Aldi as a customer resulted in approximately $12.6 million of this net loss.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

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

COST OF REVENUES

Cost of revenues for the year ended December 31, 2011 totaled $11,667,289 or approximately 73.1% of net revenues compared to $9,120,205 or approximately 68.6% of net revenues for the year ended December 31, 2010, an increase of $2,547,084 or approximately 27.9%. This was primarily due to the cost of revenues and the costs related to acquisition and start up of the newly acquired South Street Bakery. Much of these increased costs will not be recurring expenses.
Of this increase of $2,547,084 in cost of revenues, the South Street Bakery generated an increase of $1,491,329 with net revenues of $1,260,243 and the Jefferson Street Bakery had net sales of $13,292,092 and cost of revenues of $10,175,961.

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES

SG&A expenses for the year ended December 31, 2011 totaled $4,853,875 or approximately 30.4% of net revenues compared to $3,964,582 or 29.8% of net revenues for the year ended December 31, 2010, an increase of $889,293 or approximately 22.4%. This increase in SG&A expenses was primarily due to the South Street Bakery, the new operation, which added approximately $607,957 to BPI's operating expenses for the 4 1/2 months that the bakery operated in 2011. Much of these expenses are non-recurring.

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

OTHER EXPENSES (INCOME)

Other expenses (income) for the year ended December 31, 2011 totaled $276,696 or approximately 1.7% of net revenues compared to of $476,916 or approximately 3.6% of net revenues for the year ended December 31, 2010, a decrease in other expenses (income) of $200,220 or approximately 42.0%.

Other income for the year ended December 31, 2011 totaled ($64,048) compared to other income of ($102,776) for the year ended December 31, 2010, a decrease in other income of $10,914 or approximately 14.6%. The primary reason for the decrease in other income in 2011 was a result of a one-time insurance payment due to a flash flood that occurred in 2010.

Other expenses for the year ended December 31, 2011 totaled $340,743 compared to other expenses of $579,692 for the year ended December 31, 2010, a decrease of $238,949 or approximately 41.2%. The primary reason for this decrease was due to a decrease in the interest rate on financing agreements.

NET LOSS

Net loss for the year ended December 31, 2011 totaled $828,915 compared to a net loss of $269,613 for the year ended December 31, 2010, an increase of $559,302 or approximately 207.4%. Of the Company's net loss of $829,915, the South Street Bakery, Inc. generated $834,904 of this net loss.

ENVIRONMENTAL HOLDINGS CORP.

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

AWWT's sales are typically higher during the second and third quarters of its fiscal year. The fourth and first quarters of the year are usually affected by inclement weather which makes it difficult to process liquid streams due to freezing.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NET REVENUES

Net revenues for the year ended December 31, 2012 totaled $1,329,105 as compared to $1,250,689 for the year ended December 31, 2011, an increase of $78,416 or approximately 6.3%.

Net revenues at EQS totaled $1,230,360 for the year ended December 31, 2012 as compared to $1,250,689 for the year ended December 31, 2011, a decrease of $20,329 or approximately 1.6%. EQS was negatively affected by the impacts of Hurricane Sandy in October of 2012. While the facility lost power for only a week, some clients were not able to resume normal operations completely.

Net revenues at AWWT totaled $98,745 for the year ended December 31, 2012 as compared to $0 for the year ended December 31, 2011. AWWT completed the acquisition of its operating assets on November 5, 2012.

COST OF REVENUES

Cost of revenues for the year ended December 31, 2012 totaled $1,014,772 or approximately 76.4% of net revenues as compared to $1,326,511 or approximately 106.1% for the year ended December 31, 2011; an increase in net revenues of 6.3% alongside a decrease on cost of revenues of 23.5%.

Cost of revenues at EQS totaled $976,915 for the year ended December 31, 2012 as compared to $1,326,511 for the year ended December 31, 2011, a decrease in cost of revenues of $349,596. The primary reason for this decrease in cost of revenues is associated with improving operating efficiencies in the laboratory. There were also reductions in personnel alongside an overall better management of material consumption at EQS

Cost of revenues at AWWT totaled $37,857 for the year ended December 31, 2012 as compared to $0 for the year ended December 31, 2011. AWWT completed the acquisition of its operating assets on November 5, 2012.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses for the year ended December 31, 2012 totaled $681,293 or approximately 51.3% of net revenues as compared to $327,043 or 26.1% of net revenues for the year ended December 31, 2011, an increase of $354,250 or approximately 108.3%.

SG&A expenses at EQS totaled $662,154 for the year ended December 31, 2012 as compared to $327,043 for the year ended December 31, 2011, an increase of $335,111. The primary reason for this increase is attributable to the hiring of additional sales staff to increase the sales volume of EQS. It has taken longer than anticipated for the additional sales staff to generate the projected revenues.

SG&A expenses at AWWT totaled $19,139 for the year ended December 31, 2012 as compared to $0 for the year ended December 31, 2011. AWWT completed the acquisition of its operating assets on November 5, 2012.

LOSS FROM OPERATIONS

Loss from operations for the year ended December 31, 2012 totaled $366,960 or approximately 27.6% of net revenues as compared to $402,866 or approximately 32.2% of net revenues for the year ended December 31, 2011, a decrease in loss from operations of $35,906 or approximately 8.9%. The decrease in loss from operations was primarily due to the decreases in cost of revenues as noted above.

OTHER EXPENSES (INCOME)

Other expenses (income) for the year ended December 31, 2012 totaled $487,874 or approximately 36.7% of net revenues as compared to other expenses (income) of $58,102 or approximately 4.6% of net revenues for year ended December 31, 2011. The primary reason for this increase is related to the impairment of EQS's goodwill in accordance with a projected year over year decrease in net revenues for the year ended December 31, 2013 of approximately $536,000.

NET LOSS

Net loss for the year ended December 31, 2012 totaled $854,834 as compared to a net loss of $460,968 for the year ended December 31, 2011, an increase in net loss of $393,866 or approximately 85.4%. The increase in net loss is primarily attributable to impairment of goodwill as discussed above.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

EHC's subsidiaries, EQS and AWWT were acquired on January 3, 2011 and November 5, 2012, respectively, and as such have no financial information for the year ended December 31, 2010 on which a formal Management's Discussion and analysis can be compared to. Management filed its first MD&A for EHC under EQS on our Form 10-Q filing for the quarter ended March 31, 2012.

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

FINANCING

Tyree maintains a $15,000,000 revolving credit agreement with its Parent Amincor which expires on January 1, 2016. Borrowings under this agreement are limited to 70% of eligible accounts receivable and the lesser of 50% of eligible inventory or $4,000,000. The balances outstanding under this agreement were $4,819,829 and $4,629,981 as of December 31, 2012 and 2011, respectively. Borrowings under this agreement are collateralized by a first lien security interest in all tangible and intangible assets owned by Tyree. Availability of funding from Amincor is dependent on Amincor's liquidity. The annual interest rate charged on this loan was approximately 5% for the year ended December 31, 2012 and 2011.

Going forward, Tyree's growth will be difficult to attain until either (i) new working capital is available through profitable operations or (ii) new equity is invested into Tyree to facilitate organic and acquisition based growth.

LIQUIDITY

Tyree incurred net losses of $15,425,134 and $7,737,817 for the year ended December 31, 2012 and 2011, respectively. Weather related problems during the first quarter of 2011, coupled with Tyree's largest customer filing bankruptcy in December 2011, as noted above, produced large write-offs of receivables and reductions in revenues which resulted in corporate cash demands well in excess of receipts from revenues, thus stressing the available funding on the existing credit facility. In the fourth quarter of 2011, management responded with a plan to term out all current vendors. Much was accomplished during 2011 with $1.9 million of accounts payable converted to long and short term debt, at December 31, 2012 this amounted to $2,501,000. Most of the remaining vendors have agreed to term notes early in 2012, thus addressing the cash shortfall produced in 2011. In reaction to the GPMI Bankruptcy filing, management reduced employee headcount by an additional 33 full time employees, rescheduled accounts payable, reduced management's salaries and reduced its rent commitments. In addition,

Green Valley Oil, LLC ("Green Valley"), a sub tenant of GPMI, went out of business in June 2012. Tyree was able to secure two new customers to replace the lost business from Green Valley, but the lost business was not replaced in its entirety. Management continues to analyze Tyree's overhead expenses and will continue to reduce it as it works force as necessary until it is able to replace the business lost as a result of the GPMI bankruptcy filing and the Green Valley business cessation.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NET REVENUES

Net revenues for the year ended December 31, 2012 totaled $36,559,923 as compared to $45,311,720 for the year ended December 31, 2011, a decrease of $8,751,797 or approximately 19.3%. The decrease in revenues in 2012 can primarily be attributable to loss of revenues from GPMI due to its bankruptcy and Green Valley's cessation of business. Revenues by operating division for the year ended December 31, 2012 and December 31, 2011 were as follows:

REVENUES

                                                   2012                 2011
                                               -----------          -----------
Service and Construction                       $22,964,189          $31,274,327
Environmental, Compliance and Engineering       13,171,479           13,478,242
Manufacturing / International                      424,255              559,151
                                               -----------          -----------
      Total                                    $36,559,923          $45,311,720
                                               ===========          ===========

COST OF REVENUES

Cost of revenues for the year ended December 31, 2012 totaled $31,188,583 or approximately 85.3% of net revenues as compared to $35,936,431, or 79.3% for the year ended December 31, 2011. The primary reason for the cost of revenue increase was due to the loss of Getty Petroleum Marketing, Inc. and an increase in business with Cumberland Farms for the year ended December 31, 2012. The gross profit margin on Getty Petroleum Marketing, Inc.'s business was approximately 30% on fixed fee maintenance and approximately 17% on time and materials maintenance for the year ended December 31, 2011. By comparison, Tyree's second largest customer was Cumberland Farms which had a gross profit margin below 5%. When Tyree terminated its contract with Cumberland Farms at the end of 2012, additional charge backs were incurred that brought the gross profit for the year to a negative margin.

SELLING, GENERAL AND ADMINSTRATIVE EXPENSES

SG&A expenses for the year ended December 31, 2012 totaled $11,978,445, or approximately 32.8% of net revenues compared to $16,280,658, or approximately 35.9% of net revenues for the year ended December 31, 2011, a decrease in operating expenses of 4,302,213 or approximately 26.4%.The largest reduction in expenses was related to administrative payroll. The payroll was reduced by $2,361,000 and benefits related to that expense was reduced by $230,000. The largest payroll reductions were in corporate support, equipment division and construction. In addition to the payroll reduction there were many smaller expense reductions throughout the company during the year ended December 31, 2012.

LOSS FROM OPERATIONS

Loss from operations for the year ended December 31, 2012 totaled $6,607,105 or approximately 18.1% of net revenues as compared to $6,905,368, or approximately 15.2% of net revenues for the year ended December 31, 2011, a decrease in loss from operations of $298,263 or approximately 4.3%. The decrease in loss from operations was primarily due to the decreases in operating expenses as previously discussed above.

OTHER EXPENSES (INCOME)

Other expenses (income) for the year ended December 31, 2012 totaled $8,818,029 or approximately 24.1% of net revenues as compared to other expenses (income) of $832,449, or approximately 1.8% of net revenues for the year ended December 31, 2011, an increase in other expenses (income) of $7,985,580. The primary reason for this increase is related to the impairment of Tyree's goodwill and intangible assets in accordance with a projected year over year decrease in net revenues for the year ended December 31, 2013 of approximately $8.2 million.

NET LOSS

Net loss for the year ended December 31, 2012 totaled $15,425,134 as compared to $7,737,817 for the year ended December 31, 2011, an increase in net loss of $7,687,317 or approximately 99.3%. The increase in net loss was primarily due to the factors noted above.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

NET REVENUES

Net revenues for the year ended December 31, 2011 totaled $45,311,720 compared to $53,624,333 for the year ended December 31, 2010, a decrease of $8,312,613 or approximately 15.5%. The decrease is primarily due to the difficult weather conditions encountered during the first quarter and the Getty Petroleum Marketing bankruptcy filing in the fourth quarter:

REVENUES

                                                   2011                 2010
                                               -----------          -----------
Service and Construction                       $31,274,327          $33,864,874
Environmental, Compliance and Engineering       13,478,242           19,102,598
Manufacturing / International                      559,151              656,861
                                               -----------          -----------
      Total                                    $45,311,720          $53,624,333
                                               ===========          ===========

COST OF REVENUES

Cost of revenues for the year ended December 31, 2011 totaled $35,936,431 or approximately 79.3% of net revenues compared to $42,677,354, or 79.6% of net revenues for the year ended December 31, 2010. The cost of revenues was basically the same on a percentage of sales basis.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses for the year ended December 31, 2011 totaled $16,280,658, or approximately 35.9% of net revenues compared to $10,539,820, or approximately 19.7% of net revenues for the year ended December 31, 2010, an increase of

$5,740,838 or approximately 54.5%. The increase in SG&A expenses during the year ended December 31, 2011 was primarily due to one time accounting charges. A charge was recorded for a provision for doubtful accounts of $1,454,213 to reserve for pre-petition accounts receivable of Tyree's largest customer (compared to a reduction of the allowance in 2010 of $512,352). In addition, the amortization of intangible assets was higher by $1,717,238 due to a reduction in the estimated lives of non-compete agreements with officers' of Tyree.

(LOSS) INCOME FROM OPERATIONS

Loss from operations for the year ended December 31, 2011 totaled ($6,905,368), or approximately (15.2%) of net revenues, as compared to the profit from operations of $407,159, or approximately 0.8% of net revenues for the year ended December 31, 2010, an increase in loss from operations of $7,312,527. The increase in loss from operations was primarily due to a drastic drop in sales as previously discussed with the corresponding reduction in operating expenses and the increase in selling, general and administrative expenses as noted above.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated or combined financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated or combined financial statements in accordance with U.S. GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amount of assets and liabilities as of the date of the financial statements, the reported amounts and classification of revenues and expenses during the periods presented, and the disclosure of contingent assets and liabilities. We evaluate our estimates and assumptions on an ongoing basis and material changes in these estimates or assumptions could occur in the future. Changes in estimates are recorded on the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances and at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates if past experience or other assumptions do not turn out to be substantially accurate.

We believe that the accounting policies described below are critical to understanding our business, results of operations, and financial condition because they involve significant judgments and estimates used in the preparation of our consolidated or combined financial statements. An accounting policy is deemed to be critical if it requires a judgment or accounting estimate to be made based on assumptions about matters that are highly uncertain, and if different estimates that could have been used, or if changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact our consolidated financial statements. Other significant accounting policies, primarily those with lower levels of uncertainty than those discussed below, are also critical to understanding our consolidated or combined financial statements. The notes to our consolidated or combined financial statements contain additional information related to our accounting policies and should be read in conjunction with this discussion.

BASIS OF PRESENTATION

The accompanying consolidated or combined financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

PRINCIPLES OF CONSOLIDATION

The consolidated  financial statements include the accounts of Amincor, Inc. and
all  of  its  consolidated  subsidiaries   (collectively  the  "Company").   All
intercompany balances and transactions have been eliminated in consolidation.

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

EQS

EQS provides environmental testing for its clients that range from smaller engineering firms and contractors to well-known petroleum companies. EQS submits an invoice with each report it distributes to its clients. Revenue is recognized as testing services are performed.

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

Tyree's accounts receivable for maintenance and repair services and construction contracts are recorded at the invoiced amount and do not bear interest. Tyree, BPI, EQS, and AWWT extend unsecured credit to customers in the ordinary course of business but mitigate the associated risks by performing credit checks and actively pursuing past due accounts. Tyree follows the practice of filing statutory "mechanics" liens on construction projects where collection problems are anticipated.

MORTGAGES RECEIVABLE

The mortgages receivable consist of commercial loans collateralized by property in Pelham Manor, New York. The loans were non-performing and property was in foreclosure as of December 31, 2012. The value of the mortgages is based on the fair value of the collateral.

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

ADVERTISING COSTS

Advertising costs are charged to expense as incurred and are included in selling, general and administrative costs on the consolidated statements of operations. Advertising expenses were approximately $62,000, $74,000 and $104,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

RESTATEMENT AND RECLASSIFICATIONS

The non-controlling interest equity consists of minority interests in ESI and Tyree held by their former owner. Since Tyree was acquired, the Company has acquired additional shares from the former owners thus increasing the Company's ownership and decreasing the ownership of the non-controlling interest. GAAP requires that the equity of the shareholders' and the non-controlling ownership interest be reallocated each time the relative ownership interest changes. The Company has determined that is was not reallocating the ownership interests of the minority shareholder of Tyree for the additional interest acquired since its original acquisition. Therefore, the previously reported amounts of the net loss and equity have been restated to correct for those errors.

Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation

RECENT ACCOUNTING PRONOUNCEMENTS

The Company has implemented all new accounting pronouncements that are in effect that are applicable. These pronouncements did not have any material impact on the consolidated or combined financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following table presents our commitments and contractual obligations as of December 31, 2012, as well as our debt obligations:

                                                               Payments due by Period
                                  ----------------------------------------------------------------------------
                                     Total            2013         2014-2015        2016-2017      Thereafter
                                  -----------     -----------     -----------      -----------     -----------
Long-term debt obligations        $ 7,377,000     $ 6,058,000     $ 1,319,000      $        --     $        --
Loan payable to related party       1,239,000       1,239,000              --               --              --
Capital lease obligations             891,000         350,000         433,000          108,000              --
Interest on debt obligations        1,172,000         881,000         287,000            4,000              --
Operating lease obligations         1,043,000         469,000         574,000               --              --
Other long-term obligations                --              --              --               --              --
                                  -----------     -----------     -----------      -----------     -----------
      Total                       $11,722,000     $ 8,997,000     $ 2,613,000      $   112,000     $        --
                                  ===========     ===========     ===========      ===========     ===========

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Amincor has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated or combined financial statements for the three years ended December 31, 2012 begins on F-1 of this Annual Report on Form 10-K.

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

Our management, including our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, and as discussed in greater detail below, our Chief Executive Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective:

     * to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and

     * to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

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

Our management has not assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. Management understands that in making this assessment, it should use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Although an assessment using those criteria has not been performed, our management believes that the Company's internal control over financial reporting was not effective at December 31, 2012.

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

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Amincor's business will be managed by its officers and directors. The following persons are the officers and directors of Amincor:

                                                                        Director
    Name                Age            Position                          Since
    ----                ---            --------                          -----

John R. Rice III        70    President and Director                      2010
Joseph F. Ingrassia*    54    Vice-President, Secretary and Director      2010
Robert L. Olson         70    Chief Financial Officer and Director        2010

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

JOSEPH F. INGRASSIA, VICE-PRESIDENT, SECRETARY AND DIRECTOR

Mr. Ingrassia is the Vice-President, Secretary, Interim Chief Financial Officer and a Director of Amincor, Inc. and is jointly responsible, with Mr. Rice, for monitoring the operation and the performance of the operating subsidiaries, their management teams, execution of their business plans and growth strategies, which includes identifying opportunities, analyzing acquisition or roll up opportunities, divestitures and investment in the operating subsidiaries since January 9, 2008. In addition to his duties at Amincor, Mr. Ingrassia is a managing member and principal of the Capstone group of companies which he co-founded with Mr. Rice in 1994. Mr. Ingrassia was responsible for banking relationships, client and portfolio management, supervision of due diligence and legal documentation, and accounting and administration for the Capstone companies. Mr. Ingrassia received a Bachelor of Arts Degree in psychology from Siena College, in 1980 and an MBA from Golden Gate University in 1984.

ROBERT L. OLSON, DIRECTOR

On November 26, 2012, Mr. Olson, resigned from his position as Chief Financial Officer of Amincor. Mr. Olson remains a Director of Amincor. Mr. Olson's resignation from Amincor was not tendered in connection with any disagreement with Amincor on any matter relating to the Amincor's operations, policies or practices. Rather, Mr. Olson became the Chief Financial Officer of Tyree Holdings Corp., a subsidiary of Amincor. Mr. Olson has been chief financial officer for private and publicly held corporations for more than 27 years. Mr. Olson received a Bachelor of Science Degree in accounting from Long Island University in 1965.

Messrs. Rice and Ingrassia each devote as much time as required to their duties as officer and directors of Amincor. It is anticipated that they will spend approximately seventy percent (70%) of their time on their responsibilities related to Amincor.

* As Amincor continues to search for a new Chief Financial Officer, Mr. Joseph F. Ingrassia has assumed the role of Interim Chief Financial Officer of the Company.

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

THE BUSINESS OF ENVIRONMENTAL HOLDINGS CORP. IS MANAGED BY ITS OFFICERS:

PATRICIA WERNER-ELS, PRESIDENT, 51

Ms. Werner-Els is the President of Environmental Quality Services, Inc. since January 2011 and the President of Advanced Waste & Water Technology since its inception in 2011. She is responsible for the overall operational management of the laboratory which includes the monitoring and review of financial statements to decrease expenses; standards of performance in quality control and quality assurance; the validity of the analyses performed and data generated in the laboratory to assure reliable data. From 1990-2011, Ms. Werner-Els was employed by Environmental Testing Laboratories, Inc., where she was responsible for similar duties. From 2006 to 2011, Ms. Werner Els served as President of Environmental Testing Laboratories, Inc. Ms. Werner-Els received a Bachelors Degree in Environmental Sciences from Fairleigh Dickinson University, in Madison, New Jersey in 1983.

THE BUSINESS OF TYREE HOLDINGS CORP. IS MANAGED BY ITS OFFICERS:

STEVEN TYREE, PRESIDENT AND CHIEF OPERATING OFFICER, 51

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

WILLIAM M. TYREE, VICE-PRESIDENT, 60

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

ROBERT L. OLSON, CHIEF FINANCIAL OFFICER, 70

Mr. Olson is the Chief Financial Officer of Tyree with responsibility for financial projections, preparation of financial reports and required schedules and analysis for Tyree. Mr. Olson was formerly the Chief Financial Officer of the Company. Since 2006, Mr. Olson had been the Chief Financial Officer responsible for preparing financial statements in connection with the management of the various companies to which the Capstone group of companies had made loans. At Tyree, Mr. Olson supervises the accounting staff, monitors and reviews client account statements, accounts receivable reports, inventory reports, cash flow and other asset based loans and is responsible for accounts payable management, cash management, bank relationship management, general ledger management and audit coordination. Mr. Olson has been chief financial officer for private and publicly held corporations for more than 27 years. Mr. Olson received a Bachelor of Science Degree in accounting from Long Island University in 1965.

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

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors is the acting Audit Committee. Our Board of Directors has determined that Robert L. Olson, on our Board of Directors qualifies as an audit committee financial expert as that term is defined by applicable Securities and Exchange Commission rules. However, Mr. Olson does not meet the independence standards of the Securities Exchange Commission rules. The Board of Directors believes that obtaining the services of an independent audit committee financial expert is not economically feasible at this time in light of the costs associated with identifying and retaining an individual who would qualify as an independent audit committee financial expert.

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

SECTION 16aA) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon a review of the filings furnished to us pursuant to Rule 16a-3(e) promulgated under the Exchange Act and on representations from its executive officers, directors and persons who beneficially own more than 10% of the Common Stock, all filing requirements of such persons under Section 16(a) of the Exchange Act were complied with during the fiscal year ended December 31, 2012.

ITEM 11. EXECUTIVE COMPENSATION

For the fiscal year ended December 31, 2012, Mr. Rice earned a salary of $232,000, Mr. Ingrassia earned a salary of $199,000 and Mr. Olson earned a salary of $198,000 for their service as executive officers of Amincor plus the option awards discussed below.

The table below sets forth the compensation earned by the Chief Executive Officers of Baker's Pride, Inc, and the President of Tyree Holdings Corp for the fiscal years ended December 31, 2012, 2011 and 2010. The compensation earned by the Presidents of Environmental Quality Services, Inc for the fiscal years ended December 31, 2012 and 2011 is included. **

                                                                                     Change in
                                                                                      Pension
                                                                                     Value and
                                                                    Non-Equity      Nonqualified
 Name and                                                           Incentive         Deferred
 Principal                                   Stock      Option         Plan         Compensation     All Other
 Position       Year   Salary($)  Bonus($)  Awards($)  Awards($)*  Compensation($)   Earnings($)   Compensation($)  Totals($)
 --------       ----   ---------  --------  ---------  ---------   ---------------   -----------   ---------------  ---------
Robert         2010    $269,418     None      None        None          None            None            None         $153,000
Brookhart      2011    $270,000     None      None        None          None            None            None         $153,000
CEO            2012    $164,442     None      None        None          None            None            None         $164,442

Stephen Tyree  2010    $334,179     None      None        None          None            None            None         $334,179
President      2011    $394,826     None      None        None          None            None            None         $394,826
               2012    $198,635     None      None        None          None            None            None         $198,635

Patricia       2011    $ 96,000     None      None        None          None            None            None         $ 96,000
Werner-Els     2012    $ 91,080     None      None        None          None            None            None         $ 91,080
President

----------
* On April 1, 2011, the Board of Directors of the Registrant approved the grant of options to purchase common stock to, Brookhart (7,000), Tyree (26,000) and Werner-Els (7,000) with an exercise price of $1.88. On September 1, 2011 the Board of Directors of the Registrant approved the grant of options to purchase common stock to Brookhart (7,000), Tyree (26,000) and Werner-Els (7,000) with an exercise price of $1.73. On each December 1, 2011 the Board of Directors of the Registrant approved the grant of options to purchase common stock to Brookhart (10,000), Tyree (26,000) and Werner-Els (7,000) with an exercise price of $1.73. On April 17, 2012, the Board of Directors of the Registrant approved the grant of options to purchase common stock to Brookhart (10,000), Tyree (26,000) and Werner-Els (7,000) with an exercise price of $1.29. On July 1, 2012 the Board of Directors of the Registrant approved the grant of options to purchase common stock to Brookhart (10,000). Tyree (26,000) and Werner-Els (7,000) with an exercise price of $1.21. On October 1, 2012, the board of Directors of the Registrant approved the grant of options to purchase common stock to Brookhart (10,000), Tyree (26,000) and Werner-Els (7,000) with an exercise price of $1.13. On December 31, 2012, the Board of Directors of the Registrant approved the grant of options to purchase common stock to Brookhart (10,000), Tyree (26,000) and Werner-Els (7,000) with an exercise price of $0.65.

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

** In fiscal year 2012, pursuant to a severance agreement, David Raymes, the former President of Imperia Masonry Supply Corp., received payments totaling $12,332. Pursuant to a severance agreement dated June 1, 2012, Richard Oswald, the former Chief Executive Officer of Tyree Holdings Corp., is entitled to receive an aggregate payment of $250,000, payable over 50 weeks beginning June 1, 2012 at a rate of $5,000 per week, subject to applicable withholdings required by law. Said payments will cease on May 31, 2013.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-ENDED DECEMBER 31, 2012

On December 31, 2010, the Board of Directors of the Registrant approved the grant of options to purchase common stock to John R. Rice, III, President, Joseph F. Ingrassia, Vice-President and Robert L. Olson, Director and certain management and employees of Registrant and certain officers and employees of its subsidiary companies. Messrs. Rice and Ingrassia, were each granted 42,017 options and Mr. Olson was granted 36,765 options.

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

On each of April 1, 2011, September 1, 2011 and December 1, 2011, the Board of Directors of the Registrant approved the grant of options to purchase common stock to John R. Rice, III, President, Joseph F. Ingrassia, Vice-President and Robert L. Olson, Director and certain management and employees of Registrant and certain officers and employees of its subsidiary companies. Messrs. Rice, Ingrassia and Olson, were each granted 60,000

The options granted have an exercise price of $1.88, $1.73 and $1.73, respectively, based on the estimated fair market value of the Registrant's share price on the date of the grant. The options vest 50% on the first anniversary of the grant date and 100% on the second anniversary of the grant date, so long as the optionee is still employed by the Registrant or its subsidiaries. The options are valid for five years from the grant date and shall expire thereafter. Each optionee will sign a Non-Qualified Stock Option Agreement with the Registrant which more fully details the terms and conditions of the grant.

On each of April 17, 2012, July 1, 2012, October 1, 2012 and December 31, 2012, the Board of Directors of the Registrant approved the grant of options to purchase common stock to John. R. Rice, III, President, Joseph F. Ingrassia, Vice-President and Robert L. Olson, Director and certain management and employees of Registrant and certain officers and employees of its subsidiary companies. Messrs. Rice, Ingrassia and Olson were each granted 60,000.

The options granted have an exercise price of$1.29, $1.21, $1.13 and $0.65, respectively, based on the estimated fair market value of the Registrant's share price on the date of the grant. The options vest 50% on the first anniversary of the grant date and 100% on the second anniversary of the grant date, so long as the optionee is still employed by the Registrant or its subsidiaries. The options are valid for five years from the grant date and shall expire thereafter. Each optionee will sign a Non-Qualified Stock Option Agreement with the Registrant which more fully details the terms and conditions of the grant.

COMPENSATION OF DIRECTORS

There was no compensation paid to any director during the fiscal year ended December 31, 2012 in his capacity as such.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Class A voting common stock by (a) each person known to be a beneficial owner of more than 5% of our voting common stock as of April 17, 2013 by (b) each of our officers and directors; (c) all our officers and directors as a group. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                       Number of                  Percentage of
                                     Class A Voting              Class A Voting
    Name and Address                  Shares Owned                Shares Owned
    ----------------                  ------------                ------------

John R. Rice III                        3,378,774                     44.09%
1 Makamah Beach Road
Fort Salonga, New York 11768

Joseph F. Ingrassia                     3,378,774                     44.09%
14511 Legends Blvd. N
Ft. Meyers, Florida  33912

Robert L. Olson                            38,000                      0.50%
24 Brook Hill Lane
Norwalk, CT  06851

All Executive officers and
 Directors as a Group (3 persons)       6,795,548                     88.68%

The shares of Common Stock in the foregoing table have not been pledged or otherwise deposited as collateral, are not the subject matter of any voting trust or other similar agreement and are not the subject of any contract providing for the sale or other disposition of securities.

On June 27, 2012, the Company issued 68,928 shares of Class B common shares as a correction of the amount of shares issued on the Company's Payment in Kind date. As a result, the amount of Class B shares outstanding as of December 31, 2011 and 2010 and the weighted average shares outstanding for the years ended December 31, 2011 and 2010 have been restated. This correction is de minimus and had no discernible effect on previously reported loss per share.

On December 31, 2012, the Company approved, allotted, sold and issued to each of Mr. John R. Rice, III and Mr. Joseph F. Ingrassia 92,307 shares of Class A Voting Common Stock valued at $120,000 in consideration for the additional Paid

In Capital of the Company. Additionally, pursuant to an Exchange Agreement, the Company approved, allotted, sold and issued 41,154 Class B Non-Voting Shares in exchange for the interests held by ST&WT Holdings, LLC in Tyree Holdings Corp.

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

RELATED PARTY TRANSACTIONS

Amincor, Inc. and Baker's Pride, Inc. entered into a loan and security agreement, dated November 1, 2010, with Capstone Capital Group, LLC, a Delaware limited liability company, an asset based lender pursuant to which Capstone Capital Group, LLC provided Baker's Pride, Inc. an $1,000,000 credit line, with an 18% interest rate, secured by the assets of Bakers' Pride, Inc. Amincor, Inc. and South Street Bakery, Inc. entered into a loan and security agreement, dated August 15, 2011, with Capstone Capital Group, LLC, a Delaware limited liability company, an asset based lender pursuant to which Capstone Capital Group, LLC provided South Street Bakery, Inc. an $1,000,000 credit line, with an 18% interest rate, secured by the assets of South Street Bakery, Inc. Messrs. Rice and Ingrassia are also the owners and managing members of Capstone Capital Group, LLC.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees for professional audit services paid by us to Rosen Seymour Shapss Martin & Company LLP, our independent registered public accounting firm for the years ended December 31, 2012 and 2011:

                                        2012              2011
                                      --------          --------

               Audit                  $383,397          $289,700
               Audit related            26,685            97,856
               Tax                      74,898            76,188
               Other                         0             2,237
                                      --------          --------
                                      $484,980          $465,981
                                      ========          ========

AUDIT FEES

Audit fees relate to professional services rendered in connection with the audits of our annual consolidated financials included on Form 10-K for the years ended December 31, 2011 and 2010 and the review of our 2012 and 2011 interim quarterly financial statements included in our Quarterly Reports on Form 10-Q. Audit fees also relate to the professional services rendered in connection to the audits of our following operating subsidiaries for the year ended December 31, 2011: Baker's Pride, Inc, Environmental Holding Corp. and Tyree Holdings Corp. and the audits of our following operating subsidiaries for the year ended December 31, 2010: Baker's Pride, Inc, Epic Sports International, Inc., Masonry Supply Holding Corp., Tulare Holdings, Inc. and Tyree Holdings Corp.

AUDIT-RELATED FEES

Audit-related fees relate to professional services provided for certain of our regulatory filings, consultations regarding financial accounting and reporting standards, and the 2011 and 2010 audit fees of Tyree Holdings Corp.'s employee benefits plan.

TAX FEES

Tax fees relate to professional services provided in connection with the preparation of federal, state and local consolidated tax returns of Amincor, Inc. and our following operating subsidiaries: Amincor Contract Administrators, Inc., Amincor Other Assets, Inc., Baker's Pride, Inc, Epic Sports International, Inc., Environmental Holding Corp., Masonry Supply Holding Corp., Tulare Holdings, Inc. and Tyree Holdings Corp.

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

3.15 Certificate of Incorporation Tyree Holdings Corp.(Incorporated by reference to Company's Form 10-K filed on April 18, 2011)

3.16 Certificate of Incorporation Tyree Environmental Corp.(Incorporated by reference to Company's Form 10-K filed on April 18, 2011)

3.17 Certificate of Incorporation Tyree Equipment Corp.(Incorporated by reference to Company's Form 10-K filed on April 18, 2011)

3.18 Certificate of Incorporation Tyree Service Corp.(Incorporated by reference to Company's Form 10-K filed on April 18, 2011)

3.19         Certificate  of  Incorporation   The  South  Street  Bakery,   Inc.
             (Incorporated by reference to Company's Form 10-K filed on April 16, 2012)

3.20 Certificate of Incorporation Advanced Waste & Water Technology, Inc. ((Incorporated by reference to Company's Form 10-Q filed on May 18, 2012)

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

10.20 Transition Services Agreement, dated as of December 31, 2009, by and among Capstone Capital Group I, LLC, Capstone Business Credit, LLC, Capstone Capital Management, Inc., Capstone Trade Partners, Ltd. and Joning, Corp.(Incorporated by reference to Company's Form 10-K filed on April 18, 2011)

10.21        Amendment to Transition  Services  Agreement,  dated as of December
             31, 2010, by and among Capstone Capital Group I, LLC, Capstone Business Credit, LLC, Capstone Capital Management, Inc., Capstone Trade Partners, Ltd. and Joning, Corp.(Incorporated by reference to Company's Form 10-K filed on April 18, 2011)

10.22 Loan Agreement, by and between South Street Bakery and Central State Bank, dated January _, 2012*

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

----------
*  filed herewith
** to be filed by amendment

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMINCOR, INC.

Date: April 17, 2013


/s/ John R. Rice, III
--------------------------------------------------------
By: John R. Rice, III, President

Date: April 17, 2013


/s/ Joseph F. Ingrassia
--------------------------------------------------------
By: Joseph F. Ingrassia, Interim Chief Financial Officer

BOARD OF DIRECTORS

Date: April 17, 2013


/s/ John R. Rice, III
--------------------------------------------------------
John R. Rice, III, Director


/s/ Joseph F. Ingrassia
--------------------------------------------------------
Joseph F. Ingrassia, Director


/s/ Robert L. Olson
--------------------------------------------------------
By: Robert L. Olson, Director

                         AMINCOR, INC. AND SUBSIDIARIES

             INDEX TO CONSOLIDATED OR COMBINED FINANCIAL STATEMENTS

                       THREE YEARS ENDED DECEMBER 31, 2012

                                                                            PAGE
                                                                            ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                     F-2

CONSOLIDATED OR COMBINED FINANCIAL STATEMENTS

Consolidated Balance Sheets as of December 31, 2012 and 2011                F-3

Consolidated or Combined Statements of Operations for the Three Years
Ended December 31, 2012                                                     F-5

Consolidated or Combined Statements of Changes in Shareholders' Equity
for the Three Years Ended December 31, 2012                                 F-6

Consolidated or Combined Statements of Cash Flows for the Three Years
Ended December 31, 2012                                                     F-7

Notes to Consolidated or Combined Financial Statements                      F-9

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Amincor, Inc.

We have audited the accompanying consolidated balance sheets of Amincor, Inc. and Subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated or combined statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2012. Amincor's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financials reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated or combined financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated or combined financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated or combined financial statements, the Company has suffered recurring net losses from operations and has a working capital deficit of $21,092,591 as of December 31, 2012. The future of the Company is dependent upon its ability to raise debt and equity financing, and to achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The accompanying consolidated or combined financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                   /s/ ROSEN SEYMOUR SHAPSS MARTIN & COMPANY LLP
                                                    CERTIFIED PUBLIC ACCOUNTANTS

New York, New York
April 17, 2013

                         Amincor, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 2012 and 2011

                                                                     2012                  2011
                                                                 ------------          ------------
                                                                                        (restated)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                           $    359,728          $  1,286,240
  Accounts receivable, net of allowance of $428,953
   and $1,903,626 in 2012 and 2011, respectively                    5,297,323             8,005,935
  Due from factor - related party                                      84,699                    --
  Inventories, net                                                  2,620,899             4,473,245
  Costs and estimated earnings in excess of billings
   on uncompleted contracts                                            30,260               381,931
  Prepaid expenses and other current assets                           703,123               936,027
  Current assets - discontinued operations                            424,647                 5,217
                                                                 ------------          ------------
      TOTAL CURRENT ASSETS                                          9,520,679            15,088,595
                                                                 ------------          ------------
PROPERTY AND EQUIPMENT, NET
  Property and equipment, net - continuing operations              14,524,824            11,633,966
  Property and equipment, net - discontinued operations                    --               598,106
                                                                 ------------          ------------
      TOTAL PROPERTY AND EQUIPMENT, NET                            14,524,824            12,232,072
                                                                 ------------          ------------
OTHER ASSETS:
  Mortgages receivable, net                                         6,000,000             6,000,000
  Goodwill                                                             22,241            15,882,388
  Other intangible assets, net                                      2,744,000             9,742,458
  Other assets                                                         48,964               513,305
  Assets held for sale                                              2,566,433             2,667,433
  Other assets - discontinued operations                                   --                75,000
                                                                 ------------          ------------
      TOTAL OTHER ASSETS                                           11,381,638            34,880,584
                                                                 ------------          ------------

      TOTAL ASSETS                                               $ 35,427,141          $ 62,201,251
                                                                 ============          ============

                         Amincor, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 2012 and 2011

                                                                             2012                   2011
                                                                         ------------           ------------
                                                                                                 (restated)
                             LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                       $ 12,904,777           $ 10,206,720
  Assumed liabilities - current portion                                     1,324,863              2,088,899
  Accrued expenses and other current liabilities                            2,981,824              2,765,709
  Loans payable to related party                                            1,238,619                838,485
  Notes payable - current portion                                           6,057,595              1,846,565
  Capital lease obligations - current portion                                 295,722                220,274
  Billings in excess of costs and estimated earnings
   on uncompleted contracts                                                   446,295              1,105,741
  Deferred revenue                                                            358,911                666,558
  Current liabilities - discontinued operations                             5,004,664              4,569,594
                                                                         ------------           ------------
      TOTAL CURRENT LIABILITIES                                            30,613,270             24,308,545
                                                                         ------------           ------------
LONG-TERM LIABILITIES:
  Assumed liabilities - net of current portion                                208,772                190,997
  Capital lease obligations - net of current portion                          486,827                543,617
  Due to related party                                                        902,397                894,837
  Notes payable - net of current portion                                    1,318,672              1,800,371
  Other long-term liabilities                                                  63,846                 18,313
                                                                         ------------           ------------
      TOTAL LONG-TERM LIABILITIES                                           2,980,514              3,448,135
                                                                         ------------           ------------
      TOTAL LIABILITIES                                                    33,593,784             27,756,680
                                                                         ------------           ------------
COMMITMENTS AND CONTINGENCIES

EQUITY:
  AMINCOR SHAREHOLDERS' EQUITY - 2011 RESTATED:
    Convertible preferred stock, $0.001 par value per share;
     3,000,000 authorized, 1,752,823 issued and outstanding                     1,753                  1,753
    Common stock - class A; $0.001 par value; 22,000,000
     authorized, 7,663,023 and 7,478,409 issued and oustanding
     as of December 31, 2012 and 2011, respectively                             7,663                  7,478
    Common stock - class B; $0.001 par value; 40,000,000
     authorized, 21,286,344 and 21,245,190 issued and
     outstanding as of December 31, 2012 and 2011, respectively                21,286                 21,245
    Additional paid-in capital                                             86,549,322             85,500,069
    Accumulated deficit                                                   (84,342,834)           (50,956,710)
                                                                         ------------           ------------
      TOTAL AMINCOR SHAREHOLDERS' EQUITY                                    2,237,190             34,573,835
                                                                         ------------           ------------

NONCONTROLLING INTEREST EQUITY - 2011 RESTATED:                              (403,833)              (129,264)
                                                                         ------------           ------------
      TOTAL EQUITY                                                          1,833,357             34,444,571
                                                                         ------------           ------------

      TOTAL LIABILITIES AND EQUITY                                       $ 35,427,141           $ 62,201,251
                                                                         ============           ============

              The accompanying notes are an integral part of these
                  consolidated or combined financial statements

                         Amincor, Inc. and Subsidiaries
                Consolidated or Combined Statements of Operations
                       Three Years Ended December 31, 2012

                                                                        2012                   2011                   2010
                                                                    ------------           ------------           ------------
                                                                   (consolidated)         (consolidated)           (combined)
NET REVENUES                                                        $ 52,266,698           $ 62,297,683           $ 66,916,423
COST OF REVENUES                                                      43,158,511             48,305,007             51,406,007
                                                                    ------------           ------------           ------------
Gross profit                                                           9,108,187             13,992,676             15,510,416

SELLING, GENERAL AND ADMINISTRATIVE                                   19,032,001             27,363,962             15,718,378
                                                                    ------------           ------------           ------------
Loss from operations                                                  (9,923,814)           (13,371,286)              (207,962)
                                                                    ------------           ------------           ------------
OTHER EXPENSES (INCOME):
  Interest expense, net                                                1,254,622                459,793              1,022,725
  Other expense (income)                                                (530,585)               168,514               (973,840)
  Impairment of goodwill and intangible assets                        21,381,284                     --                     --
                                                                    ------------           ------------           ------------
TOTAL OTHER EXPENSES (INCOME)                                         22,105,321                628,307                 48,885
                                                                    ------------           ------------           ------------
Loss before provision for income taxes                               (32,029,135)           (13,999,593)              (256,847)
Provision for income taxes                                                    --                     --                184,250
                                                                    ------------           ------------           ------------
Net loss from continuing operations                                  (32,029,135)           (13,999,593)              (441,097)
                                                                    ------------           ------------           ------------

Loss from discontinued operations                                     (1,131,348)            (9,059,608)            (6,534,123)
                                                                    ------------           ------------           ------------

Net loss                                                             (33,160,483)           (23,059,201)            (6,975,220)
                                                                    ------------           ------------           ------------

Net loss attributable to non-controlling interests                      (711,931)            (1,096,350)              (270,770)
                                                                    ------------           ------------           ------------

NET LOSS ATTRIBUTABLE TO AMINCOR SHAREHOLDERS                       $(32,448,552)          $(21,962,851)          $ (6,704,450)
                                                                    ============           ============           ============
NET LOSS PER SHARE FROM CONTINUING OPERATIONS
 - BASIC AND DILUTED:
   Net loss from continuing operations                              $      (1.11)          $      (0.49)          $      (0.02)
                                                                    ============           ============           ============
   Weighted average shares outstanding - basic and diluted            28,724,218             28,723,599             28,723,599
                                                                    ============           ============           ============
NET LOSS PER SHARE ATTRIBUTABLE TO AMINCOR SHAREHOLDERS
 - BASIC AND DILUTED:
   Net loss attributable to Amincor shareholders                    $      (1.13)          $      (0.76)          $      (0.23)
                                                                    ============           ============           ============
   Weighted average shares outstanding - basic and diluted            28,724,218             28,723,599             28,723,599
                                                                    ============           ============           ============


              The accompanying notes are an integral part of these
                 consolidated or combined financial statements

                         Amincor, Inc. and Subsidiaries
     Consolidated or Combined Statement of Changes in Shareholders' Equity
                       Three Years Ended December 31, 2012


                                                                          Amincor, Inc. and Subsidiaries
                                                        --------------------------------------------------------------------
                                                           Convertible             Common Stock -           Common Stock -
                                                         Preferred Stock              Class A                  Class B
                                                        ------------------      -------------------      -------------------
                                                        Shares      Amount      Shares       Amount      Shares       Amount
                                                        ------      ------      ------       ------      ------       ------
Balance at December 31, 2009 -
 restated and combined (1)                            1,752,823     $1,753     7,478,409      $7,478   21,245,190     $21,245
                                                      ---------     ------    ----------      ------   ----------     -------

Conversion of loans from related parties                     --         --            --          --           --          --

Acquisition of common shares of
 Tyree Holdings Corp. (1)                                    --         --            --          --           --          --

Net loss                                                     --         --            --          --           --          --
                                                      ---------     ------    ----------      ------   ----------     -------

Balance at December 31, 2010 - restated and
 consolidated                                         1,752,823      1,753     7,478,409       7,478   21,245,190      21,245
                                                      ---------     ------    ----------      ------   ----------     -------

Acquisition of Environmental Quality Services, Inc           --         --            --          --           --          --

Share-based compensation                                     --         --            --          --           --          --

Acquisition of common shares of Tyree
 Holdings Corp. (1)                                          --         --            --          --           --          --

Net loss                                                     --         --            --          --           --          --
                                                      ---------     ------    ----------      ------   ----------     -------
Balance at December 31, 2011 - restated and
 consolidated                                         1,752,823      1,753     7,478,409       7,478   21,245,190      21,245
                                                      ---------     ------    ----------      ------   ----------     -------

Issuance of shares to officers for cash                      --         --       184,614         185           --          --

Exchange of common shares of Tyree Holdings
 Corp. for common shares of Amincor, Inc.                    --         --            --          --       41,154          41

Share based compensation                                     --         --            --          --           --          --

Acquisition of common shares of Tyree Holdings Corp.         --         --            --          --           --          --

Net loss                                                     --         --            --          --           --          --
                                                      ---------     ------    ----------      ------   ----------     -------

Balance at December 31, 2012 - consolidated           1,752,823     $1,753     7,663,023      $7,663   21,286,344     $21,286
                                                      =========     ======    ==========      ======   ==========     =======

                                                    Amincor, Inc. and Subsidiaries
                                                    ------------------------------
                                                      Additional
                                                       Paid-in        Accumulated      Non-controlling       Total
                                                       Capital          Deficit           Interest          Equity
                                                       -------          -------           --------          ------
Balance at December 31, 2009 -
 restated and combined (1)                            $76,098,840      (21,500,875)      $ 1,243,422      $ 55,871,863
                                                      -----------     ------------       -----------      ------------

Conversion of loans from related parties                8,047,129               --                --         8,047,129

Acquisition of common shares of
 Tyree Holdings Corp. (1)                                (281,293)          74,474           206,819                --

Net loss                                                       --       (6,704,450)         (270,770)       (6,975,220)
                                                      -----------     ------------       -----------      ------------

Balance at December 31, 2010 - restated and
 consolidated                                          83,864,676      (28,130,851)        1,179,471        56,943,772
                                                      -----------     ------------       -----------      ------------

Acquisition of Environmental Quality Services, Inc        145,000               --                --           145,000

Share-based compensation                                  415,000               --                --           415,000

Acquisition of common shares of Tyree
 Holdings Corp. (1)                                     1,075,393         (863,008)         (212,385)               --

Net loss                                                       --      (21,962,851)       (1,096,350)      (23,059,201)
                                                      -----------     ------------       -----------      ------------
Balance at December 31, 2011 - restated and
 consolidated                                          85,500,069      (50,956,710)         (129,264)       34,444,571
                                                      -----------     ------------       -----------      ------------

Issuance of shares to officers for cash                   119,815               --                --           120,000

Exchange of common shares of Tyree Holdings
 Corp. for common shares of Amincor, Inc.                     (41)              --                --                --

Share based compensation                                  429,269               --                --           429,269

Acquisition of common shares of Tyree Holdings Corp.      500,210         (937,572)          437,362                --

Net loss                                                       --      (32,448,552)         (711,931)      (33,160,483)
                                                      -----------     ------------       -----------      ------------

Balance at December 31, 2012 - consolidated           $86,549,322     $(84,342,834)      $  (403,833)     $  1,833,357
                                                      ===========     ============       ===========      ============

----------
(1) Represents the reallocation of the previously reported equity of the shareholders' and the non-controlling interest.


              The accompanying notes are an integral part of these
                 consolidated or combined financial statements

                         Amincor, Inc. and Subsidiaries
                Consolidated or Combined Statements of Cash Flows
                       Three Years Ended December 31, 2012

                                                                                  2012              2011              2010
                                                                              ------------      ------------      ------------
                                                                             (consolidated)    (consolidated)      (combined)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                                         $(32,029,135)     $(13,999,593)     $   (441,097)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization of property,
      plant and equipment                                                        1,563,036         1,821,599         1,972,129
     Amortization of intangible assets                                           1,499,561         3,589,075         1,871,336
     Amortization of deferred financing costs                                      162,973                --                --
     Impairment of goodwill and intangible assets                               21,381,284                --                --
     Stock based compensation                                                      429,269           415,000                --
     Gain on sale of equipment                                                    (125,026)          (79,272)          (20,981)
     Provision for (recovery of) doubtful accounts                                  96,148         4,096,616          (296,675)
     Provision for credit losses                                                        --           180,000                --
  Changes in assets and liabilities:
     Accounts receivable                                                         2,694,436          (880,485)        1,459,422
     Due from factor - related party                                               (84,699)               --         2,680,926
     Inventories                                                                 1,852,346        (1,103,383)         (439,841)
     Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                     351,671          (102,779)         (165,816)
     Prepaid expenses and other current assets                                    (217,702)         (284,877)          (55,402)
     Other assets                                                                  301,368           (42,865)          148,468
     Accounts payable                                                            5,715,325         4,457,546           708,055
     Accrued expenses and other current liabilities                                216,115          (102,924)        1,213,615
     Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                    (659,446)          568,916          (820,953)
     Deferred revenue                                                             (307,647)          192,558                --
     Other long-term liabilities                                                    (4,467)           (3,348)             (848)
                                                                              ------------      ------------      ------------
           NET CASH PROVIDED BY (USED IN) OPERATIONS - CONTINUING OPERATIONS     2,835,410        (1,278,216)        7,812,338
                                                                              ------------      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                           (3,407,983)         (135,644)          (95,198)
  Proceeds from sale of equipment                                                  125,026           135,546            37,454
                                                                              ------------      ------------      ------------
           NET CASH USED IN INVESTING ACTIVITIES - CONTINUING OPERATIONS        (3,282,957)              (98)          (57,744)
                                                                              ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from (repayments to) related parties                                407,694           (13,312)       (1,003,402)
  Proceeds from issuance of common stock                                           120,000                --                --
  Principal payments of capital lease obligations                                 (269,046)         (158,853)          (71,992)
  Borrowings form (repayments) of notes payable                                    712,063          (230,832)          113,639
  Proceeds from loans with related parties                                              --           124,555                --
  Payments of assumed liabilities                                               (1,108,074)         (591,598)       (1,772,486)
                                                                              ------------      ------------      ------------
           NET CASH USED IN FINANCING ACTIVITIES - CONTINUING OPERATIONS          (137,363)         (870,040)       (2,734,241)
                                                                              ------------      ------------      ------------
           NET CASH (USED IN) PROVIDED BY CONTINUING OPERATIONS                   (584,910)       (2,148,354)        5,020,353
                                                                              ------------      ------------      ------------

Net cash used in operating activities - discontinued operations                   (923,465)       (5,332,732)       (3,259,349)
Net cash provided by investing activities - discontinued operations                581,863         6,414,827           603,866
Net cash used in financing activities - discontinued operations                         --          (254,826)          (82,904)
                                                                              ------------      ------------      ------------
           NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS                 (341,602)          827,269        (2,738,387)
                                                                              ------------      ------------      ------------

                         Amincor, Inc. and Subsidiaries
                Consolidated or Combined Statements of Cash Flows
                       Three Years Ended December 31, 2012

                                                                                    2012              2011              2010
                                                                                ------------      ------------      ------------
                                                                               (consolidated)    (consolidated)      (combined)

(Decrease) increase in cash                                                         (926,512)       (1,321,085)        2,281,966
Cash, beginning of year                                                            1,286,240         2,607,325           325,359
                                                                                ------------      ------------      ------------

CASH, END OF YEAR                                                               $    359,728      $  1,286,240      $  2,607,325
                                                                                ============      ============      ============
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                    $    643,519      $    573,339      $  1,305,271
                                                                                ============      ============      ============
    Income taxes                                                                $     82,080      $     57,640      $     37,396
                                                                                ============      ============      ============
Non-cash investing and financing activities:
  Acquisition of equipment by capital leases and notes payable                  $    287,704      $    333,928      $    660,808
                                                                                ============      ============      ============
  Conversion of accounts payable to term notes payable                          $  3,017,268      $         --      $         --
                                                                                ============      ============      ============
  Acquisition of the assets and assumption of liabilities
   of predecessor company to Enviromental Quality Services, Inc.                $         --      $    145,000      $         --
                                                                                ============      ============      ============
  Conversion of loans from related parties                                      $         --      $         --      $  8,047,129
                                                                                ============      ============      ============


              The accompanying notes are an integral part of these
                 consolidated or combined financial statements

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


1. ORGANIZATION AND NATURE OF BUSINESS

Amincor, Inc. ("Amincor" or the "Company") was incorporated on October 8, 1997 and was dormant from 2002 through the end of 2009. Amincor is headquartered in New York, New York. During 2011 and 2010, Amincor acquired all or a majority of the outstanding stock of the following companies:

         Baker's Pride, Inc. ("BPI")
         Environmental Holdings Corp. ("EHC")
         Epic Sports International, Inc. ("ESI")
         Masonry Supply Holding Corp. ("Masonry" or "IMSC")
         Tulare Holdings, Inc. ("Tulare Holdings", or "Tulare")
         Tyree Holdings Corp. ("Tyree")

On November 5, 2012, the Company acquired all of the assets and assumed some of the liabilities of Environmental Waste Treatment, LLC ("EWT Business"). The Company assigned the EWT Business to Advanced Waste & Water Technology, Inc. ("AWWT") a subsidiary of EHC.

As of December 31, 2012, the following are operating subsidiaries of Amincor:

         Baker's Pride, Inc.
         Tyree Holdings Corp.
         Environmental Holdings Corp.
         Amincor Other Assets, Inc. ("Other Assets")
         Amincor Contracts Administrators, Inc. ("Contract Admin")

BPI

BPI manufactures bakery food products, primarily consisting of several varieties of sliced and packaged private label bread in addition to fresh and frozen varieties of cookies for a national supermarket and its food service channels throughout the Midwest and Eastern region of the United States. BPI is headquartered and operates facilities in Burlington, Iowa.

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

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


EHC

Through its wholly owned subsidiaries, Environmental Quality Services, Inc ("EQS") and Advanced Waste & Water Technology, Inc. ("AWWT"), EHC provides environmental and hazardous waste testing and water remediation services in the Northeastern United States, and is headquartered in Farmingdale, New York.

OTHER ASSETS

Other  Assets  was  incorporated  to  hold  real  estate,   equipment  and  loan
receivables. As of December 31, 2012, all of Other Assets' real estate and equipment are classified as held for sale.

CONTRACT ADMIN

Contract Admin was incorporated to manage contracts which were entered into by Amincor but performed by Tyree.

DISCONTINUED OPERATIONS

During 2011, Amincor adopted a plan to discontinue the operations of the following entities:

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

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated or combined financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

PRINCIPLES OF CONSOLIDATION

The consolidated  financial statements include the accounts of Amincor, Inc. and
all  of  its  consolidated  subsidiaries   (collectively  the  "Company").   All
intercompany balances and transactions have been eliminated in consolidation.

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

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


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

EQS

EQS provides environmental testing for its clients that range from smaller engineering firms and contractors to well-known petroleum companies. EQS submits an invoice with each report it distributes to its clients. Revenue is recognized as testing services are performed.

AWWT

AWWT provides water remediation and logistics services for its clients which include any business that produces waste water. AWWT invoices clients based on bills of lading which specify the quantity and type of water treated. Revenue is recognized as water remediation services are performed.

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


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

Tyree's accounts receivable for maintenance and repair services and construction contracts are recorded at the invoiced amount and do not bear interest. Tyree, BPI, EQS, and AWWT extend unsecured credit to customers in the ordinary course of business but mitigate the associated risks by performing credit checks and actively pursuing past due accounts. Tyree follows the practice of filing statutory "mechanics" liens on construction projects where collection problems are anticipated.

MORTGAGES RECEIVABLE

The mortgages receivable consist of commercial loans collateralized by property in Pelham Manor, New York. The loans were non-performing and property was in foreclosure as of December 31, 2012. The value of the mortgages is based on the fair value of the collateral.

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

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


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

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


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

The fair value of all of the Company's financial instruments is approximately the same as their carrying amounts.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or could otherwise cause the issuance of common stock. Such contracts include stock options and convertible preferred stock, which when exercised or converted into common stock would cause the issuance of common stock that then would share in earnings (loss). Such potential additional common shares are included in the computation of diluted earnings per share. Diluted loss per share is not computed because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


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

ADVERTISING COSTS

Advertising costs are charged to expense as incurred and are included in selling, general and administrative costs on the consolidated statements of operations. Advertising expenses were approximately $62,000, $74,000 and $104,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

RESTATEMENT AND RECLASSIFICATIONS

The non-controlling interest equity consists of minority interests in ESI and Tyree held by their former owners. Since Tyree was acquired, the Company has acquired additional shares from the Tyree's former owners thus increasing the Company's ownership and decreasing the ownership of the non-controlling interest in Tyree. GAAP requires that the equity of the shareholders' and the non-controlling ownership interest be reallocated each time the relative ownership interest changes. The Company has determined that is was not reallocating the ownership interests of the minority shareholder of Tyree for the additional interest acquired since its original acquisition. Therefore, the previously reported amounts of the net loss and equity have been restated to correct for those errors.

Certain reclassifications have been made to the prior years' consolidated or combined financial statements to conform to the current year's presentation.

3. GOING CONCERN

The accompanying consolidated or combined financial statements have been prepared assuming that the Company will continue as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring net losses from operations and has a working capital deficit of $21,092,591 as of December 31, 2012, which raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its capability to raise additional funds through debt and equity financing, and to achieve profitable operations. Management's plans to continue as a going concern and to achieve a profitable level of operations are as follows:

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


     *    Baker's Pride, Inc.
          * Secure additional donut and bread customers to increase the utilization of existing plant assets and place significant and competitive bids to strategic players within the fresh bread manufacturing industry, as well as increase revenues from its existing customers,
          * Increase co-pack donut, bread and bun business once the existing plant assets are operating at maximum capacity,
          * Negotiate with the commercial bank to extend their bridge loan which matures on May 31, 2013, which will allow BPI to extend its interest only financing on the new donut equipment until such time that BPI is able through its cash flow to make principal payments.

     *    Environmental Holdings Corp.
          * Complete the sale of EQS or liquidate the equipment assets of EQS,
          * Successfully sell large-scale waste water treatment equipment through AWWT's established licensing agreement.

     *    Tyree Holdings Corp.
          * Increase sales of the environmental business unit to existing customers and bid on additional jobs outside of Tyree's current customer base. Tyree's ability to succeed in securing additional environmental business depends on the ability of one of Tyree's primary customers to secure remediation work by bidding environmental liabilities currently present on gasoline stations and referring this work to Tyree,
          * Evaluate Tyree's construction and maintenance business units with respect to their ability to increase margins and operate profitably independent of each other,
          * Liquidate excess inventory that will not be utilized in the normal course of operations during the next six months to generate additional working capital.

     *    Amincor Other Assets, Inc.
          * Liquidate assets held for sale to provide working capital to the Company's subsidiaries,
          * Rent out assets held for sale to offset the costs of ownership of those assets wherever possible, if the assets cannot be liquidated.

     *    Amincor, Inc.
          * Secure new financing from a financial institution to provide needed working capital to the subsidiary companies.

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


While management believes that it will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at the Company's current levels through at least December 31, 2013, if the Company is not able to do so and if the Company is unable to become profitable in 2013, the Company would likely need to modify its plans and/or cut back on its operations. If the Company is able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result. However, if management's plans are not achieved, if significant unanticipated events occur, or if the Company is unable to obtain the necessary additional funding on favorable terms or at all, management would likely have to modify its business plans to continue as a going concern.

4. BUSINESS COMBINATIONS

The Company's acquisition of five of its subsidiaries (BPI, Tyree, Masonry, Tulare, and ESI) in 2010 has been accounted for using the pooling-of-interest method because they were all under common control. Therefore, as required by GAAP for business combinations for entities under common control, the financial statements presented for the year ended December 31, 2010 reflect a combination of the financial statements for each subsidiary since it came under common control.

In connection with the acquisitions, the Company assumed liabilities for the payment of certain delinquent accounts payable, income taxes, litigation settlements and other specified liabilities. The Company has since negotiated repayment terms with the majority of the parties owed. The remaining amounts due are non-interest bearing and have terms ranging in duration from 1 to 48 months. The balances of these assumed liabilities totaled approximately $1,110,000 and $2,280,000 as of December 31, 2012, 2011, respectively.

AWWT

On November 5, 2012, the Company acquired all of the assets and assumed some of the liabilities of Environmental Waste Treatment, LLC ("EWT Business"), a company in the business of providing water remediation services, in exchange for a note payable of $50,000 to the seller. The Company assigned the EWT Business to AWWT.

The Company accounted for the AWWT acquisition as a business combination and the estimated fair values at November 5, 2012 of assets acquired and liabilities assumed have been allocated as follows:

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


                                                                    Amount
                                                                  ----------
Accounts receivable                                               $   81,972
Property, plant and equipment                                        307,600
Current liabilities assumed                                         (144,337)
Long-term liabilities assumed                                       (217,476)
Note payable to seller                                               (50,000)
                                                                  ----------

      Total identifiable net liabilities assumed                  $  (22,241)
                                                                  ==========

Since the acquisition date, the revenues and net loss of AWWT was approximately $93,000 and $35,000, respectively, for the period ended December 31, 2012. Such amounts are included in the accompanying 2012 consolidated statement of operations.

Pro forma information for the operations of AWWT for the periods prior to the acquisition are not present since AWWT was not material to the Company's consolidated results of operations and earnings per share.

EQS

In 2011, the Company acquired all of the assets and assumed some of the liabilities of Environmental Testing Laboratories, Inc. ("ETL Business"), a company in the business of providing environmental testing and laboratory services in exchange for forgiving the debt of the former owner. The Company assigned the ETL Business to EQS.

The Company accounted for the EQS acquisition as a business combination and the total consideration of $145,000 has been allocated to the net assets acquired and liabilities assumed based on their respective estimated fair values at January 3, 2011 as follows:

                                                                    Amount
                                                                  ----------
Equipment                                                         $  395,054
Other intangibles                                                    135,000
Accounts payable                                                     (36,844)
Assumed liabilities                                                 (362,198)
Note payable                                                        (522,501)
                                                                  ----------
      Total identifiable net liabilities assumed                    (391,489)
                                                                  ----------
Goodwill                                                             536,489
                                                                  ----------
Net assets acquired                                               $  145,000
                                                                  ==========

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


For the period January 3, 2011 to December 31, 2011, the revenues and net loss of EQS was approximately $1,251,000 and $461,000, respectively, which are included in the accompanying 2011 consolidated statement of operations.

Pro forma information for the operations of EQS for the period prior to the acquisition is not present since EQS was not material to the Company's consolidated results of operations and earnings per share.

5. DISCONTINUED OPERATIONS

Effective June 30, 2011, the Company discontinued the operations of Masonry and Tulare Holdings, Inc., and effective September 30, 2011 the Company discontinued the operations of Epic Sports International, Inc. As a result, losses from Masonry, Tulare and ESI are included in the loss from discontinued operations in the accompanying consolidated financial statements for the years ended December 31, 2012, 2011 and 2010, respectively. Assets and liabilities related to discontinued operations are presented separately on the consolidated balance sheets as of December 31, 2012 and 2011, respectively. Changes in net cash from discontinued operations are presented in the accompanying consolidated statements of cash flows for the years ended December 31, 2012, 2011 and 2010, respectively. All prior period information has been reclassified to conform to the current period presentation.

As part of determining whether to discontinue the operations of Masonry, Tulare Holdings and ESI, the Company evaluated the carrying value of the assets of those companies as of December 31, 2011 and determined that the carrying value of such assets was not recoverable. Therefore, the Company recorded an impairment charge of approximately $2.9 million for the year ended December 31, 2011, of which approximately $1.2 million related to the reduction of the carrying value of property and equipment to the estimated fair value, approximately $1.4 million related to the write off of intangible assets, and approximately $300,000 related to the impairment of other assets. As of December 31, 2012, the only asset remaining is approximately $425,000 in escrow due to Masonry which is related to the foreclosure of its real property.

The following amounts related to Masonry, Tulare and ESI have been segregated from continuing operations and reported as discontinued operations:

                                                                For the Years Ended December 31,
                                                 --------------------------------------------------
                                                     2012               2011               2010
                                                 ------------       ------------       ------------
Results From Discontinued Operations:
  Net revenues from discontinued operations      $      1,983       $  4,854,062       $ 19,143,149
                                                 ============       ============       ============
  Loss from discontinued operations              $ (1,131,348)      $ (9,059,608)      $ (6,534,123)
                                                 ============       ============       ============

The following is a summary of the assets and liabilities of the discontinued operations, excluding assets held for sale (which is recorded separately on the consolidated balance sheets).

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


                                                          December 31,
                                                 ------------------------------
                                                     2012              2011
                                                 ------------      ------------
Prepaid expenses and other current assets        $         --      $      5,217
Property, plant and equipment, net                         --           598,106
Other assets                                          424,647            75,000
                                                 ------------      ------------
Total assets                                          424,647           678,323
                                                 ------------      ------------
Accounts payable                                    4,121,126         3,661,771
Accrued expenses and other current liabilities        883,538           907,823
                                                 ------------      ------------
Total liabilities                                   5,004,664         4,569,594
                                                 ------------      ------------

Net liabilities                                  $ (4,580,017)     $ (3,891,271)
                                                 ============      ============

The  Company  will   continue  to  provide   administrative   services  for  the
discontinued operations until the liquidation of these assets is completed.

6. MORTGAGES RECEIVABLE

The mortgages receivable consist of two notes collateralized by property in Pelham Manor, New York, which were in the process of foreclosure as of December 31, 2012. The value of the mortgages is based on the fair value of the collateral.

As of December 31, 2012 and 2011 the mortgages receivable, designated as non-performing loans, totaled $6,180,000. The Company has established an allowance for loan losses of $180,000 as of December 31, 2012 and 2011.

The following table presents mortgages receivable and the related allowance for loan losses as of December 31, 2012 and 2011:

                                                     2012              2011
                                                 ------------      ------------
Mortgage loans:
  Secured by commercial real estate              $  6,180,000      $  6,180,000
Less:
  Allowance for loan losses                          (180,000)         (180,000)
                                                 ------------      ------------

Total loans receivable                           $  6,000,000      $  6,000,000
                                                 ============      ============

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


                                                 2012                  2011
                                             ------------          ------------
Beginning Balance                            $    180,000          $         --
  Charge-offs                                          --                    --
  Recoveries                                           --                    --
  Provisions                                           --               180,000
                                             ------------          ------------
Ending Balance                               $    180,000          $    180,000
                                             ============          ============
Ending balance:
  individually evaluated for impairment      $         --          $         --
                                             ============          ============
Ending balance:
  collectively evaluated for impairment      $    180,000          $    180,000
                                             ============          ============
Loans:
Ending balance:
  individually evaluated for impairment      $         --          $         --
                                             ============          ============
Ending balance:
  collectively evaluated for impairment      $  6,000,000          $  6,000,000
                                             ============          ============

The changes to the allowance for loan losses for the years ended December 31, 2012 and 2011 is summarized as follows:

7. INVENTORIES

Inventories consist of:

     *    Construction and service maintenance parts
     *    Baking ingredients
     *    Finished bakery goods

A summary of inventory as of December 31, 2012 and 2011 is below:

                                                 2012                    2011
                                              ----------              ----------
Raw materials                                 $3,058,645              $4,321,380
Ingredients                                      108,673                 637,153
Finished goods                                       454                  91,405
                                              ----------              ----------
                                               3,167,772               5,049,938
Inventory reserves                               546,873                 576,693
                                              ----------              ----------

Inventories, net                              $2,620,899              $4,473,245
                                              ==========              ==========

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


8. PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2012 and 2011 property, plant and equipment from continuing operations consisted of the following:

                                    Useful Lives
                                      (Years)         2012             2011
                                      -------      -----------      -----------
Land                                    n/a        $   430,000      $   430,000
Machinery and equipment                 2-10        16,407,366       12,840,288
Furniture and fixtures                  5-10           110,439          110,439
Building and leasehold improvements     10           3,376,869        3,226,010
Computer equipment and software         5-7            847,329          804,010
Construction in progress                n/a                 --           14,801
Vehicles                                3-10           408,080          212,093
                                                   -----------      -----------
                                                    21,580,083       17,637,641
Less accumulated depreciation                        7,055,259        6,003,675
                                                   -----------      -----------

                                                   $14,524,824      $11,633,966
                                                   ===========      ===========

Property, plant and equipment include items under capital leases of $1,151,704 and $864,464 as of December 31, 2012 and 2011, respectively. Accumulated depreciation includes $296,348 and $103,181 related to those items as of December 31, 2012 and 2011, respectively.

Total depreciation expense related to continuing operations for years ended December 31, 2012, 2011 and 2010 was $1,563,036, $1,821,599 and $1,972,129,
respectively.

9.  GOODWILL AND INTANGIBLE ASSETS

Goodwill

On July 16, 2012, BPI was notified that its primary customer would be terminating its contract with the Company as of the end of October 2012 due to BPI's inability to meet certain pricing, cost and product offering needs. Consequently, BPI performed an impairment study and concluded that BPI's goodwill and intangible assets were fully impaired. The Company recorded an impairment expense of $7,770,900 and $4,812,496 for BPI's goodwill and intangible assets (customer relationships), respectively, in 2012.

On December 31, 2012, annual impairment studies were performed on Tyree and EHC's goodwill. The impairment study on Tyree's goodwill concluded that Tyree's goodwill asset was fully impaired. The impairment study on EHC's goodwill concluded that the goodwill as related to EQS subsidiary was fully impaired, while the goodwill as related to AWWT subsidiary was not impaired. The Company recorded an impairment expense of $7,575,500 and $535,988 for Tyree and EHC, respectively in 2012 in accordance with the results of these impairment studies.

Goodwill of $22,241 and $15,882,388 at December 31, 2012 and 2011, respectively, and licenses and permits (an intangible asset) of $2,744,000 and $3,430,400 at December 31, 2012 and 2011, respectively, have indefinite useful lives and are

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


not being amortized but tested for impairment annually or whenever an event occurs that may indicate a significant decrease in the fair value of the assets has taken place.

Intangible Assets

Intangible assets with finite useful lives are amortized on a straight-line basis over the useful lives of the assets. Intangible assets consist of the following at December 31, 2012 and 2011:

                                    Useful Lives
                                      (Years)         2012             2011
                                      -------      -----------      -----------
Intangible assets subject to
amortization:
  Customer relationships                5-10       $ 1,327,700      $ 8,976,700
  Non-competition agreements            5            5,886,300        5,886,300
                                                   -----------      -----------
                                                     7,214,000       14,863,000
Less accumulated amortization                        7,214,000        8,550,942
                                                   -----------      -----------
Intangible assets subject to
 amortization, net                                          --        6,312,058

Intangible assets not subject
 to amortization:
Licenses and permits                                 2,744,000        3,430,400
                                                   -----------      -----------

Intangible assets, net                             $ 2,744,000      $ 9,742,458
                                                   ===========      ===========

The aforementioned licenses and permits have renewal provisions which are generally one to four years. At December 31, 2012, the weighted-average period to the next renewal was ten months. The costs of renewal are nominal and are expensed when incurred. The Company intends to renew all licenses and permits currently held.

Prior to December 31, 2011, the Company amortized the non-compete intangible asset using the contractual term of the underlining agreements. However, based on the contractual revisions, the Company determined that the non-compete intangible asset has a shorter life than previously estimated. As a result, the Company changed the estimate of amortizable lives for the non-compete intangible asset to 5 years. The purpose of this change was to more accurately reflect the useful life of this asset. In accordance with GAAP, the change in the life has been accounted for as a change in accounting estimate on a prospective basis from December 31, 2011. As a result of the change in the estimated life of the non-compete intangible asset, both selling and general administrative expenses and net loss were higher by $1,717,238 for the year ended December 31, 2011, as compared to December 31, 2010.

For the year ended December 31, 2012, the Company recorded total impairment expense of $21,381,284 consisting of $15,882,388, $4,812,496, and $686,400 on goodwill, customer relationships, and licenses and permits, respectively.

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


Amortization expense related to continuing operations for the years ended December 31, 2012, 2011 and 2010 was $1,499,561, $3,589,075 and $1,871,336,
respectively. At December 31, 2012, all intangible assets subject to amortization were fully amortized.

10. TYREE CONTRACTS

Tyree's contracts are as follows:

                                                     2012              2011
                                                 ------------      ------------
Costs incurred on uncompleted contracts          $  4,734,336      $  9,030,273
Estimated earnings                                    878,953         2,616,311
                                                 ------------      ------------
                                                    5,613,289        11,646,584
Less: Billings to date                             (6,029,324)      (12,370,394)
                                                 ------------      ------------

                                                 $   (416,035)     $   (723,810)
                                                 ============      ============
Included in the accompanying consolidated
balance sheets under the following captions:
  Costs and estimated earnings in excess of
   billings on uncompleted contracts             $     30,260      $    381,931
  Billings in excess of costs and estimated
   earnings on uncompleted contracts                 (446,295)       (1,105,741)
                                                 ------------      ------------

                                                 $   (416,035)     $   (723,810)
                                                 ============      ============

11. INCOME TAXES

The Company records the income tax effect of transactions in the same year that the transactions occur to determine net income, regardless of when the transactions are recognized for tax purposes. Deferred taxes are provided to reflect the income tax effects of amounts included in the Company's financial statements in different periods than for tax purposes, and principally relate to bad debt allowances for accounts receivables, equity compensation charges, impairment of long-lived assets, depreciation, and amortization expenses. The provision for the income taxes for the years ended December 31, 2012, 2011, and 2010 is as follows:

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


                                               Years Ended December 31,
                                    -------------------------------------------
                                      2012              2011             2010
                                    --------          ---------        --------
CURRENT:
  Federal                           $     --          $      --        $     --
  State and local                         --                 --         184,250
                                    --------          ---------        --------
      Total current                       --                 --         184,250
                                    --------          ---------        --------
DEFERRED:
  Federal                                 --                 --              --
  State and local                         --                 --              --
                                    --------          ---------        --------
      Total deferred                      --                 --              --
                                    --------          ---------        --------

PROVISION FOR INCOME TAXES          $     --          $      --        $184,250
                                    ========          =========        ========

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

The Company evaluates deferred income taxes quarterly to determine if it is more likely than not that the future tax benefits from deferred tax assets will be realized in future years. Valuation allowances are established if it is determined that the Company may not realize some or all of such future tax benefits. The Company assesses whether valuation allowances against the deferred tax assets should be established or adjusted based on consideration of all available evidence, both positive and negative, using the more likely than not standard. This assessment considers, among other matters, the nature, frequency of recent income and losses, forecasts of future profitability and the duration of statutory carry forwards periods. In making such judgments, significant weight is given to evidence that can be objectively verified.

The tax effect of temporary differences that give rise to the deferred tax assets and liabilities as of December 31, 2012 and 2011 are presented below:

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


                                                                   December 31,
                                                           2012                  2011
                                                       ------------          ------------
DEFERRED TAX ASSETS:
  Net operating loss carryforwards                     $ 14,459,000          $ 10,121,000
  Accounts receivable                                       179,000               833,000
  Inventory                                                 275,000               298,000
  Goodwill                                                4,416,000                    --
  Intangible assets                                       3,927,000             1,821,000
  Accrued expenses and other current liabilities            518,000               276,000
                                                       ------------          ------------
      TOTAL DEFERRED TAX ASSETS                        $ 23,774,000          $ 13,349,000
                                                       ------------          ------------
DEFERRED TAX LIABILITIES:
  Goodwill                                             $         --          $  1,513,000
  Intangible assets                                              --               352,000
  Property, plant and equipment                             113,000               417,000
                                                       ------------          ------------
      TOTAL DEFERRED TAX LIABILITIES                        113,000             2,282,000
                                                       ------------          ------------
                                                         23,661,000            11,067,000
LESS VALUATION ALLOWANCE                                 23,661,000            11,067,000
                                                       ------------          ------------

NET DEFERRED TAX ASSETS                                $         --          $         --
                                                       ============          ============

As of December 31, 2012, the Company's federal net operating losses were approximately $36 million. These net operating loss carryforwards expire from the years ended 2028 to 2032. These net operating loss carryforwards may be limited in accordance with the Internal Revenue Code ("IRC") based on certain changes in ownership that have occurred, or could occur in the future.

The Company is in the process of completing its 2011 federal and state tax returns.

The Company's effective tax rate differs from the statutory Federal income tax rate of 34%, primarily due to the effect of state and local income taxes and the impact of recording a deferred tax valuation allowance. A deferred tax valuation allowance is recorded if it is determined that the Company may not realize some or all of the future tax benefits from the deferred tax assets, which primarily consist of the potential future tax benefits from net operating loss carryforwards. The following is a reconciliation of the income tax expense that would result from applying the U.S. Federal statutory income tax rate to the Company's recorded income tax expense for the years ended December 31, 2012, 2011, and 2010:

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012

                                                                   Years Ended December 31,
                                                        2012               2011              2010
                                                    ------------       ------------      ------------
Income tax expense at federal statutory rate        $(11,274,000)      $ (7,840,000)     $ (2,372,000)
State taxes                                           (1,990,000)        (1,384,000)         (419,000)
Permanent differences                                    669,000          1,227,000           432,000
Loss of NOL's due to SRLY rules                               --          5,394,000                --
Change in deferred tax calculation allowances         12,595,000          2,603,000         2,359,000
                                                    ------------       ------------      ------------

                                                    $         --       $         --      $         --
                                                    ============       ============      ============

12. Long-Term Debt

Long-term debt consists of the following at December 31, 2012 and 2011:

                                                      2012             2011
                                                   ----------       ----------
Equipment loans payable,  collateralized by the
assets  purchased,   and  bearing  interest  at
annual fixed rates ranging from 8.00% to 15.00%
as  of  December   31,  2012  and  2011,   with
principal and interest  payable in installments
through July 2014                                  $  748,293       $  820,251

Promissory notes payable, with zero interest to
current  accounts  payable  vendors   including
imputed   interest  of  $154,216  and  $225,672
calculated  at  10.00%  and  8.80% for 2012 and
2011,  respectively.  Payment terms are from 12
to 36 months                                        3,135,840        1,956,067

Promissory   notes   payable,    with   accrued
interest,  to three  former  stockholders  of a
predecessor company.  These notes are unsecured
and are  subordinate  to the  Company's  senior
debt. The notes  matured,  are in default as of
December  31,  2012,  and bear  interest  at an
annual fixed rate of 6.00%                            500,000          500,000

Note payable to a commercial  bank.  Payable in
monthly  installments of principal and interest
of  $6,198   through  March  2015.  The  annual
interest rate is 7.25%
                                                      242,149          370,618
Bridge   loan   with   a    commercial    bank,
collateralized by property, plant and equipment
in  addition to assets  purchased,  and bearing
interest  at 2.75%  above the U.S.  Prime  Rate
with a floor of 5.00% and a  ceiling  of 7.00%.
The loan matures on May 31, 2013                    2,749,985               --
                                                   ----------       ----------
Total                                               7,376,267        3,646,936
Less current portion                                6,057,595        1,846,565
                                                   ----------       ----------

Long-term portion                                  $1,318,672       $1,800,371
                                                   ==========       ==========

Future minimum principal payments on long-term debt are as follows:

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


     Year Ending December 31,
      2013                                     $6,057,595
      2014                                      1,161,615
      2015                                        157,057
                                               ----------

                                               $7,376,267
                                               ==========

The Company is obligated under various capital lease agreements for machinery and equipment. The terms of the leases range from one to five years and have effective interest rates that range from 4.4% to 13.0%

Future minimum lease payments under the capital lease obligations at December 31, 2012 are as follows:

     Years Ended                                  Total
     -----------                                  -----
       2013                                    $  350,140
       2014                                       295,809
       2015                                       136,644
       2016                                        79,117
       2017                                        28,842
                                               ----------
                                                  890,552
                                               ----------
     Less amount representing interest            108,003
                                               ----------

                                               $  782,549
                                               ==========

13. Related Party Loans

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the other party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


Loans from a related party consist of the following at:

                                                       2012            2011
                                                    ----------      ----------
Loan  and  security   agreement  with  Capstone
Capital Group, LLC which expires on November 1,
2013 bearing interest at 18% per annum. Maximum
borrowing of $1,000,000                             $  764,799      $  338,908

Loan  and  security   agreement  with  Capstone
Capital  Group,  LLC which  expires  on May 15,
2015 bearing interest at 18% per annum. Maximum
borrowing of $1,000,000                                473,820         499,577
                                                    ----------      ----------
Total  loans and  amounts  payable  to  related
parties                                             $1,238,619      $  838,485
                                                    ==========      ==========


Interest expense for these loans amounted to $330,894, $200,893, and $16,928 for the years ended December 31, 2012, 2011 and 2010, respectively.

14. Shareholders' Equity

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

Upon completion of these acquisitions, the general partners of the lending partnerships referred to the above received Amincor Class A voting common stock and the limited partners received Amincor Class B non-voting or convertible preferred stock. Convertible preferred stock was issued to those limited partners who had placed redemption requests before the defaults and subsequent takeovers discussed as above. Except for the voting rights, Class A and Class B common stock are identical.

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

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


$100 per share before any payment is made to or set aside for the holders of common shares.

On or after January 1, 2011, any holders of convertible preferred shares are entitled to convert their shares into Class B common shares on the basis of 10 shares of common stock for each preferred share.

For the years ended December 31, 2012 and 2011, no preferred stock was converted into Class B common shares.

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

On June 27, 2012, the Company issued 68,928 shares of Class B common shares as a correction of the amount of shares issued on the Company's Payment in Kind date of December 31, 2009. Management discovered a calculation error and these additional Class B common shares were issued to accurately represent the number of shares owned by the shareholder. As a result, the amount of Class B shares outstanding as of December 31, 2011 and 2010 and the weighted average shares outstanding for the years ended December 31, 2011 and 2010 have been restated. This correction is de minimus and had no discernible effect on previously reported loss per share.

On December 31, 2012, the Company issued 41,154 shares of Class B common shares in exchange for 10,700 shares of Tyree's Common Stock. Tyree's Common Stock was converted to Amincor Class B shares using a $0.65 valuation as calculated by the Company's book value of shares outstanding on September 30, 2012. As a result, the Company's ownership stake in Tyree changed from 95.4% to 99.0%.

On December 31, 2012, the Company issued 184,614 shares of Class A common shares to certain officers of the Company in exchange for $120,000. The Company's Class A shares were valued using a $0.65 valuation as calculated by the Company's book value of shares outstanding on September 30, 2012.

15. Share-Based Compensation

The Company does not have a formally adopted share-based compensation plan. Stock option grants have been made as determined by the Board of Directors.

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


On April 17, July 1, October 1, and December 31, 2012 the Company's Board of Directors granted common stock Class A options to the President, Vice-President, CFO, certain management and employees of the Company, and certain officers and employees of its subsidiary companies, all at various exercise prices, based on the estimated fair market value of the Company's share price at the date of the grant. 50% of the options vest and become exercisable on the first anniversary of the grant date and the remaining 50% on the second anniversary of the grant date, provided that the individual is employed by the Company on the anniversary date.

On April 1, September 1, and December 1, 2011 the Company's Board of Directors granted common stock Class A options to the President, Vice-President, CFO, certain management and employees of the Company, and certain officers and employees of its subsidiary companies, all at various exercise prices, based on the estimated fair market value of the Company's share price at the date of the grant. The options granted on April 1, 2011 vested and became exercisable immediately. For the September 1, 2011 and December 1, 2011 grants, 50% of the options vested and became exercisable on the first anniversary of the grant date, provided that the individual is employed by the Company on the anniversary date.

On December 31, 2010, the Board of Directors approved the issuance and granting of stock options to certain of the Company's officers. The grant was for options to purchase an aggregate 120,799 shares of Class A common stock at an exercise price of $2.80. 50% of the options vested and became exercisable on the first anniversary of the grant date and the remaining 50% on the second anniversary of the grant date, provided that the individual is employed by the Company on the anniversary date.

The Company estimates the fair value of the stock options on the date of the grant using the Black-Scholes option model, which requires the input of subjective assumptions. These assumptions include the estimated volatility of the Company's common stock price of the expected term, the fair value of the Company's stock, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimated fair value of stock compensation. The following assumptions were used in 2012, 2011, and 2010:

      Valuation Assumptions              2012              2011        2010
      ---------------------              ----              ----        ----
      Expected life                         5                 5           5
      Risk-free interest rate    0.72% - 0.90%      0.9% - 2.24%       5.20%
      Expected volatility                  40%               40%         27%
      Dividend yield                       --                --          --
      Forfeiture rate                       0%                0%          0%


Share based compensation cost of approximately $429,000, $415,000 and $0 is reflected in selling, general and administrative expenses on the accompanying consolidated or combined statements of operations for the years ended December 31, 2012, 2011 and 2010, respectively.

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


The following table summarizes the Company's stock options activity for the three years ended December 31, 2012:
                                                                      Weighted
                                                         Weighted      Average
                                                          Average     Remaining
                                                         Exercise    Contractual
                                              Shares       Price    Term (Years)
                                              ------       -----    ------------
Options outstanding at January 1, 2010
  Granted                                     120,799      $2.80         3.00
  Exercised                                        --         --           --
  Canceled, forfeited or expired                   --         --           --
                                            ---------      -----         ----

Options outstanding at December 31, 2010      120,799       2.80         3.00
  Granted                                   1,389,890       1.78         3.60
  Exercised                                        --         --           --
  Canceled, forfeited or expired                   --         --           --
                                            ---------      -----         ----
Options outstanding at December 31, 2011    1,510,689       1.86         3.55
  Granted                                   1,630,780       1.07         4.62
  Exercised                                        --         --           --
  Canceled, forfeited or expired                   --         --           --
                                            ---------      -----         ----

Options outstanding at December 31, 2012    3,141,469      $1.45         4.11
                                            =========      =====         ====
Options vested and exercisable at:
  December 31, 2011                           532,399      $1.98         4.22
                                            =========      =====         ====

December 31, 2012                           1,051,744      $1.92         3.45
                                            =========      =====         ====

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2012


            Options Outstanding                           Options Exercisable
---------------------------------------------------    ------------------------
                            Weighted
                            Average        Weighted                    Weighted
                           Remaining       Average                     Average
Exercise                Contractual Life  Exercise                    Exercise
 Prices   Outstanding       (Years)         Price      Exercisable      Price
 ------   -----------       -------         -----      -----------      -----
$0.65       398,500          5.00           $0.65             --        $  --
 1.13       403,500          4.75            1.13             --           --
 1.21       410,890          4.50            1.21             --           --
 1.29       417,890          4.25            1.29             --           --
 1.73       917,890          3.78            1.73        458,945         1.73
 1.88       472,000          3.25            1.88        472,000         1.88
 2.80       120,799          3.00            2.80        120,799         2.80
-----     ---------          ----           -----      ---------        -----

$1.45     3,141,469          4.11           $1.45      1,051,744        $1.92
=====     =========          ====           =====      =========        =====

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


As of December 31, 2012, the total compensation cost related to nonvested awards not yet recognized was approximately $620,000 and this expense is expected to be recognized over a remaining weighted average period of 4.11 years.

16. Loss Per Share

The calculation of net loss per share is as follows:

                                                              Year Ended December 31,
                                                     2012              2011              2010
                                                 ------------      ------------      ------------
Numerator for loss per share
  Net loss from continuing operations            $(32,029,135)     $(13,999,593)     $   (441,097)
  Net loss from discontinued operations            (1,131,348)       (9,059,608)       (6,534,123)
                                                 ------------      ------------      ------------

Net loss                                         $(33,160,483)     $(23,059,201)     $ (6,975,220)
                                                 ============      ============      ============
Denominator for loss per share
  Basic and diluted weighted-average shares:       28,724,218        28,723,599        28,723,599
                                                 ============      ============      ============
Loss per share:
  Basic and diluted
  Net loss from continuing operations            $      (1.12)     $      (0.49)     $      (0.02)
                                                 ============      ============      ============

Net loss from discontinued operations            $      (0.04)     $      (0.31)     $      (0.22)
                                                 ============      ============      ============

Net loss                                         $      (1.15)     $      (0.80)     $      (0.24)
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

At December 31, 2012, 2011, and 2010, the Company had potentially dilutive common shares attributable to the following:

                                                              Year Ended December 31,
                                                     2012              2011              2010
                                                 ------------      ------------      ------------
Stock options                                       3,141,469         1,510,689          120,799
Convertible preferred stock                        17,528,230        17,528,230        17,528,230
                                                 ------------      ------------      ------------

Total                                              20,669,699        19,038,919        17,649,029
                                                 ============      ============      ============

17. Operating Segments

The Company is organized into six operating segments: (1) Amincor, (2) Other Assets, (3) Contract Admin (4) BPI, (5) EHC, and (6) Tyree. Assets related to discontinued operations ("Disc. Ops") are also presented below. Segment information is as follows:

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012

                                                    December 31,
                                             2012                  2011
                                         ------------          ------------
ASSETS:
  Amincor                                $    710,791          $    536,061
  Other Assets                              8,566,434             8,667,433
  Contract Admin                                   --                    --
  BPI                                      12,051,571            24,851,264
  EHC                                       1,144,626             1,298,597
  Tyree                                    12,529,072            26,169,574
  Disc. Ops                                   424,647               678,322
                                         ------------          ------------

TOTAL ASSETS                             $ 35,427,141          $ 62,201,251
                                         ============          ============

                                                    December 31,
                                             2012                  2011
                                         ------------          ------------
CAPITAL EXPENDITURES
  Amincor                                $         --          $         --
  Other Assets                                     --                    --
  Contract Admin                                   --                    --
  BPI                                       3,752,384                58,644
  EHC                                         323,310                    --
  Tyree                                       375,043                77,000
                                         ------------          ------------

TOTAL CAPITAL EXPENDITURES               $  4,450,737          $    135,644
                                         ============          ============

                                                    December 31,
                                             2012                  2011
                                         ------------          ------------
GOODWILL:
  Amincor                                 $        --          $         --
  Other Assets                                     --                    --
  Contract Admin                                   --                    --
  BPI                                              --             7,770,900
  EHC                                          22,241               535,988
  Tyree                                            --             7,575,500
                                         ------------          ------------

TOTAL GOODWILL                           $     22,241          $ 15,882,388
                                         ============          ============

                                                    December 31,
                                             2012                  2011
                                         ------------          ------------
INTANGIBLE ASSETS, NET:
  Amincor                                $         --          $         --
  Other Assets                                     --                    --
  Contract Admin                                   --                    --
  BPI                                              --             5,194,946
  EHC                                         135,000               135,000
  Tyree                                     2,609,000             4,412,512
                                         ------------          ------------

TOTAL INTANGIBLE ASSETS                  $  2,744,000          $  9,742,458
                                         ============          ============

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


                                       Years Ended December 31,
                              2012                2011                2010
                          ------------        ------------        ------------
Net Revenues:
  Amincor                 $         --        $         --        $         --
  Other Assets                      --                  --                  --
  Contract Admin                    --                  --                  --
  BPI                       14,587,744          15,968,945          13,292,090
  EHC                        1,119,031           1,017,017                  --
  Tyree                     36,559,923          45,311,721          53,624,333
                          ------------        ------------        ------------

NET REVENUES              $ 52,266,698         $62,297,683         $66,916,423
                          ============        ============        ============

                                       Years Ended December 31,
                              2012                2011                2010
                          ------------        ------------        ------------
Income(loss) before
 Provision for Income
 Taxes:
   Amincor                $    863,055        $ (6,194,254)       $ (1,832,938)
   Other Assets                 28,100           1,221,966           1,147,494
   Contract Admin                 (592)                395                 197
   BPI                     (16,639,730)           (828,915)           (269,613)
   EHC                        (854,834)           (460,968)                 --
   Tyree                   (15,425,134)         (7,737,817)            698,013
                          ------------        ------------        ------------
INCOME (LOSS) BEFORE
 PROVISION FOR INCOME
 TAXES                    $(32,029,135)       $(13,999,593)       $   (256,847)
                          ============        ============        ============

                                       Years Ended December 31,
                              2012                2011                2010
                          ------------        ------------        ------------
Depreciation of Property
 and Equipment:
   Amincor                $         --         $        --        $         --
   Other Assets                     --             813,300           1,041,010
   Contract Admin                   --                  --                  --
   BPI                         872,109               9,873               3,875
   EHC                         101,743              93,768                  --
   Tyree                       589,184             904,658             927,244
                          ------------        ------------        ------------
TOTAL DEPRECIATION OF
 PROPERTY AND EQUIPMENT   $  1,563,036        $  1,821,599        $  1,972,129
                          ============        ============        ============

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


                                       Years Ended December 31,
                              2012                2011                2010
                          ------------        ------------        ------------
Amortization of Intangible
 Assets:
   Amincor                $         --        $         --        $         --
   Other Assets                     --                  --                  --
   Contract Admin                   --                  --                  --
   BPI                         382,450             764,900             764,900
   EHC                              --                  --                  --
   Tyree                     1,117,111           2,824,175           1,106,436
                          ------------        ------------        ------------
TOTAL AMORTIZATION OF
 INTANGIBLE ASSETS        $  1,499,561        $  3,589,075        $  1,871,336
                          ============        ============        ============

                                       Years Ended December 31,
                              2012                2011                2010
                          ------------        ------------        ------------
Interest (Income) Expense:
  Amincor                 $   (369,904)       $   (688,220)       $   (136,901)
  Other Assets                 (28,100)            (26,732)                 --
  Contract Admin                    --                  --                  --
  BPI                          535,986             285,279             579,692
  EHC                           85,203              58,102                  --
  Tyree                      1,031,437             831,364             579,934
                          ------------        ------------        ------------
TOTAL INTEREST
 EXPENSE, NET             $  1,254,622        $    459,793        $  1,022,725
                          ============        ============        ============

18. Commitments and Contingencies

WARRANTY

Tyree's contracts with its customers usually contain a written or implied warranty on workmanship for one year. Subcontractors and parts suppliers used by Tyree generally warrant the parts they supply or services they perform for a similar period. At project or service completion, customers provide written or verbal acceptance of Tyree's work. Warranty related costs experiences by Tyree typically consist of minor adjustments or calibration work. Tyree has accrued approximately $50,000 at December 31, 2012 and 2011 for estimated warranty costs related to completed contracts.

LEASE COMMITMENTS

The Company leases office and warehouse space under non-cancelable operating leases that expire at various dates through 2015. Some of the leases carry renewal provisions and some require the Company to pay maintenance costs or a share of real estate taxes and other costs. Rental payments may be adjusted for increases in taxes and insurance.

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


Rent expense on leases containing scheduled rent increases is recognized by amortizing the aggregate lease payments on a straight-line basis over the lease term. This has resulted in deferred rent liabilities of $13,429 and $18,313 as of December 31, 2012 and 2011, respectively which are included in other liabilities on the consolidated balance sheet.

Rent expense totaled $2,113,872 $1,802,985, and $805,035 for the years ended December 31, 2012, 2011, and 2010, respectively, which includes related party rent of $1,257,368, $1,073,317, and $264,520 for the years ended December 31, 2012, 2011, and 2010, respectively.

At December 31, 2012, the future minimum lease commitments under non-cancelable operating leases, including leases with related parties, are as follows:

                                           Total
                                        ----------
     Years ending December 31,
       2013                             $  469,204
       2014                                378,834
       2015                                194,580
                                        ----------

                                        $1,042,618
                                        ==========

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

TYREE

Tyree has established the Tyree Holdings 401(k) Retirement Plan (the "Tyree Plan"), which covers all eligible non-union employees. The Tyree Plan provides for voluntary contributions by eligible employees up to a maximum of 85% of their eligible compensation, subject to the applicable federal limitations. Tyree has the option to make a discretionary contribution each year, but did not make any contributions for the years ended December 31, 2012, 2011 and 2010.

Tyree has collective bargaining agreements with labor unions. These agreements expired at varying dates through November 30, 2012. In accordance with its collective bargaining agreements, Tyree participates in four multi-employer

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


pension plans and one defined contribution (401k) Plan. These plans provide benefits to substantially all union employees. Such plans are usually administered by a board of trustees comprised of the management of the participating companies and labor representatives. The net pension cost of the pension plans is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts. Assets contributed to such pension plans are not segregated or otherwise restricted to provide benefits only to the Tyree's employees. The risks of participating in these multi-employer pension plans are different from single-employer plans in the following aspects: 1) assets contributed to the multi-employer pension plan by one employer may be used to provide benefits to employees of other participating employers; 2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers; and 3) if Tyree chooses to stop participating in some of its multi-employer pension plans, Tyree may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability.

Tyree's participation in these pension plans for the annual period ended December 31, 2012, 2011, and 2010 is outlined in the table below. The "EIN/Pension Plan Number" column provides the Employee Identification Number ("EIN") and the three-digit plan number. Unless otherwise noted, the most recent Pension Protection Act ("PPA") zone status available in 2012, 2011, and 2010 is for the plan's year-end at December 31, 2012, 2011, and 2010, respectively. The zone status is based on information that Tyree received from the plan and is certified by the plan's actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The "FIP/RP Status Pending/Implemented" column indicates plans for which a financial improvement plan ("FIP") or a rehabilitation plan ("RP") is either pending or has been implemented. The last column lists the expiration dates of the collective-bargaining agreements to which the plans are subject.

                                                                                                                    Expiration
                                     Pension Protection        FIP/RP                                                 Date of
                                       Act Zone Status         Status           Tyree Contributions                 Collective-
                  EIN/Pension     --------------------------   Pending /     -----------------------    Surcharge   Bargaining
Pension Fund      Plan Number     2011       2010       2009  Implemented    2011      2010     2009     Imposed    Agreement
------------      -----------     ----       ----       ----  -----------    ----      ----     ----     -------    ---------
I.B.E.W. Local
No.25 Pension
Fund            11-6038558/001   Green      Green      Green      NA       $ 29,223  $ 52,577  $ 55,158     No      4/30/2012

Plumbers Local
Union No. 200
Pension Fund    11-3125387/001  Yellow(1)  Yellow(1)  Yellow(1)   Yes        29,915    27,949    40,851     No      4/30/2012

Local 99-
National
Electrical
Benefit Fund    53-0181657/001   Green      Green      Green      NA         26,602    17,978    21,933     No     11/30/2012

Local 1
National
Pension Fund   11-25411118/001  Yellow(1)  Yellow(1)  Yellow(1)   Yes        25,923    14,685     8,988     No      4/30/2012
                                                                           --------  --------  --------

Total contributions:                                                       $111,663  $113,189  $126,930
                                                                           ========  ========  ========

----------
(1)  Plan years ended June 30, 2012, 2011, and 2010

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


CONTINGENCIES:

BPI

In connection with Baker's Pride's USDA loan application, BPI had Environmental Site Assessments done on the property where the Mt. Pleasant Street Bakery, Inc. resides as required by BPI's prospective lender. A Phase II Environmental Site Assessment was completed on October 31, 2011 and was submitted to the Iowa Department of Natural Resources ("IDNR") for their review. IDNR requested that a Tier Two Site Cleanup Report ("Tier Two") be issued and completed in order to better understand what environmental hazards exist on the property. The Tier Two was completed on February 3, 2012 and was submitted to IDNR for further review. Management's latest correspondence with IDNR, dated March 21, 2012, required additional environmental remediation to be in compliance with IDNR's regulations. Management has retained the necessary environmental consultants to become compliant with IDNR's request. Due to the nature of the liability, the remediation work is 100% eligible for refund from INDR's Innocent Landowner Fund. As such there is no direct liability related to the clean up of the hazard.

Tyree

One of Tyree's largest customers, Getty Petroleum Marketing, Inc. ("GPMI") filed for bankruptcy protection on December 5, 2011. As of that date, Tyree had a pre-petition receivable of $1,515,401. Additionally, Tyree has a post-petition administrative claim for $593,709. A Proof of Claim was filed with the Bankruptcy court on Tuesday, April 10, 2012. On August 27, 2012, the United States Bankruptcy Court for the Southern District of New York confirmed GPMI's Chapter 11 plan of liquidation offered by its unsecured creditors committee, overruling the remaining objections. The plan provides for all of the debtors' property to be liquidated over time and for the proceeds to be allocated to creditors. Any assets not distributed by the effective date will be held by a liquidating trust and administered by a liquidation trustee, who will be responsible for liquidating assets, resolving disputed claims, making distributions, pursuing reserved causes of action and winding up GPMI's affairs. As an unsecured creditor, Tyree may never collect or may only collect a small percentage of the pre and post petition amounts owed. To date, Tyree has not been notified of any intent by the United States Bankruptcy Court for the Southern District of New York to claw back any amounts paid to Tyree pre-petition.

Tyree management continues to negotiate with Local Union 1, Local Union 25, Local Union 99, Local Union 138, Local Union 200 and Local Union 355 over unpaid benefits that are due to each of the respective unions. Tyree's records indicate approximately $1 million of unpaid benefits due as of December 31, 2012. Tyree management does not dispute that benefits are due to the respective unions, however, settlement and payment plan discussions are ongoing. The Local Unions have filed suit to enforce their rights as to the unpaid benefits as of March 2013.

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


A variety of unsecured vendors have filed suit for non-payment of outstanding invoices. Each of these actions is handled on a case by case basis, to determine the settlement and payment plan.

ESI

The Volkl license agreement was terminated in September 2011 and concurrently the Strategic Alliance Agreement with Samsung America CT, Inc. ("Samsung") was also terminated. Volkl is seeking a $400,000 royalty payment. Epic has initiated counterclaims against the various parties, including but not limited to Samsung, seeking damages for, including but not limited to infringement, improper use of company assets and breach of fiduciary duty. Volkl was successful in obtaining a judgment against Epic Sports International, Inc. and a confirmation of the Arbitration is presently pending in Federal Court. Management believes that this matter and the Frost matter below will eventually be settled out of court for less than the royalty and damages amounts sought.

On September 28, 2012, Sean Frost ("Frost"), the former President of Epic Sports International, Inc., filed a complaint against Epic Sports International Inc., Amincor, Inc. and Joseph Ingrassia (collectively, the "Defendants"). The first cause of action of the complaint is a petition to compel arbitration for unpaid compensation and benefits pursuant to Frost's employment agreement. The second cause of action of the complaint is for breach of contract for alleged non-payment of expenses, vacation days and assumption of certain debts. The third cause of action of the complaint is for violation of the California Labor Code for failure to pay wages. In addition, Frost is seeking among other things, damages, attorneys' fees and costs and expenses.

LEGAL PROCEEDINGS

AMINCOR

On July 6, 2012, SFR Holdings, Ltd., Eden Rock Finance Master Limited, Eden Rock Asset Based Lending Master Ltd., Eden Rock Unleveraged Finance Master Limited, SHK Asset Backed Finance Limited, Cannonball Plus Fund Limited and Cannonball Stability Fund, LP (collectively, the "Plaintiffs") commenced an action in the Supreme Court of the State of New York County of New York against Amincor, Inc., Amincor Other Assets, Inc., their officers and directors, John R. Rice III, Joseph F. Ingrassia and Robert L. Olson and various other entities affiliated with or controlled directly or indirectly by John R. Rice III and Joseph F.
Ingrassia (collectively the "Defendants"). Plaintiffs allege that Defendants engaged in wrongful acts, including fraudulent inducement, fraud, breach of fiduciary duty, unjust enrichment, fraudulent conveyance and breach of contract. Plaintiffs are seeking compensatory damages in an amount in excess of $150,000 to be determined at trial. Litigation is pending. Management believes that this lawsuit has no merit or basis and intends to vigorously defend it.

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


TYREE

Tyree's services are regulated by federal, state and local laws enacted to regulate discharge of materials into the environment, remediation of contaminated soil and groundwater or otherwise protect the environment. The regulations put Tyree or Tyree's predecessor companies at risk for becoming a party to legal proceedings involving customers or other interested parties. The issues involved in such proceedings generally relate to alleged responsibility arising under federal or state laws to remediate contamination at properties owned or operated either by current or former customers or by other parties who allege damages. To limit its exposure to such proceedings, Tyree purchases, for itself and Tyree's predecessor companies, site pollution, pollution and professional liability insurance. Aggregate limits, per occurrence limits and
deductibles   for  this  policy  are   $10,000,000,   $5,000,000   and  $50,000,
respectively.

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

As of the filing date, title to the Property has not been transferred due to a title issue involving the notice of pendency ("Notice") that expired and was not renewed at least 20 days prior to the Judgment of Foreclosure and Sale being filed and entered. Since no title transfers or judgment/liens were filed against the Property after the expiration of the Notice, the Company believes it is likely a conditional title will be issued and after recording the deed, IFR will no longer have any ownership interest in the property.

                         Amincor, Inc. and Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012


19. Concentrations of Credit Risk

The Company places its cash balances with various stable financial institutions which may at times exceed the Federal Deposit Insurance Corporation ("FDIC") limit. The Company believes its risk of loss is negligible, and, as of December 31, 2012 and 2011, the Company's cash balances did not exceed FDIC insurance limits.

MAJOR CUSTOMERS

For the years ended December 31, 2012, 2011, and 2010, and as of December 31, 2012 and 2011, revenue and accounts receivable concentrations are as follows:

                                                   Percentage of
                               2012                           2011                    2010
                    --------------------------      -------------------------       --------
                                   Consolidated                   Consolidated  Consolidated and
                   Consolidated      Accounts     Consolidated      Accounts        Combined
                    Revenues        Receivable      Revenues       Receivable       Revenues
                    --------        ----------      --------       ----------       --------
Customer A            27.1            30.1           20.8            29.3            27.9
Customer B            25.1              --           23.6            16.3            19.9
Customer C            12.3             6.4           12.8            10.9            11.1
                      ----            ----           ----            ----            ----

                      64.5            36.5           57.2            56.5            58.9
                      ====            ====           ====            ====            ====

20. Subsequent Events

In January 2013, the Company conducted an analysis of operations at EQS for the prior two years and has decided that it was more prudent to sell the existing company rather than to operate it. As of the filing date, the Company has entered into a letter of intent for the sale of EQS, but no formal sale documents have been executed.

The  Company  had  no  additional   significant   subsequent   events  requiring
disclosure.

                         Amincor, Inc. And Subsidiaries
             Notes to Consolidated or Combined Financial Statements
                       Three Years Ended December 31, 2012

      Schedule II - Valuation and Qualifying Accounts and Reserves Schedule Fiscal Years Ended December 31, 2012, 2011, and 2010

                                            Beginning                                            Direct          Ending
                                             Balance          Additions       Deductions       Write-Off         Balance
                                           ------------     ------------     ------------     ------------    ------------
2012
Allowance for doubtful accounts            $  1,903,626     $      4,694     $  1,479,367     $         --    $    428,953
                                           ============     ============     ============     ============    ============

Inventory allowance                        $    576,693     $         --     $    (29,820)    $         --    $    546,873
                                           ============     ============     ============     ============    ============

Deferred tax asset valuation allowance     $ 11,067,000     $ 12,594,000     $         --     $         --    $ 23,661,000
                                           ============     ============     ============     ============    ============

2011
Allowance for doubtful accounts            $    450,000     $  1,466,864     $    (13,238)    $         --    $  1,903,626
                                           ============     ============     ============     ============    ============

Inventory allowance                        $    220,360     $    356,333     $         --     $         --    $    576,693
                                           ============     ============     ============     ============    ============

Deferred tax asset valuation allowance     $  8,464,000     $  2,603,000     $         --     $         --    $ 11,067,000
                                           ============     ============     ============     ============    ============

2010
Allowance for doubtful accounts            $    905,000     $         --     $   (455,000)    $         --    $    450,000
                                           ============     ============     ============     ============    ============

Inventory allowance                        $         --     $    220,360     $         --     $         --    $    220,360
                                           ============     ============     ============     ============    ============

Deferred tax asset valuation allowance     $  6,105,000     $         --     $  2,359,000     $         --    $  8,464,000
                                           ============     ============     ============     ============    ============