Form 10-K/A
period 2012-12-31
Amincor, Inc.
filed 2013-04-25
CIK 1167905

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 17, 2013 (the "Form 10-K"), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

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

10.20 Transition Services Agreement, dated as of December 31, 2009, by and among Capstone Capital Group I, LLC, Capstone Business Credit, LLC, Capstone Capital Management, Inc., Capstone Trade Partners, Ltd. and Joning, Corp.(Incorporated by reference to Company's Form 10-K filed on April 18, 2011)

10.21        Amendment to Transition  Services  Agreement,  dated as of December
             31, 2010, by and among Capstone Capital Group I, LLC, Capstone Business Credit, LLC, Capstone Capital Management, Inc., Capstone Trade Partners, Ltd. and Joning, Corp.(Incorporated by reference to Company's Form 10-K filed on April 18, 2011)

10.22 Loan Agreement, by and between South Street Bakery and Central State Bank, dated January 27, 2012 *

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

Date: April 24, 2013


/s/ John R. Rice, III
--------------------------------------------------------
By: John R. Rice, III, President

Date: April 24, 2013


/s/ Joseph F. Ingrassia
--------------------------------------------------------
By: Joseph F. Ingrassia, Interim Chief Financial Officer

BOARD OF DIRECTORS

Date: April 24, 2013


/s/ John R. Rice, III
--------------------------------------------------------
John R. Rice, III, Director


/s/ Joseph F. Ingrassia
--------------------------------------------------------
Joseph F. Ingrassia, Director


/s/ Robert L. Olson
--------------------------------------------------------
By: Robert L. Olson, Director