Form 10-Q
period 2013-03-31
Amincor, Inc.
filed 2013-05-17
CIK 1167905

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended: March 31, 2013

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the transition period from ___________ to ___________

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [X]                          Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 15, 2013, there were 7,663,023 shares of Registrant's Class A Common Stock and 21,286,344 shares of Registrant's Class B Common Stock outstanding.

                                  AMINCOR, INC.
                               REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

                                    CONTENTS

PART I  - FINANCIAL INFORMATION............................................... 4

Item 1. Financial Statements.................................................. 4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ("MD&A")........................................28

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........43

Item 4.  Controls and Procedures..............................................43

PART II  - OTHER INFORMATION..................................................45

Item 1. Legal Proceedings.....................................................45

Item 1A. Risk Factors.........................................................47

Item 6. Exhibits..............................................................60

SIGNATURES....................................................................61

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         AMINCOR, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets

                                                                                         March 31,           December 31,
                                                                                           2013                  2012
                                                                                       ------------          ------------
                                                                                        (unaudited)            (audited)
                                     ASSETS

CURRENT ASSETS
  Cash                                                                                 $    135,857          $    359,728
  Accounts receivable, net of allowance of $449,747 and $428,953
   at March 31, 2013 and December 31, 2012, respectively                                  4,468,170             4,885,323
  Due from factor - related party                                                           467,733                84,699
  Inventories, net                                                                        2,560,099             2,620,899
  Costs and estimated earnings in excess of billings on uncompleted contracts                32,178                30,260
  Prepaid expenses and other current assets                                               1,287,684               703,123
  Current assets - discontinued operations                                                  424,647               424,647
                                                                                       ------------          ------------
TOTAL CURRENT ASSETS                                                                      9,376,368             9,108,679
                                                                                       ------------          ------------
PROPERTY, PLANT AND EQUIPMENT, NET
  Property, plant and equipment, net - continuing operations                             14,108,482            14,524,824
                                                                                       ------------          ------------
TOTAL PROPERTY, PLANT AND EQUIPMENT, NET                                                 14,108,482            14,524,824
                                                                                       ------------          ------------
OTHER ASSETS
  Mortgages receivable, net                                                               6,000,000             6,000,000
  Goodwill                                                                                   22,241                22,241
  Other intangible assets, net                                                            2,744,000             2,744,000
  Other assets                                                                               48,964                48,964
  Assets held for sale                                                                    2,566,433             2,566,433
                                                                                       ------------          ------------
TOTAL OTHER ASSETS                                                                       11,381,638            11,381,638
                                                                                       ------------          ------------

TOTAL ASSETS                                                                           $ 34,866,488          $ 35,015,141
                                                                                       ============          ============

                         AMINCOR, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets

                                                                                March 31,            December 31,
                                                                                  2013                   2012
                                                                              ------------           ------------
                        LIABILITIES AND (DEFICIT) EQUITY

CURRENT LIABILITIES
  Accounts payable                                                            $ 12,768,261           $ 12,492,777
  Assumed liabilities - current portion                                          1,324,516              1,324,863
  Accrued expenses and other current liabilities                                 3,350,942              2,981,824
  Loans payable to related party                                                 2,666,855              1,289,036
  Notes payable - current portion                                                6,659,334              6,057,595
  Capital lease obligations - current portion                                      298,659                295,722
  Billings in excess of costs and estimated earnings on
   uncompleted contracts                                                           232,078                446,295
  Deferred revenue                                                                 322,795                358,911
  Current liabilities - discontinued operations                                  5,002,723              5,004,664
                                                                              ------------           ------------
TOTAL CURRENT LIABILITIES                                                       32,626,163             30,251,687
                                                                              ------------           ------------
LONG-TERM LIABILITIES
  Assumed liabilities - net of current portion                                     208,772                208,772
  Capital lease obligations - net of current portion                               408,912                486,827
  Due to related party                                                             866,694                902,397
  Notes payable - net of current portion                                         1,255,102              1,318,672
  Other long-term liabilities                                                       13,429                 13,429
                                                                              ------------           ------------
TOTAL LONG-TERM LIABILITIES                                                      2,752,909              2,930,097
                                                                              ------------           ------------
TOTAL LIABILITIES                                                               35,379,072             33,181,784
                                                                              ------------           ------------
COMMITMENTS AND CONTINGENCIES

(DEFICIT) EQUITY
AMINCOR SHAREHOLDERS' (DEFICIT) EQUITY
  Convertible preferred stock, $0.001 par value per share; 3,000,000
   authorized, 1,752,823 issued and outstanding                                      1,753                  1,753
  Common stock - class A; $0.001 par value; 22,000,000
   authorized, 7,663,023  issued and oustanding                                      7,663                  7,663
  Common stock - class B; $0.001 par value; 40,000,000
   authorized, 21,286,344 issued and outstanding                                    21,286                 21,286
  Additional paid-in capital                                                    86,688,461             86,549,322
  Accumulated deficit                                                          (86,821,262)           (84,342,834)
                                                                              ------------           ------------
TOTAL AMINCOR SHAREHOLDERS' (DEFICIT) EQUITY                                      (102,099)             2,237,190
                                                                              ------------           ------------
NONCONTROLLING INTEREST DEFICIT:                                                  (410,485)              (403,833)
                                                                              ------------           ------------
TOTAL (DEFICIT) EQUITY                                                            (512,584)             1,833,357
                                                                              ------------           ------------

TOTAL LIABILITIES AND (DEFICIT) EQUITY                                        $ 34,866,488           $ 35,015,141
                                                                              ============           ============


        The accompanying notes are an integral part of these consolidated condensed financial statements

                         AMINCOR, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                          Three Months Ended March 31,
                                   (Unaudited)


                                                                                          2013                   2012
                                                                                      ------------           ------------
NET REVENUES                                                                          $  7,193,160           $ 13,897,017
COST OF REVENUES                                                                         6,281,420             10,704,512
                                                                                      ------------           ------------
GROSS PROFIT                                                                               911,740              3,192,505

SELLING, GENERAL AND ADMINISTRATIVE                                                      3,187,811              5,695,027
                                                                                      ------------           ------------

Loss from operations                                                                    (2,276,071)            (2,502,522)
                                                                                      ------------           ------------
OTHER EXPENSES (INCOME)
  Interest expense, net                                                                    250,842                155,942
  Other expense (income)                                                                   (48,087)              (109,732)
                                                                                      ------------           ------------
TOTAL OTHER EXPENSES (INCOME)                                                              202,755                 46,210
                                                                                      ------------           ------------
Loss before provision for income taxes                                                  (2,478,826)            (2,548,732)
Provision for income taxes                                                                      --                     --
                                                                                      ------------           ------------
NET LOSS FROM CONTINUING OPERATIONS                                                     (2,478,826)            (2,548,732)
                                                                                      ------------           ------------

Loss From Discontinued Operations                                                           (6,254)               (55,839)
                                                                                      ------------           ------------

Net Loss                                                                                (2,485,080)            (2,604,571)
                                                                                      ------------           ------------
Net loss attributable to non-controlling interests                                          (6,652)               (61,457)
                                                                                      ------------           ------------

NET LOSS ATTRIBUTABLE TO AMINCOR SHAREHOLDERS                                         $ (2,478,428)          $ (2,543,114)
                                                                                      ============           ============

NET LOSS PER SHARE FROM CONTINUING OPERATIONS - BASIC AND DILUTED:
  Net loss from continuing operations                                                 $      (0.09)          $      (0.09)
                                                                                      ============           ============
  Weighted average shares outstanding - basic and diluted                               28,949,367             28,723,599
                                                                                      ============           ============
NET LOSS PER SHARE ATTRIBUTABLE TO AMINCOR SHAREHOLDERS - BASIC AND DILUTED:
  Net loss attributable to Amincor shareholders                                       $      (0.09)          $      (0.09)
                                                                                      ============           ============
  Weighted average shares outstanding - basic and diluted                               28,949,367             28,723,599
                                                                                      ============           ============


        The accompanying notes are an integral part of these consolidated condensed financial statements

                         AMINCOR, INC. AND SUBSIDIARIES
 Consolidated Condensed Statement of Changes in Shareholders' (Deficit) Equity
                          Three Months Ended March 31,

                                                Amincor, Inc. and Subsidiaries
                      ----------------------------------------------------------------------------------
                           Convertible                   Common Stock -               Common Stock -
                         Preferred Stock                    Class A                       Class B
                      ---------------------           --------------------          --------------------
                      Shares         Amount           Shares        Amount          Shares        Amount
                      ------         ------           ------        ------          ------        ------
Balance at
 December 31, 2011
 (audited)           1,752,823       $1,753          7,478,409      $7,478        21,245,190      $21,245
                     ---------       ------          ---------      ------        ----------      -------
Share based
 compensation               --           --                 --          --                --           --

Net loss                    --           --                 --          --                --           --
                     ---------       ------          ---------      ------        ----------      -------
Balance at
 March 31, 2012
 (unaudited)         1,752,823        1,753          7,478,409       7,478        21,245,190       21,245
                     ---------       ------          ---------      ------        ----------      -------
Balance at
 December 31, 2012
 (audited)           1,752,823        1,753          7,663,023       7,663        21,286,344       21,286
                     ---------       ------          ---------      ------        ----------      -------
Share based
 compensation               --           --                 --          --                --           --

Net loss                    --           --                 --          --                --           --
                     ---------       ------          ---------      ------        ----------      -------
Balance at
 March 31, 2013
 (unaudited)         1,752,823       $1,753          7,663,023      $7,663        21,286,344      $21,286
                     =========       ======          =========      ======        ==========      =======

                         Amincor, Inc. and Subsidiaries
                         ------------------------------
                          Additional                                                Total
                           Paid-in         Accumulated      Non-controlling       (Deficit)
                           Capital           Deficit            Deficit            Equity
                           -------           -------            -------            ------
Balance at
 December 31, 2011
 (audited)               $85,500,069       $(50,956,710)       $(129,264)       $34,444,571
                         -----------       ------------        ---------        -----------
Share based
 compensation                 78,798                 --               --             78,798

Net loss                          --         (2,543,114)         (61,457)        (2,604,571)
                         -----------       ------------        ---------        -----------
Balance at
 March 31, 2012
 (unaudited)              85,578,867        (53,499,824)        (190,721)        31,918,798
                         -----------       ------------        ---------        -----------
Balance at
 December 31, 2012
 (audited)                86,549,322        (84,342,834)        (403,833)         1,833,357
                         -----------       ------------        ---------        -----------
Share based
 compensation                139,139                 --               --            139,139

Net loss                          --         (2,478,428)          (6,652)        (2,485,080)
                         -----------       ------------        ---------        -----------
Balance at
 March 31, 2013
 (unaudited)             $86,688,461       $(86,821,262)       $(410,485)       $  (512,584)
                         ===========       ============        =========        ===========

        The accompanying notes are an integral part of these consolidated condensed financial statements

                         AMINCOR, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)

                                                                                2013                   2012
                                                                            ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                                       $ (2,478,826)          $ (2,548,732)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization of property, plant and equipment               477,447                382,164
    Amortization of intangible assets                                                 --                467,834
    Amortization of deferred financing costs                                          --                 39,123
    Stock based compensation                                                     139,139                 78,798
    Gain on sale of equipment                                                         --                (86,726)
    Provision for doubtful accounts                                                3,402                 15,590
    Changes in assets and liabilities:
    Accounts receivable                                                          413,751                208,145
    Due from factor - related party                                             (383,034)                    --
    Inventories                                                                   60,800                 48,196
    Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                     (1,918)              (289,590)
    Prepaid expenses and other current assets                                    349,659                181,103
    Other assets                                                                      --                 (2,750)
    Accounts payable                                                             431,449                988,417
    Accrued expenses and other current liabilities                               369,118               (351,310)
    Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                   (214,217)               426,887
    Deferred revenue                                                             (36,116)                10,549
                                                                            ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES - CONTINUING OPERATIONS                   (869,346)              (432,302)
                                                                            ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                            (20,604)              (549,947)
  Proceeds from sale of equipment                                                     --                 86,726
                                                                            ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES - CONTINUING OPERATIONS                    (20,604)              (463,221)
                                                                            ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from related parties                                            1,342,116                423,494
  Principal payments of capital lease obligations                                (74,978)               (51,115)
  (Repayments) of borrowings from notes payable                                 (592,517)                69,075
  Payments of assumed liabilities                                                   (347)                    --
                                                                            ------------           ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES - CONTINUING OPERATIONS                674,274                441,454
                                                                            ------------           ------------

NET CASH USED IN CONTINUING OPERATIONS                                          (215,676)              (454,069)
                                                                            ------------           ------------

                         AMINCOR, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)

                                                                                2013                   2012
                                                                            ------------           ------------
Net cash used in operating activities - discontinued operations                   (8,195)               (95,011)
                                                                            ------------           ------------
NET CASH USED IN DISCONTINUED OPERATIONS                                          (8,195)               (95,011)
                                                                            ------------           ------------
Decrease in cash                                                                (223,871)              (549,080)
Cash, beginning of period                                                        359,728              1,286,240
                                                                            ------------           ------------

CASH, END OF PERIOD                                                         $    135,857           $    737,160
                                                                            ============           ============
SUPPLEMENTAL  DISCLOSURE OF CASH FLOW INFORMATION:
CASH PAID DURING THE PERIOD FOR:
  Interest                                                                  $    316,877           $     90,726
                                                                            ============           ============
  Income taxes                                                              $         --           $     80,082
                                                                            ============           ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Financing of insurance by notes payable                                   $    934,220           $     90,726
                                                                            ============           ============
  Conversion of accounts payable to term notes payable                      $    155,965           $  1,185,583
                                                                            ============           ============
  Acquisition of equipment by notes payable                                 $     40,501           $         --
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

As of March 31, 2013, the following are operating subsidiaries of Amincor:

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

On October 31, 2012, BPI's most significant customer terminated its contract with the Company due to BPI's inability to meet certain pricing, cost and product offering needs. As of March 31, 2013, BPI is seeking new customers and has a bid with its former most significant customer to resume production in the fourth quarter of 2013.

TYREE

Tyree performs maintenance, repair and construction services to customers with underground petroleum storage tanks and petroleum product dispensing equipment. Complimenting these services, Tyree is engaged in environmental consulting, site assessment, analysis and management of site remediation for owners and operators of property with petroleum storage facilities. Tyree markets its services throughout the Northeast and Mid-Atlantic regions of the United States to national and multinational enterprises, as well as to local and national governmental agencies and municipalities. The majority of Tyree's revenue is derived from customers in the Northeastern United States. Tyree's headquarters are located in Mt. Laurel, New Jersey.

EHC

Through its wholly owned subsidiaries, Environmental Quality Services, Inc ("EQS") and Advanced Waste & Water Technology, Inc. ("AWWT"), EHC provides environmental and hazardous waste testing and water remediation services in the Northeastern United States, and is headquartered in Farmingdale, New York.

OTHER ASSETS

Other  Assets  was  incorporated  to  hold  real  estate,   equipment  and  loan
receivables. As of March 31, 2013, all of Other Assets' real estate and equipment are classified as held for sale.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the periods presented have been reflected as required by Regulation S-X. The results of operations for the interim period presented is not necessarily indicative of the results of operations to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Form 10-K which includes the audited consolidated or combined financial statements for the three years ended December 31, 2012.

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

MORTGAGES RECEIVABLE

The mortgages receivable consist of commercial loans collateralized by property in Pelham Manor, New York. The loans were non-performing and property was in foreclosure as of March 31, 2013. The value of the mortgages is based on the fair value of the collateral.

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

3. GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring net losses from operations and had a working capital deficit of $23,249,795 as of March 31, 2013, which raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its capability to raise additional funds through debt and equity financing, and to achieve profitable operations. Management's plans to continue as a going concern and to achieve a profitable level of operations are as follows:

*    Baker's Pride, Inc.
     *    Secure   additional   donut  and  bread   customers  to  increase  the
          utilization of existing plant assets and place significant and competitive bids to strategic players within the fresh bread manufacturing industry, as well as increase revenues from its existing customers,
     * Increase co-pack donut, bread and bun business once the existing plant assets are operating at maximum capacity,
     * Negotiate to extend BPI's commercial bank bridge loan which matures on May 31, 2013. An extension will allow continued interest only financing on BPI's new donut equipment until operating cash flow is sufficient to make principal payments.

*    Environmental Holdings Corp.
     *    Complete the sale of EQS - see Note 13 - Subsequent Events,
     * Successfully sell large-scale waste water treatment equipment through AWWT's established licensing agreement.

*    Tyree Holdings Corp.
     * Increase sales of the environmental business unit to existing customers and bid on additional jobs outside of Tyree's current customer base. The success of one of Tyree's primary customers in securing additional environmental remediation work should result in referrals to Tyree,
     * Evaluate Tyree's construction and maintenance business units with respect to their ability to increase margins and operate profitably independent of each other,
     *    Liquidate excess inventory to generate additional working capital.

*    Amincor Other Assets, Inc.
     * Rent assets held for sale to offset the costs of ownership until the assets are liquidated,
     * Liquidate assets held for sale to provide working capital to the Company's subsidiaries.

*    Amincor, Inc.
     * Secure new financing from a financial institution to provide needed working capital to the subsidiary companies.

While management believes that it will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at the Company's current levels through at least March 31, 2014, if the Company is not able to do so and if the Company is unable to become profitable in 2013 and the first quarter of 2014, the Company would likely need to modify its plans and/or cut back on its operations. If the Company is able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result. However, if management's plans are not achieved, if significant unanticipated events occur, or if the Company is unable to obtain the necessary additional funding on favorable terms or at all, management would likely have to modify its business plans to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4. DISCONTINUED OPERATIONS

Effective June 30, 2011, the Company discontinued the operations of Masonry and Tulare Holdings, Inc., and effective September 30, 2011 the Company discontinued the operations of Epic Sports International, Inc. As a result, losses from Masonry, Tulare and ESI are included in the loss from discontinued operations in the accompanying consolidated condensed financial statements for the three months ended March 31, 2013 and 2012, respectively. Assets and liabilities related to discontinued operations related to discontinued operations are presented separately on the consolidated balance sheets as of March 31, 2013 and December 31, 2012, respectively. Changes in net cash from discontinued operations are presented in the accompanying consolidated statements of cash flows for the three months ended March 31, 2013 and 2012, respectively.

The following amounts related to Masonry, Tulare and ESI have been segregated from continuing operations and reported as discontinued operations:

Results From Discontinued Operations:

                                                  Three Months Ended March 31
                                                     2013             2012
                                                 ------------     ------------
Net revenues from discontinued operations        $         --     $      1,331
                                                 ============     ============
Loss from discontinued operations                $     (6,254)    $    (55,839)
                                                 ============     ============

The following is a summary of the assets and liabilities of the discontinued operations, excluding assets held for sale (which are presented separately on the consolidated condensed balance sheets). The other remaining assets consist of:

                                                   March 31,      December 31,
                                                     2013             2012
                                                 ------------     ------------
Prepaid expenses and other current assets        $         --     $         --
Property, plant and equipment, net                         --               --
Other assets                                          424,647          424,647
                                                 ------------     ------------
TOTAL ASSETS                                          424,647          424,647
                                                 ------------     ------------

Accounts payable                                    4,119,185        4,121,126
Accrued expenses and other current liabilities        883,538          883,538
                                                 ------------     ------------
TOTAL LIABILITIES                                   5,002,723        5,004,664
                                                 ------------     ------------

NET LIABILITIES                                  $ (4,578,076)    $ (4,580,017)
                                                 ============     ============

TOTAL ASSETS                                     $    424,647     $    424,647
                                                 ============     ============
TOTAL LIABILITIES                                $  5,002,723     $  5,004,664
                                                 ============     ============

The Company will continue to provide administrative services for the discontinued operations until the liquidation of these discontinued entities is completed.

5. INVENTORIES

Inventories consist of:

     *    Construction and service maintenance parts
     *    Baking ingredients
     *    Finished bakery goods

A summary of inventory as of March 31, 2013 and December 31, 2012 is below:

                                               March 31,            December 31,
                                                 2013                  2012
                                              ----------            ----------
Raw materials                                 $2,953,687            $3,058,645
Ingredients                                      146,025               108,673
Finished goods                                     7,847                   454
                                              ----------            ----------
                                               3,107,559             3,167,772
Inventory reserves                               547,460               546,873
                                              ----------            ----------

INVENTORIES, NET                              $2,560,099            $2,620,899
                                              ==========            ==========

6. PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2013 and December 31, 2012 property, plant and equipment from continuing operations consisted of the following:

                                             Useful Lives           March 31,           December 31,
                                               (Years)                2013                  2012
                                               -------            ------------          ------------
Land                                             n/a              $    430,000          $    430,000
Machinery and equipment                          2-10               16,461,246            16,407,366
Furniture and fixtures                           5-10                  110,439               110,439
Building and leasehold improvements              10                  3,376,869             3,376,869
Computer equipment and software                  5-7                   854,554               847,329
Construction in progress                         n/a                        --                    --
Vehicles                                         3-10                  408,080               408,080
                                                                  ------------          ------------
                                                                    21,641,188            21,580,083
Less accumulated depreciation                                        7,532,706             7,055,259
                                                                  ------------          ------------

                                                                  $ 14,108,482          $ 14,524,824
                                                                  ============          ============

Total depreciation expense related to continuing operations for the three months ended March 31, 2013 and 2012 was $447,447 and $382,164, respectively.

7. GOODWILL AND INTANGIBLE ASSETS

Goodwill of $22,241 as of March 31, 2013 and 2012, and licenses and permits (an intangible asset) of $2,744,000 as of March 31, 2013 and December 31, 2012, respectively, have indefinite useful lives and are not being amortized but tested for impairment annually or whenever an event occurs that may indicate a significant decrease in the fair value of the asset has taken place.

The aforementioned licenses and permits have renewal provisions which are generally one to four years. As of March 31, 2013, the weighted-average period to the next renewal was ten months. The costs of renewal are nominal and are expensed when incurred. The Company intends to renew all licenses and permits currently held.

Amortization expense used in continuing operations for the three months ended March 31, 2013 and 2012 was $0 and $467,834 respectively. As of March 31, 2013, all intangible assets subject to amortization were fully amortized.

8. LONG-TERM DEBT

Long-term debt consists of the following as of March 31, 2013 and December 31, 2012:

                                                    March 31,       December 31,
                                                      2013             2012
                                                   -----------      -----------
Equipment  loans payable,  collateralized  by
the assets purchased, and bearing interest at
annual  fixed  rates  ranging  from  8.00% to
15.00% as of March 31, 2013 and  December 31,
2012 with  principal and interest  payable in
installments through July 2014                     $   710,564      $   748,293

Promissory notes payable,  with zero interest
to current accounts payable vendors.  Payment
terms are from 12 to 36 months                       3,755,303        3,135,840

Promissory   notes   payable,   with  accrued
interest,  to three former  stockholders of a
predecessor   company.    These   notes   are
unsecured   and   are   subordinate   to  the
Company's  senior debt. The notes matured and
are in default as of March 31,  2013 and bear
interest at an annual fixed rate of 6.00%              500,000          500,000

Note payable to a commercial bank. Payable in
monthly   installments   of   principal   and
interest   through  March  2015.  The  annual
interest rate is 7.25%                                 198,584          242,149

Bridge   loan   with   a   commercial   bank,
collateralized   by   property,   plant   and
equipment  in addition  to assets  purchased,
and bearing  interest at 2.75% above the U.S.
Prime  Rate  with  a  floor  of  5.00%  and a
ceiling of 7.00%. The loan matures on May 31,
2013                                                 2,749,985        2,749,985
                                                   -----------      -----------
Total                                                7,914,436        7,376,267

Less current portion                                 6,659,334        6,057,595
                                                   -----------      -----------

Long-term portion                                  $ 1,255,102      $ 1,318,672
                                                   ===========      ===========

9. RELATED PARTY TRANSACTIONS

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the other party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

DUE FROM FACTOR

In 2013, BPI, Tyree and EHC entered into spot factoring agreements with a related party ("Factor"), which shares common ownership and management with the Company, under which certain eligible accounts receivable are factored. The Factor assumes credit risk for all credit-approved accounts. The Company initially receives an advance of 70% of the eligible receivable. The Factor provides rebates from 1% to 27% of the purchased invoice based on the repayment date on a sliding scale of collection dates from 30 to 180 days. In 2012, BPI had a discount factoring agreement with the Factor and received advances of 70%. The Company paid the Factor a commission on each accounts receivable purchased equal to (a) 3% for each 30 days that such accounts receivable is outstanding,
(b) after the initial 30 day period, an additional 1% for the next 10 day period or part thereof that such accounts receivable is outstanding and (c) after the initial 60 day period, an additional 2% for the next 10 day period or part thereof that such accounts receivable is outstanding. The factor agreements are secured by accounts receivable purchased by the Factor. Factor fees amounted to $131,876 and $24,632 for the three months ended March 31, 2013 and 2012, respectively.

LOANS PAYABLE

Loans from a related party consist of the following at:

                                                   March 31,      December 31,
                                                     2013             2012
                                                  ----------       ----------
Loan and  security  agreement  with  Capstone
Capital Group,  LLC which expires on November
1, 2013  bearing  interest  at 18% per annum.
Maximum borrowing of $2,500,000                   $2,015,924       $ 764,799

Loan and  security  agreement  with  Capstone
Capital  Group,  LLC which expires on May 15,
2015  bearing  interest  at  18%  per  annum.
Maximum borrowing of $1,000,000                      625,146          473,820

Loan  and  security  agreement  with  Stephen
Tyree  which  expires  on  November  5,  2014
bearing interest at 5.0% per annum.
                                                      25,785           50,417
                                                  ----------       ----------
Total  loans and  amounts  payable to related
parties                                           $2,666,855       $1,289,036
                                                  ==========       ==========

Interest expense for these loans amounted to $85,512 and $79,833 for the three months ended March 31, 2013 and 2012, respectively.

10. CORRECTION OF SHARES OF COMMON STOCK ISSUED

On June 27, 2012, the Company issued 68,928 shares of Class B common shares as a correction of the amount of shares issued on the Company's Payment in Kind date. As a result, the amount of Class B shares outstanding and the weighted average shares outstanding for the three months ended March 31, 2012 have been restated. This correction is de minimus and had no discernable effect on previously reported loss per share.

11. OPERATING SEGMENTS

The Company is organized into six operating segments: (1) Amincor, (2) Other Assets, (3) BPI, (4) EHC, and (5) Tyree. Assets related to discontinued operations ("Disc. Ops") are also presented below where relevant. Segment information is as follows:

                                              March 31,           December 31,
                                                2013                  2012
                                            ------------          ------------
TOTAL ASSETS:
  Amincor                                   $    317,986          $    298,792
  Other Assets                                 8,566,433             8,566,433
  BPI                                         11,830,887            12,051,571
  EHC                                            993,652             1,144,626
  Tyree                                       12,732,883            12,529,072
  Disc. Ops                                      424,647               424,647
                                            ------------          ------------

TOTAL ASSETS                                $ 34,866,488          $ 35,015,141
                                            ============          ============

                                              March 31,           December 31,
                                                2013                  2012
                                            ------------          ------------
TOTAL GOODWILL:
  Amincor                                   $         --          $         --
  Other Assets                                        --                    --
  BPI                                                 --                    --
  EHC                                             22,241                22,241
  Tyree                                               --                    --
                                            ------------          ------------
TOTAL GOODWILL                              $     22,241          $     22,241
                                            ============          ============

                                              March 31,           December 31,
                                                2013                  2012
                                            ------------          ------------
TOTAL INTANGIBLE ASSETS:
  Amincor                                   $         --          $         --
  Other Assets                                        --                    --
  BPI                                                 --                    --
  EHC                                            135,000               135,000
  Tyree                                        2,609,000             2,609,000
                                            ------------          ------------
TOTAL INTANGIBLE ASSETS                     $  2,744,000          $  2,744,000
                                            ============          ============

                                               Three Months Ended March 31,
                                                2013                  2012
                                            ------------          ------------
NET REVENUES:
  Amincor                                   $         --          $         --
  Other Assets                                        --                    --
  BPI                                             54,808             4,144,288
  EHC                                            278,330               233,420
  Tyree                                        6,860,022             9,519,309
                                            ------------          ------------
NET REVENUES                                $  7,193,160          $ 13,897,017
                                            ============          ============

                                               Three Months Ended March 31,
                                                2013                  2012
                                            ------------          ------------
INCOME (LOSS) BEFORE PROVISION FOR
 INCOME TAXES:
   Amincor                                  $    196,909          $   (182,201)
   Other Assets                                  (30,126)                6,895
   BPI                                        (1,750,171)             (854,158)
   EHC                                          (230,205)             (173,493)
   Tyree                                        (665,233)           (1,345,775)
                                            ------------          ------------
INCOME (LOSS) BEFORE PROVISION
 FOR INCOME TAXES                           $ (2,478,826)         $ (2,548,732)
                                            ============          ============

                                               Three Months Ended March 31,
                                                2013                  2012
                                            ------------          ------------
DEPRECIATION OF PROPERTY AND EQUIPMENT:
  Amincor                                   $         --          $         --
  Other Assets                                        --                    --
  BPI                                            294,031               206,550
  EHC                                             32,191                22,857
  Tyree                                          151,225               152,756
                                            ------------          ------------
TOTAL DEPRECIATION OF PROPERTY AND
 EQUIPMENT                                  $    477,447          $    382,164
                                            ============          ============

                                               Three Months Ended March 31,
                                                2013                  2012
                                            ------------          ------------
AMORTIZATION OF INTANGIBLE ASSETS:
  Amincor                                   $         --          $         --
  Other Assets                                        --                    --
  BPI                                                 --               191,225
  EHC                                                 --                    --
  Tyree                                               --               276,609
                                            ------------          ------------
TOTAL AMORTIZATION OF INTANGIBLE ASSETS     $         --          $    467,834
                                            ============          ============

                                                Three Months Ended March 31,
                                                2013                  2012
                                            ------------          ------------
INTEREST EXPENSE - NET:
  Amincor                                   $   (183,309)         $    (80,715)
  Other Assets                                    (7,247)               (6,895)
  BPI                                            169,327               100,819
  EHC                                             59,184                18,640
  Tyree                                          212,887               124,093
                                            ------------          ------------
Total interest expense, net                 $    250,842          $    155,942
                                            ============          ============

12. COMMITMENTS AND CONTINGENCIES

CONTINGENCIES:

BPI

In connection with Baker's Pride's USDA loan application, BPI had Environmental Site Assessments done on the property where one of its bakeries is located as required by the prospective lender. A Phase II Environmental Site Assessment was completed on October 31, 2011 and was submitted to the Iowa Department of Natural Resources ("IDNR") for their review. IDNR requested that a Tier Two Site Cleanup Report ("Tier Two") be issued and completed in order to better understand what environmental hazards exist on the property. The Tier Two was completed on February 3, 2012 and was submitted to IDNR for further review. Management's latest correspondence with IDNR, dated March 21, 2012, required additional environmental remediation to be in compliance with IDNR's regulations. Management has retained the necessary environmental consultants to become compliant with IDNR's request. Due to the nature of the liability, the remediation work is 100% eligible for refund from INDR's Innocent Landowner Fund. As such there is no direct liability related to the clean up of the hazard.

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

ESI (A DISCONTINUED OPERATION)

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

13. SUBSEQUENT EVENTS

On April 26, 2013, effective April 1, 2013, EHC, a wholly owned subsidiary of the Company sold all of its EQS's common stock for $500,000, which included the sale and transfer of certain EQS assets and assuming certain of its liabilities. A seller's note of $500,000 was agreed upon with an annual interest rate of 8%. The note will be interest only for its first two years, and thereafter be amortized over a five-year period. The note will be secured by the assets of the acquiring company.

On April 30, 2013 the sale of the property in Allentown, PA was completed with the Allenton Economic Development Corporation. The Company netted approximately $232,000 from the sale.

The  Company  had  no  additional   significant   subsequent   events  requiring
disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

                          AMINCOR (CONSOLIDATED BASIS)

GOING CONCERN/LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2013, cash flows used in continuing operations was $869,346. This was principally due to a net loss from continuing operations of $2,478,826 which was partially offset by a reduction in accounts receivable of approximately $414,000, increase in accounts payable of approximately $431,000, depreciation expense of approximately $477,000, an increase in accrued expenses and other current liabilities of approximately $369,000 and a decrease in prepaid expenses and other current assets of approximately $350,000. The net loss from continuing operations is discussed in greater detail in the results from operations for the three months ended March 31, 2013 and 2012 section of this MD&A.

For the three  months  ended  March  31,  2013,  cash  flows  used in  investing
activities  from  continuing   operations  of  $20,604  were  primarily  due  to
immaterial purchases of additional equipment at Baker's Pride, Inc.

For the three months ended March 31, 2013, cash flows provided by financing activities from continuing operations of $674,274 was primarily due to proceeds received on loans from related parties.

For the three months ended March 31, 2013, total cash flows used in discontinued operations was $8,195. Cash used in discontinued operations was primarily related to the winding down of entities classified as discontinued operations.

The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying consolidated condensed financial statements, we recorded a net loss from continuing operations of $2,478,826 and $2,548,732 for the three months ended March 31, 2013 and 2012, respectively. We had a working capital deficit of $23,249,795 and an accumulated deficit of $86,821,262 as of March 31, 2013. The results of the Company's cash flows from continuing operations for the three months ended March 31, 2013 have been adversely impacted by the loss of Baker's Pride's most significant customer Aldi, Inc. The Company's primary focus is to achieve profitable operations and positive cash flow of its operations of its long established niche businesses - Tyree and Baker's Pride.

Our auditors, Rosen Seymour Shapss Martin & Company LLP, have stated in their audit report dated December 31, 2012 that there is substantial doubt on the Company's ability to continue operations as a going concern due to our recurring net losses from operations, and the Company has a significant working capital deficit. Our ability to continue as a going concern is dependent upon our capability to raise additional funds through debt and equity financing, and to achieve profitable operations. Our plans to continue as a going concern and to achieve a profitable level of operations are as follows:

With respect to BPI, management has successfully negotiated a contract for co-packing frozen donut products to one of the world's largest family owned food companies which is a global supplier to the food service and in store bakery retail industries. Management believes that this contract will pave the way for additional contracts from other significant food companies in addition to increased business from the newly acquired customer. BPI has entered the frozen segment and is also positioning itself to enter back into the fresh bread manufacturing industry by placing significant and competitive bids to strategic players within the fresh bread markets. Management believes that by September 2013, its facilities will be operationally capable of supporting themselves on internally generated cash flows. Management has had verbal conversations with its lender, Central State Bank, regarding the bridge loan financing which will allow for BPI to extend its interest only financing on the new donut equipment until such time that BPI is able through its cash flow to make principal payments.

With respect to Tyree, management is projecting an increase in its environmental business through the end of 2013 and 2014. Tyree's ability to succeed in securing additional environmental business depends on the ability of one of Tyree's primary customers to secure remediation work by bidding environmental liabilities currently present on gasoline stations and referring this work to Tyree. Management is in the process of evaluating the profitability of Tyree's other divisions and intends to continue these operations provided that they continue to be profitable. In addition, Tyree's management believes that Tyree is currently holding greater level of inventory than is necessary for operations and will seek to liquidate or cease additional purchases of similar inventory on a going forward basis. Management intends to utilize cash flows generated from this decrease in inventory as additional working capital.

Tyree's management is working to secure additional available capital resources and turnaround Tyree's operations to generate operating income. As of March 31, 2013, Tyree has a working capital deficit of approximately $10.5 million exclusive of amounts owed to Amincor and recorded a net loss of approximately $660,000 for the three months ended March 31, 2013. Tyree has entered into settlement agreements and continues to negotiate with creditors to pay off its outstanding debt obligations. However, without additional capital resources, Tyree may not be able to continue to operate and may be forced to curtail its business, liquidate assets and/file for bankruptcy protection. In any such case, its business, operating results or financial condition would be materially adversely affected.

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

With respect to Amincor Other Assets, there are significant assets currently residing on Amincor Other Asset's balance sheet related to the discontinued operations of Imperia and Tulare are included in assets held for sale. Management intends to liquidate these assets as soon as they are able to do so profitably. Management believes there is more value in these assets than is currently shown on our balance sheet and an attempt to liquidate these assets quickly will decrease their value to, or below, what is currently showing on our balance sheet. In the meantime, management is utilizing these assets to the best of their ability by offsetting the costs associated with owning those assets by generating income from renting these properties out when possible.

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

BPI

In connection with Baker's Pride's USDA loan application, BPI had Environmental Site Assessments done on the property where one of its bakeries is located as required by BPI's prospective lender. A Phase II Environmental Site Assessment was completed on October 31, 2011 and was submitted to the Iowa Department of Natural Resources ("IDNR") for their review. IDNR requested that a Tier Two Site Cleanup Report ("Tier Two") be issued and completed in order to better understand what environmental hazards exist on the property. The Tier Two was completed on February 3, 2012 and was submitted to IDNR for further review. Management's latest correspondence with IDNR, dated March 21, 2012, required revisions to the Tier Two to be in compliance with IDNR's regulations. Management has retained the necessary environmental consultants to become compliant with IDNR's request. Due to the nature of the liability, the remediation work is 100% eligible for refund from INDR's Innocent Landowner Fund. As such there is no direct liability related to the clean up of the hazard.

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

RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NET REVENUES

Net revenues for the three months ended March 31, 2013 totaled $7,193,160 as compared to net revenues of $13,897,017 for the three months ended March 31, 2012, a decrease in net revenues of $6,703,857 or approximately 48.2%. The primary reason for the decrease in net revenues is related to Tyree's and BPI's operations. Tyree's net revenues decreased by approximately $2.7 million and BPI's net revenues decreased by approximately $4.1 million during the three months ended March 31, 2013. A detailed analysis of each subsidiary company's individual net revenues can be found within their respective MD&A sections of this Form 10-Q.

COST OF REVENUES

Cost of revenues for the three months ended March 31, 2013 totaled $6,281,420 or approximately 87.3% of net revenues as compared to $10,704,512 or approximately 77.0% of net revenues for the year ended March 31, 2012. The primary reason for the increase in cost of revenues as a percentage of net revenues is related to BPI's operations. BPI incurred fixed costs well in excess of its net revenues for the three month period ended March 31, 2013 due to the loss of a material customer A detailed analysis of each subsidiary company's individual cost of revenues can be found within their respective MD&A sections of this Form 10-Q.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2013 totaled $3,187,811 as compared to $5,695,027 for the three months ended March 31, 2012, a decrease in operating expenses of $2,507,216 or approximately 44.0%. The primary reason for the decrease in SG&A expenses was related to BPI's and Tyree's operations. BPI's operating expenses decreased by approximately $740,000 and Tyree's operating expenses decreased by $1.5 million during the three months ended March 31, 2013 as compared to the three months ended March 31, 2013. A detailed analysis of each subsidiary company's individual operating expenses can be found within their respective MD&A sections of this Form 10-Q.

LOSS FROM OPERATIONS

Loss from operations for the three months ended March 31, 2013 totaled $2,276,071 as compared to $2,502,522 for the three months ended March 31, 2012, a decrease increase in loss from operations of $226,451 or approximately 9.0%. The primary reason for the decrease in loss from operations is related to the decrease in operating expenses as noted above.

OTHER EXPENSES (INCOME)

Other expenses for the three months ended March 31, 2013 totaled $202,755 as compared to $46,210 for the year ended December 31, 2012, an increase in other expenses of $156,545. The primary reason for the increase in other expenses is related to increased interest expenses resulting from factoring receivables of Tyree, EQS and AWWT alongside a higher carrying balance on BPI's bridge loan. A detailed analysis of each subsidiary company's individual other expenses (income) can be found within their respective MD&A sections of this Form 10-Q.

NET LOSS FROM CONTINUING OPERATIONS

Net loss from continuing operations totaled $2,478,826 for the three months ended March 31, 2013 as compared to $2,548,732 for the three months ended March 31, 2012, a decrease in net loss from continuing operations of $69,906 or approximately 4.2%. The primary reason for the decrease in net loss from continuing operations is related to the decreases in SG&A expenses as noted above.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

Loss from discontinued operations totaled ($6,254) for the three months ended March 31, 2013 as compared to ($55,839) for the three months ended March 31, 2013, a decrease in loss from discontinued operations of $49,585 or approximately 88.8%. The net loss of Masonry was ($6,695) for the three months ended March 31, 2013 as compared to ($10,236) for the three months ended March 31, 2012, an increase in net loss of $46,044. The net income of Tulare was $411 for the three months ended March 31, 2013 as compared to a net loss ($45,603)
for the three months ended March 31, 2012, a decrease in net loss of $46,044. The net income of ESI was $0 for the three months ended March 31, 2013 and 2012.

NET LOSS

Net loss totaled $2,485,080 for the three months ended March 31, 2013 as compared to $2,604,571 for the three months ended March 31, 2012, a decrease in net loss of $119,491 or approximately 4.6%. The primary reason for the decrease in net loss during the three months ended March 31, 2013 was due to the aforementioned decreases in SG&A expenses.

                               BAKER'S PRIDE, INC.

SEASONALITY

Seasonality influenced the operations of the South Street Bakery facility as cookie sales are typically higher during the winter holiday season when compared to the summer season. Operations at the Jefferson Street facility are not influenced by seasonality. However, when donut production commences at the Mt. Pleasant Street facility, it will greatly be affected by seasonality. For the three months ended March 31, 2013 and 2012, none of the operations of Baker's Pride were influenced by seasonality.

LOSS OF MATERIAL CUSTOMER

On July 16, 2012, BPI was notified that Aldi, BPI's primary customer would be terminating its contract with the Company as of the end of October 2012 due to BPI's inability to meet certain pricing, cost and product offering needs. As such, BPI performed an impairment study and concluded that BPI's goodwill and intangible assets were fully impaired as of September 30, 2012.

Net revenues generated from Aldi comprised 0.0% and 92.2% of net revenues for the three months ended March 31, 2013 and 2012, respectively. All Aldi revenues generated in the first three months of 2012 were from BPI's Jefferson Street facility. The balance of net revenues generated in the first three months of 2012 were in BPI's South Street facility. On November 30, 2012, BPI terminated the equipment and facility lease which allowed for production at the South Street facility. It is management's intention to enter into a co-packing agreement for all of the products formerly produced internally with other bakeries in order to continue to provide the same product offerings without operating the facility. Management has moved all equipment owned but formerly residing at the South Street facility to the Mt. Pleasant Street facility. Management intends to return to its business plan of operating the Mt. Pleasant Street facility thereby reducing fixed overhead and variable costs by using cross trained personnel and providing its customer base the opportunity to purchase one, two or all three of its product types in less than trailer load quantities but obtain cost effective logistics through a combined load of all products offered by BPI.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

NET REVENUES

Net revenues for the three months ended March 31, 2013 totaled $54,808 as compared to $4,144,288 for the three months ended March 31, 2012, a decrease of $4,089,480 or approximately 98.7%. The primary reason for the decrease in net revenues is related to the loss of BPI's customer Aldi on November 2, 2012. Of the approximate $4.1 million decrease in net revenues, Aldi's business was responsible for $3.8 million of this decrease. The remaining decrease in net revenues is related to the termination of the equipment and facility lease that allowed for production at the South Street facility.

COST OF REVENUES

Cost of revenues for the three months ended March 31, 2013 totaled $554,650 as compared to $3,080,600 for the three months ended March 31, 2012, a decrease of $2,525,950 or approximately 82.0%. The Company had a 98.7% decrease in net revenues against an 82.0% decrease in cost of revenues in 2013 as compared to 2012. The primary reason for the decrease in cost of revenues is related to the Jefferson Street facility not operating at 100% capacity during the three months ended March 31, 2013 due to the loss of Aldi as compared to operating at 100% capacity during the three months ended March 31, 2012. Certain fixed costs are incurred by BPI regardless of the production levels at BPI's facilities which were incurred during the three months ended March 31, 2013 but were not offset by sales as they were during the three months ended March 31, 2012.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

S,G&A expenses for the three months ended March 31, 2013 totaled $1,081,017 as compared to $1,820,333 for the three months ended March 31, 2012, a decrease of $739,316 or approximately 40.6%. The primary reason for the decrease in 2013 is related to the termination of the equipment and facility lease that allowed for production at the South Street facility (savings of approximately $405,000), the absence of non-cash intangible amortization expense due to the impairment of intangible assets as of September 30, 2012 (savings of approximately $191,000) and temporary decreases in management's salaries at BPI until production levels return to normal (savings of approximately $50,000).

LOSS FROM OPERATIONS

Loss from operations for the three months ended March 31, 2013 totaled $1,580,859 as compared to $756,645 for the three months ended March 31, 2012, an increase in loss from operations of $824,214 or approximately 108.9%. The increase in loss from operations was primarily due to the decreases in net revenues as noted above.

OTHER EXPENSES

Other expenses for the three months ended March 31, 2013 totaled $169,312 as compared to $97,513 for three months ended March 31, 2012, an increase of $71,799. The primary reason for this increase in 2012 is higher interest expense due to a larger loan balances on BPI's working capital line the bridge loan financing used to purchase new equipment for the Mt. Pleasant Street facility.

NET LOSS

Net loss for the three months ended March 31, 2013 totaled $1,750,171 as compared to $854,158 for the three months ended March 31, 2012, an increase in net loss of $896,013. The primary reason for this increase in net loss is related to the decrease in net revenues as noted above.

                           ENVIRONMENTAL HOLDING CORP.

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

NET REVENUES

Net revenues for the three months ended March 31, 2013 totaled $325,981 as compared to $269,438 for the three months ended March 31, 2012, an increase of $56,543 or approximately 17.3%.

EQS's net revenues for the three months ended March 31, 2013 was $233,658 as compared to $269,438 for the three months ended March 31, 2012, a net revenues decrease of $35,780 or approximately 13.2%. The primary reason for this decrease was related to discontinuing business with specific customers of EQS due to non-payment and one-time business coming in from a large project taking place in March and April of 2012 that did not repeat in 2013.

AWWT's net revenues for the three months ended March 31, 2013 was $92,323 as compared to $0 for the three months ended March 31, 2012, an increase in net revenues of $92,363. The primary reason for this increase is related to the acquisition of AWWT's plant assets on November 2, 2012.

COST OF REVENUES

Cost of revenues for the three months ended March 31, 2013 totaled $326,832 or approximately 100.3% of net revenues as compared to $258,712 or approximately 96.0% for the three months ended March 31, 2012, an increase in cost of revenues of $68,120 or approximately 26.3%.

EQS's cost of revenues for the three months ended March 31, 2013 was $249,319 or approximately 106.7% of EQS's net revenues as compared to $258,712 or approximately 96.0% of EQS's net revenues for the three months ended March 31, 2012. EQS recorded a decrease in cost of sales of 3.6% against a decrease in net revenues of 13.3% for the three months ended March 31, 2013. The primary reason for the increase in cost of revenues as a percentage of net revenues is related to fixed costs that are incurred from running EQS's lab regardless of the sales volume. EQS was better able to offset these fixed costs during the three months ended March 31, 2012 with higher net revenues than it was during the three months ended March 31, 2013.

AWWT's cost of revenues for the three months ended March 31, 2013 was $77,513 or approximately 84.0% of AWWT's net revenues as compared to $0 for the three months ended March 31, 2013. The primary reason for this increase in cost of revenues is related to the acquisition of AWWT's plant assets on November 2, 2012.

SELLING, GENERAL & ADMINISTRATIVE  EXPENSES

SG&A expenses for the three months ended March 31, 2013 totaled $170,171 or approximately 52.2% of net revenues as compared to $165,579 or 61.5% of net revenues for the three months ended March 31, 2012, a decrease of $4,592 or approximately 2.8%.

EQS's SG&A expenses for the three months ended March 31, 2013 totaled $141,321 or approximately 60.5% of EQS's net revenues as compared to $165,579 or approximately 61.5% of EQS's net revenues, a decrease in EQS's operating expenses of $24,258 or approximately 14.7%. The primary reason for this decrease in operating expenses was related to the allocation of certain management personnel at EQS's salaries to AWWT.

AWWT's operating expenses for the three months ended March 31, 2013 totaled $28,850 or approximately 31.2% of AWWT's net revenues as compared to $0 for the three months ended March 31, 2012. The primary reason for this increase in operating expenses is related to the acquisition of AWWT's plant assets on November 2, 2012.

LOSS FROM OPERATIONS

Loss from operations for the three months ended March 31, 2013 totaled $171,022 or approximately 52.5% of net revenues as compared to $154,853 or approximately 57.5% for the three months ended March 31, 2012, an increase in loss from operations of $16,169 or approximately 10.4%.

EQS's loss from operations for the three months ended March 31, 2013 totaled $156,981 or approximately 67.2% of EQS's net revenues as compared to $154,853 or approximately 57.5% of EQS's net revenues, an increase in EQS's loss from operations of $2,128 or approximately 1.4%. The primary reason for this increase in loss from operations was related to the decrease in EQS's net revenues as noted above.

AWWT's loss from operations for the three months ended March 31, 2013 totaled $14,041 or approximately 15.2% of AWWT's net revenues as compared to $0 for the three months ended March 31, 2012. The primary reason for this net loss from operations is related to a lower net revenue figure than originally projected for the three months ended March 31, 2013.

OTHER EXPENSES

Other expenses for the three months ended March 31, 2013 totaled $59,184 or approximately 18.2% of net revenues as compared to $18,640 or approximately 6.9% of net revenue for three months ended March 31, 2012, an increase in other expenses of $40,543.

EQS's other expenses for the three months ended March 31, 2013 totaled $56,186 or approximately 24.0% of EQS's net revenues as compared to $18,640 or approximately 6.9% of EQS's net revenues for the three months ended March 31, 2012, an increase in EQS's other expenses of $37,546. The primary reason for this increase is related to increased interest expenses due to EQS factoring receivables during the three months ended March 31, 2013 in addition to a higher interest expense on a larger loan balance on EQS's working capital line which carried loan balances of $834,632 and $635,279, as of March 31, 2013 and 2012, respectively.

AWWT's other expenses for the three months ended March 31, 2013 totaled $2,997 or approximately 3.2% of AWWT's net revenues as compared to $0 for the three months ended March 31, 2012. Similar to EQS, AWWT also factors receivables with a factor in addition to accruing interest on a working capital line.

NET LOSS

Net loss for the three months ended March 31, 2013 totaled $230,205 as compared to a net loss of $173,493 for the three months ended March 31, 2012, an increase of $56,712 or approximately 32.7%.

EQS's net loss for the three months ended March 31, 2013 totaled $213,167 as compared to a net loss of $173,493 for the three months ended March 31, 2012, an increase in net loss of 39,674 or approximately 22.9%. The primary reason for the increase in net loss as related to EQS was related to the decrease in net revenues as noted above.

AWWT's net loss for the three months ended March 31, 2013 totaled $17,038 as compared to $0 for the three months ended March 31, 2012. The primary reason for the net loss on AWWT was related to the lower than expected net revenue figure as noted above.

                              TYREE HOLDINGS, INC.

SEASONALITY AND BUSINESS CONDITIONS

Historically, Tyree's revenues are lower during the first quarter of the year as Tyree's customers complete their planning for the remainder of the year. Approximately 26% of Tyree's revenues are earned from customer capital expenditures. Customers' capital expenditures are cyclical and tend to mirror the condition of the economy and the weather patterns.. During normal conditions, Tyree will need to draw from its borrowing base early in the year and then pay down the borrowing base as the year progresses when it generates positive cash flows. The highest revenue generation occurs from late in the second quarter through the beginning of the fourth quarter of the year.

On December 5, 2011 Tyree's largest customer, Getty Petroleum Marketing, Inc. ("GPMI") filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in the Southern District of New York. This bankruptcy filing had a significant and lasting impact on Tyree's operations and financial activities. Immediately following the bankruptcy filing of GPMI, all ongoing work with GPMI was significantly reduced and plans for Tyree's restructuring began which included a reduction of approximately 15% in workforce during the first quarter of 2012. In June 2012 Green Valley Oil, LLC ("GVO") a subtenant of GPMI and customer of Tyree went out of business. Tyree made additional expense reductions and reduced its workforce by approximately 35.0% by the end of 2012

Tyree maintains a $15,000,000 revolving credit agreement with its Parent (Amincor) which expires on January 1, 2016. Borrowings under this agreement are limited to 70% of eligible accounts receivable and the lesser of 50% of eligible inventory or $4,000,000. The balances outstanding under this agreement were $4,752,171 and $4,819,829 as of March 31, 2013 and December 31, 2012,
respectively. Borrowings under this agreement are collateralized by a first lien security interest in all tangible and intangible assets owned by Tyree. Availability of funding from Amincor is dependent on Amincor's liquidity. The annual interest rate charged on this loan was approximately 5% for the three months ending March 31, 2013 and 2012. Starting in January 2013, Tyree began factoring certain accounts receivables with a related party.

Going forward, Tyree's growth will be difficult to attain until either (i) new working capital is available through profitable operations or (ii) new equity invested into Tyree to facilitate organic and acquisition based growth.

LIQUIDITY

Tyree incurred net losses of $665,233 and $1,345,774 for the three months ended March 31, 2013 and 2012, respectively. Tyree's largest customer filing for bankruptcy in December 2011 produced large write-offs of receivables and reductions in revenues which resulted in corporate cash demands well in excess of receipts from revenues, thus stressing the available funding on the existing credit facility. In the fourth quarter of 2011, management responded with a plan to term out all current vendors. Much was accomplished during 2011 with $1.9 million of accounts payable converted to long and short term debt, at March 31, 2013 this amounted to $2,662,000. Most of the remaining vendors have agreed to term notes early in 2012, thus addressing the cash shortfall produced in 2011, while leaving some availability on Tyree's revolving credit line. In reaction to the GPMI Bankruptcy filing, management reduced employee headcount by an additional 72 full time employees, rescheduled accounts payable, reduced management's salaries and reduced its rent commitments. Tyree has been successful in securing several new customers but has not yet been able to replace all of the lost business from GPMI and GVO. Management continues to analyze Tyree's overhead expenses and will continue to reduce its work force as necessary until it is able to replace the business lost as a result of the GPMI bankruptcy filing and the Green Valley business cessation.

NET REVENUES

Net revenues for the three months ended March 31, 2013 totaled $6,860,022 as compared to $9,519,309 for the three months ended March 31, 2012, a decrease of $2,659,287 or approximately 27.9%. The decrease in revenues in 2013 can primarily be attributable to service revenues lost when GPMI and GVO went out of business have never been completely replaced. In addition, in November 2012, Tyree did not renew its fixed-fee maintenance contract with Cumberland Farms as it yielded a negative gross profit in 2012. The Service operating division billed approximately $2,250,000 less during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Additional decreases in revenue are attributable to Tyree's Construction division. Tyree's Construction business unit completed two very large jobs in 2012 which were not replaced with jobs of equal size in 2013. The Construction business unit billed approximately $570,000 less during the three months ended March 31, 2013 than it did during the three months ended March 31, 2012. Revenues by operating divisions for the three months ended March 31, 2013 and March 31, 2012 were as follows:

Revenues                                              2013               2012
                                                   ----------         ----------
Service and Construction                           $3,288,315         $6,395,568
Environmental, Compliance and Engineering           3,571,707          2,925,202
Manufacturing / International                              --            198,539
                                                   ----------         ----------

TOTAL                                              $6,860,022         $9,519,309
                                                   ==========         ==========

COST OF REVENUES

Cost of revenues for the three months ended March 31, 2013 totaled $5,447,589 or approximately 79.4% of net revenues as compared to $7,401,217, or 77.7% for the three months ended March 31, 2012. The gross profit percentage decreased by 1.7% period to period due to under estimating the cost of several construction jobs in New Jersey. The effect of this under estimation resulted in a drop of approximately 7.0% or $105,000 in the Construction business unit's gross profit.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2013 totaled $1,863,281, or approximately 27.2% of net revenues compared to $3,351,628, or approximately 35.2% of net revenues for the three months ended March 31, 2012, a decrease in operating expenses of $1,488,347 or approximately 44.4%. The decrease in operating expenses in 2013 was primarily attributed to the reduction in Tyree's work force over the course of 2012 (a reduction of approximately $667,000) and the absence of intangible amortization due to the impairment of intangible assets in 2012 (a reduction of approximately $277,000) alongside other smaller expense reductions across all of Tyree's expense categories.

LOSS FROM OPERATIONS

Loss from operations for the three months ended March 31, 2013 totaled $450,849, or approximately 6.5% of net revenues as compared to $1,233,537, or approximately 13.0% of net revenues for the three months ended March 31, 2012, a decrease in loss from operations of $782,688 or approximately 63.4%. The decrease in loss from operations was primarily due to the decrease in operating expenses as noted above.

OTHER EXPENSES

Other expenses for the three months ended March 31, 2013 totaled $214,384, or approximately 3.1% of net revenues as compared to other expenses of $112,238, or approximately 1.2% of net revenues for the three months ended March 31, 2012, an increase in other expenses of $102,146 or approximately 91.0%. The increase in other expenses during the three months ended March 31, 2013 was primarily due to an increase in interest expense due to a Tyree factoring certain accounts receivables to improve cash flow.

NET LOSS

Net loss for the three months ended March 31, 2013 totaled $665,233 as compared to $1,345,774 for the three months ended March 31, 2012, a decrease of $680,541 or approximately 50.6%. The decrease in net loss is primarily related to the decrease in operating expenses as noted above.

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

Please refer to our Note 2 of our consolidated condensed financial statements contained in this Quarterly Report on Form 10-Q, and our Management's Discussion and Analysis of Financial Condition and Results of Operation contained in Part II, Item 7 of our Annual Report on Form 10-K for our fiscal year ended December 31, 2011 and Note 2 of our consolidated condensed financial statements contained therein for a more complete discussion of our critical accounting policies and use of estimates.

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

Our management has not assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. Management understands that in making this assessment, it should use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Although an assessment using those criteria has not been performed, our management believes that the Company's internal control over financial reporting was not effective at March 31, 2013.

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

Amincor's independent registered public accounting firm has expressed substantial doubt about Amincor's ability to continue as a going concern in the audit report on the Company's audited financial statements for the three fiscal years ended December 31, 2012 included herein. (See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" as filed with the Company's Form 10-K on April 17, 2013 with the United States Securities and Exchange Commission)

OUR ABILITY TO RETAIN KEY PERSONNEL IN EACH OF OPERATING SUBSIDIARIES WILL BE AN IMPORTANT FACTOR IN THE SUCCESS OF OUR BUSINESS AND A FAILURE TO RETAIN KEY PERSONNEL MAY RESULT IN OUR INABILITY TO MANAGE AND IMPLEMENT OUR BUSINESS PLAN.

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

DEPENDENCE ON KEY PERSONNEL HOLDING LICENSES, PERMITS AND CERTIFICATIONS.

EQS' success depends to an extent upon the performance of its employees, some of whom hold certain licenses, permits and certifications, including, but not limited to Ms. Patricia Werner - Els. The loss or inability to replace these employees holding the licenses permits or certifications necessary to conduct EQS' business, could adversely affect its business and prospects and operating results and/or financial condition.

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

THE FACTORS ABOVE ARE NOT EXHAUSTIVE. FOR A MORE COMPLETE LIST OF RISK FACTORS AFFECTING THE COMPANY AND ITS SUBSIDIARIES, PLEASE REFER TO THE COMPANY'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012 FILED WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION ON APRIL 17, 2013, AND ANY AMENDMENTS THERETO.

ITEM 5. OTHER INFORMATION

Pursuant to a Stock Purchase Agreement, effective April 1, 2013, Environmental Holding Corp., a Delaware corporation, and wholly owned subsidiary of Amincor, Inc. ("Seller") sold all of its right, title and interest in 150 shares of Common Stock, par value $0.001 of Environmental Quality Services, Inc., a Delaware corporation (the "Shares") to Essential Environmental Technologies (the "Buyer"). The Shares represent 100% of the issued and outstanding shares of Environmental Quality Services, Inc. on a fully diluted basis. The purchase price for the sale and transfer of the Shares by Seller to Buyer was $500,000 to be paid by Buyer pursuant to a promissory note in the principal amount of the purchase price and shall be secured by the provisions of that certain Pledge Agreement. Buyer has assumed all assets and liabilities. However, as part of the sale of the Shares, Amincor, Inc., the parent company of the Seller, also agreed to unconditionally write off certain loan amounts due and owing by Environmental Quality Services, Inc. to Amincor, Inc.

On April 30, 2013, Amincor Other Assets, Inc. sold the 360,000 square foot facility where Allentown Metal Works, Inc. formerly operated located at 606 S. 10th Street, Allentown, PA 18103. The property was sold to the Allentown

Economic Development Corporation for $500,000 less outstanding taxes and costs due and owing on the property, for net sale proceeds of $232,496.64.

ITEM 6. EXHIBITS

31.1+ Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+ Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+ Chief Executive Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2+ Chief Financial Officer's Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*     Interactive data files pursuant to Rule 405 of Regulation S-T.

----------
+    Filed Herewith
*    To be provided by Amendment

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMINCOR, INC.


Date: May 15, 2013                        By: /s/John R. Rice, III
                                              ----------------------------------
                                              John R. Rice, III, President



Date: May 15, 2013                        By: /s/ Joseph F. Ingrassia
                                              ----------------------------------
                                              Joseph F. Ingrassia, Interim Chief
                                              Financial Officer