Form 10-Q/A
period 2013-03-31
Amincor, Inc.
filed 2013-05-22
CIK 1167905

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on May 17, 2013 (the "Form 10-Q"), is solely to furnish
Exhibit 101 to the Form 10-Q. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (Extensible Business Reporting Language).

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

----------
+    Previously Filed
*    Filed Herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AMINCOR, INC.


Date: May 22, 2013                        By: /s/John R. Rice, III
                                              ----------------------------------
                                              John R. Rice, III, President



Date: May 22, 2013                        By: /s/ Joseph F. Ingrassia
                                              ----------------------------------
                                              Joseph F. Ingrassia, Interim Chief
                                              Financial Officer