Form 10-Q
period 2013-06-30
Amincor, Inc.
filed 2013-08-14
CIK 1167905

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended: June 30, 2013

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [X]                          Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 14, 2013, there were 7,663,023 shares of Registrant's Class A Common Stock and 21,286,344 shares of Registrant's Class B Common Stock outstanding.

                                  AMINCOR, INC.
                               REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

                                    CONTENTS

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................. 4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ("MD&A").......................................29

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........47

Item 4.  Controls and Procedures..............................................48

PART II  - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................50

Item 1A. Risk Factors.........................................................52

Item 5.  Other Information....................................................64

Item 6.  Exhibits.............................................................65

SIGNATURES....................................................................66

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         Amincor, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets

                                                                            June 30,             December 31,
                                                                              2013                   2012
                                                                          ------------           ------------
                                                                           (unaudited)             (audited)
                                     ASSETS

Current assets:
  Cash                                                                    $    323,840           $    357,029
  Accounts receivable, net of allowance of $449,747 and $428,953
   at June 30, 2013 and December 31, 2012, respectively                      4,426,873              4,729,846
  Due from factor - related party                                              559,981                  8,618
  Inventories, net                                                           2,569,303              2,620,899
  Costs and estimated earnings in excess of billings on
   uncompleted contracts                                                        17,964                 30,260
  Prepaid expenses and other current assets                                  1,132,486                689,283
  Current assets - discontinued operations                                       4,253                672,744
                                                                          ------------           ------------
      Total current assets                                                   9,034,700              9,108,679
                                                                          ------------           ------------
PROPERTY, PLANT AND EQUIPMENT, NET
  Property, plant and equipment, net - continuing operations                19,454,264             14,176,026
  Property, plant and equipment, net - discontinued operations                      --                348,798
                                                                          ------------           ------------
      Total property, plant and equipment, net                              19,454,264             14,524,824
                                                                          ------------           ------------
OTHER ASSETS:
  Mortgages receivable, net                                                         --              6,000,000
  Note receivable                                                              500,000                     --
  Goodwill                                                                      22,241                 22,241
  Other intangible assets                                                    2,609,000              2,609,000
  Other assets                                                                  45,648                 44,160
  Assets held for sale                                                       2,086,433              2,566,433
  Other assets - discontinued operations                                            --                139,804
                                                                          ------------           ------------
      Total other assets                                                     5,263,322             11,381,638
                                                                          ------------           ------------

      Total assets                                                        $ 33,752,286           $ 35,015,141
                                                                          ============           ============

                         Amincor, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets

                                                                            June 30,             December 31,
                                                                              2013                   2012
                                                                          ------------           ------------
                        LIABILITIES AND (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        $ 12,359,182           $ 12,261,127
  Assumed liabilities - current portion                                      1,123,246              1,123,594
  Accrued expenses and other current liabilities                             4,391,847              2,937,543
  Loans payable to related party                                             4,189,840              1,289,036
  Notes payable - current portion                                            6,100,700              6,057,595
  Capital lease obligations - current portion                                  265,771                267,021
  Billings in excess of costs and estimated earnings on
    uncompleted contracts                                                      365,188                446,295
  Deferred revenue                                                             230,196                358,911
  Current liabilities - discontinued operations                              4,694,293              5,510,564
                                                                          ------------           ------------
      Total current liabilities                                             33,720,263             30,251,686
                                                                          ------------           ------------
LONG-TERM LIABILITIES:
  Assumed liabilities - net of current portion                                  37,951                132,374
  Capital lease obligations - net of current portion                           236,816                432,600
  Due to related party                                                         764,604                902,397
  Notes payable - net of current portion                                     1,258,409              1,318,672
  Other long-term liabilities                                                   13,429                 13,429
  Long-term liabilities - discontinued operations                                   --                130,625
                                                                          ------------           ------------
      Total long-term liabilities                                            2,311,209              2,930,097
                                                                          ------------           ------------

      Total liabilities                                                     36,031,472             33,181,783
                                                                          ------------           ------------
COMMITMENTS AND CONTINGENCIES

(DEFICIT) EQUITY:
AMINCOR SHAREHOLDERS' (DEFICIT) EQUITY:
  Convertible preferred stock, $0.001 par value per share;
   3,000,000 authorized, 1,752,823 issued and outstanding                        1,753                  1,753
  Common stock - class A; $0.001 par value; 22,000,000
   authorized, 7,663,023  issued and oustanding                                  7,663                  7,663
  Common stock - class B; $0.001 par value; 40,000,000
   authorized, 21,286,344 issued and outstanding                                21,286                 21,286
  Additional paid-in capital                                                86,827,693             86,549,323
  Accumulated deficit                                                      (88,720,011)           (84,342,834)
                                                                          ------------           ------------
      Total Amincor shareholders' (deficit) equity                          (1,861,616)             2,237,191
                                                                          ------------           ------------
NONCONTROLLING INTEREST DEFICIT:                                              (417,570)              (403,833)
                                                                          ------------           ------------
      Total (deficit) equity                                                (2,279,186)             1,833,358
                                                                          ------------           ------------

      Total liabilities and (deficit) equity                              $ 33,752,286           $ 35,015,141
                                                                          ============           ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements

                         Amincor, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations
                Three and Six Months Ended June 30, 2013 and 2012
                                   (Unaudited)

                                                               Three Months Ended June 30,           Six Months Ended June 30,
                                                                  2013              2012              2013              2012
                                                              ------------      ------------      ------------      ------------
Net revenues                                                  $  7,044,554      $ 12,837,124      $ 14,012,601      $ 26,500,721

COST OF REVENUES                                                 5,931,943         9,711,527        11,964,044        20,157,326
                                                              ------------      ------------      ------------      ------------
     Gross profit                                                1,112,611         3,125,597         2,048,557         6,343,395

SELLING, GENERAL AND ADMINISTRATIVE                              3,346,868         4,872,362         6,415,858        10,424,310
                                                              ------------      ------------      ------------      ------------

Loss from operations                                            (2,234,257)       (1,746,765)       (4,367,301)       (4,080,915)
                                                              ------------      ------------      ------------      ------------
OTHER EXPENSES (INCOME):
  Interest expense, net                                            253,758           139,899           470,295           277,201
  Other expense (income)                                            17,310           (48,180)          (28,469)         (146,165)
                                                              ------------      ------------      ------------      ------------

      Total other expenses (income)                                271,068            91,719           441,826           131,036
                                                              ------------      ------------      ------------      ------------

Loss before provision for income taxes                          (2,505,325)       (1,838,484)       (4,809,127)       (4,211,951)

Provision for income taxes                                              --                --                --                --
                                                              ------------      ------------      ------------      ------------

Net loss from continuing operations                             (2,505,325)       (1,838,484)       (4,809,127)       (4,211,951)
                                                              ------------      ------------      ------------      ------------
Loss from discontinued operations                                 (100,453)         (311,479)         (281,729)         (542,583)
Gain from sale of discontinued operations                          699,942                --           699,942                --
                                                              ------------      ------------      ------------      ------------

      Net loss                                                  (1,905,836)       (2,149,963)       (4,390,914)       (4,754,534)
                                                              ------------      ------------      ------------      ------------

      Net loss attributable to non-controlling interests            (7,084)          (50,649)          (13,737)         (112,106)
                                                              ------------      ------------      ------------      ------------
      Net loss attributable to Amincor shareholders           $ (1,898,752)     $ (2,099,314)     $ (4,377,177)     $ (4,642,428)
                                                              ============      ============      ============      ============
NET LOSS PER SHARE FROM CONTINUING OPERATIONS -
BASIC AND DILUTED:
  Net loss from continuing operations                         $      (0.09)     $      (0.06)     $      (0.17)     $      (0.15)
                                                              ============      ============      ============      ============
  Weighted average shares outstanding - basic and diluted       28,949,367        28,723,599        28,949,367        28,723,599
                                                              ============      ============      ============      ============
NET LOSS PER SHARE ATTRIBUTABLE TO AMINCOR SHAREHOLDERS -
BASIC AND DILUTED:
  Net loss attributable to Amincor shareholders               $      (0.07)     $      (0.07)     $      (0.15)     $      (0.16)
                                                              ============      ============      ============      ============
  Weighted average shares outstanding - basic and diluted       28,949,367        28,723,599        28,949,367        28,723,599
                                                              ============      ============      ============      ============


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements

                         Amincor, Inc. and Subsidiaries
  Consolidated Condensed Statement of Changes in Shareholders' (Deficit) Equity
                     Six Months Ended June 30, 2013 and 2012

                                                                Amincor, Inc. and Subsidiaries
                                      ----------------------------------------------------------------------------------
                                           Convertible                   Common Stock -               Common Stock -
                                         Preferred Stock                    Class A                       Class B
                                      ---------------------           --------------------          --------------------
                                      Shares         Amount           Shares        Amount          Shares        Amount
                                      ------         ------           ------        ------          ------        ------
Balance at December 31, 2011
 (audited)                          1,752,823        $1,753         7,478,409       $7,478        21,245,190      $21,245
                                    ---------        ------         ---------       ------        ----------      -------
Share based compensation                   --            --                --           --                --           --

Net loss                                   --            --                --           --                --           --
                                    ---------        ------         ---------       ------        ----------      -------
Balance at June 30, 2012
 (unaudited)                        1,752,823        $1,753         7,478,409       $7,478        21,245,190      $21,245
                                    =========        ======         =========       ======        ==========      =======
Balance at December 31, 2012
 (audited)                          1,752,823        $1,753         7,663,023       $7,663        21,286,344      $21,286
                                    ---------        ------         ---------       ------        ----------      -------
Share based compensation                   --            --                --           --                --           --

Net loss                                   --            --                --           --                --           --
                                    ---------        ------         ---------       ------        ----------      -------
Balance at June 30, 2013
 (unaudited)                        1,752,823        $1,753         7,663,023       $7,663        21,286,344      $21,286
                                    =========        ======         =========       ======        ==========      =======

                                      Amincor, Inc. and Subsidiaries
                                      ------------------------------
                                       Additional                                                Total
                                        Paid-in         Accumulated      Non-controlling       (Deficit)
                                        Capital           Deficit            Deficit            Equity
                                        -------           -------            -------            ------
Balance at December 31, 2011
 (audited)                            $85,500,069      $(50,956,710)       $(129,264)         $34,444,571
                                      -----------      ------------        ---------          -----------
Share based compensation                  132,821                --               --              132,821

Net loss                                       --        (4,642,428)        (112,106)          (4,754,534)
                                      -----------      ------------        ---------          -----------
Balance at June 30, 2012
 (unaudited)                          $85,632,890      $(55,599,138)       $(241,370)         $29,822,858
                                      ===========      ============        =========          ===========
Balance at December 31, 2012
 (audited)                            $86,549,323      $(84,342,834)       $(403,833)         $ 1,833,358
                                      -----------      ------------        ---------          -----------
Share based compensation                  278,370                --               --              278,370

Net loss                                       --        (4,377,177)         (13,737)          (4,390,914)
                                      -----------      ------------        ---------          -----------
Balance at June 30, 2013
 (unaudited)                          $86,827,693      $(88,720,011)       $(417,570)         $(2,279,186)
                                      ===========      ============        =========          ===========

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements

                         Amincor, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                Three and Six Months Ended June 30, 2013 and 2012
                                   (Unaudited)

                                                                                        2013                   2012
                                                                                    ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                                               $ (4,809,127)          $ (4,211,951)
  Adjustments to reconcile net loss to net cash from continuing operations (used in) provided by operating activities:
     Depreciation and amortization of property, plant and equipment                      925,980                694,328
     Amortization of intangible assets                                                        --                935,668
     Amortization of deferred financing costs                                                 --                 78,246
     Stock based compensation                                                            278,370                132,821
     Gain on sale of equipment                                                                --                (97,126)
     Provision for doubtful accounts                                                       3,402                  3,159
  Changes in assets and liabilities:
     Accounts receivable                                                                 299,571               (420,307)
     Due from factor - related party                                                    (551,363)                    --
     Inventories                                                                          51,596                172,849
     Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                            12,296               (246,391)
     Prepaid expenses and other current assets                                           491,017                447,347
     Other assets                                                                         (1,488)                (2,749)
     Accounts payable                                                                    254,020              2,608,365
     Accrued expenses and other current liabilities                                    1,454,304               (737,392)
     Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                           (81,107)               882,866
     Deferred revenue                                                                   (128,715)              (159,535)
                                                                                    ------------           ------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES - CONTINUING OPERATIONS           (1,801,244)                80,198
                                                                                    ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                   (163,717)            (2,233,163)
  Proceeds from sale of equipment                                                             --                 97,126
                                                                                    ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES - CONTINUING OPERATIONS                           (163,717)            (2,136,037)
                                                                                    ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from related parties                                                    2,763,011                802,570
  Principal payments of capital lease obligations                                       (197,034)               (79,532)
  Borrowings from (repayments of) notes payable                                       (1,147,844)               942,445
  Payments of assumed liabilities                                                        (94,771)               (87,988)
                                                                                    ------------           ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES - CONTINUING OPERATIONS                      1,323,362              1,577,495
                                                                                    ------------           ------------

NET CASH USED IN CONTINUING OPERATIONS                                                  (641,599)              (478,344)
                                                                                    ------------           ------------

                         Amincor, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                Three and Six Months Ended June 30, 2013 and 2012
                                   (Unaudited)

                                                                                        2013                   2012
                                                                                    ------------           ------------
Net cash provided by (used in) operating activities - discontinued operations            722,460               (352,476)
Net cash provided by investing activities - discontinued operations                       16,575                     --
Net cash used in financing activities - discontinued operations                         (130,625)               (18,265)
                                                                                    ------------           ------------
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                                   608,410               (370,741)
                                                                                    ------------           ------------

Decrease in cash                                                                         (33,189)              (849,085)

Cash, beginning of period                                                                357,029              1,274,361
                                                                                    ------------           ------------

Cash, end of period                                                                 $    323,840           $    425,276
                                                                                    ============           ============
Supplemental disclosure of cash flow information:

Cash paid during the period for:
  Interest                                                                          $    621,744           $     98,956
                                                                                    ============           ============
  Income taxes                                                                      $         --           $     80,082
                                                                                    ============           ============
Non-cash investing and financing activities:
  Financing of insurance by notes payable                                           $    934,220           $  1,003,993
                                                                                    ============           ============
  Conversion of accounts payable to term notes payable                              $    155,965           $  1,548,655
                                                                                    ============           ============
  Acquisition of equipment by notes payable                                         $     40,501           $     64,303
                                                                                    ============           ============

Effective April 1, 2013, the Company sold the common stock of Environmental Quality Services, Inc.

The Company finalized the foreclosure on the mortgages receivable related to the property in Pelham Manor, New York. The Company transferred $6,000,000 from mortgages receivable, net to property, plant and equipment.


              The accompanying notes are an integral part of these
                   consolidated condensed financial statements

1. ORGANIZATION AND NATURE OF BUSINESS

Amincor, Inc. ("Amincor" or the "Company") is headquartered in New York, New York. During 2011 and 2010, Amincor acquired directly or indirectly all or a majority of the outstanding stock of the following companies:

         Advanced Waste & Water Technology, Inc. ("AWWT")
         Baker's Pride, Inc. ("BPI")
         Environmental Quality Services, Inc. ("EQS")
         Epic Sports International, Inc. ("ESI")
         Masonry Supply Holding Corp. ("Masonry" or "IMSC")
         Tulare Holdings, Inc. ("Tulare Holdings", or "Tulare")
         Tyree Holdings Corp. ("Tyree")

On November 5, 2012, the Company acquired all of the assets and assumed some of the liabilities of Environmental Waste Treatment, LLC ("EWT Business"). The Company assigned the EWT Business to Advanced Waste & Water Technology, Inc. ("AWWT") a subsidiary of EHC.

As of June 30, 2013, the following are operating subsidiaries of Amincor:

         Advanced Waste & Water Technology, Inc.
         Baker's Pride, Inc.
         Tyree Holdings Corp.
         Amincor Other Assets, Inc. ("Other Assets")

AWWT

AWWT performs water remediation services in the Northeastern United States, and is headquartered in Farmingdale, New York.

BPI

BPI manufactures bakery food products, primarily consisting of several varieties of sliced and packaged private label bread in addition to fresh and frozen varieties of donuts in Midwest and Eastern region of the United States. BPI is headquartered and operates facilities in Burlington, Iowa.

On October 31, 2012, BPI's most significant customer terminated its contract with the Company due to BPI's inability to meet certain pricing, cost and product offering needs. As of June 30, 2013, BPI is seeking new customers and has bid with its former most significant customer to resume production in the fourth quarter of 2013.

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

OTHER ASSETS

Other  Assets  was  incorporated  to  hold  real  estate,   equipment  and  loan
receivables. As of June 30, 2013, all of Other Assets' real estate and equipment are classified as held for sale.

On April 30, 2013, Other Assets sold its 360,000 square foot facility located in Allentown, Pennsylvania. The property was sold for $500,000 less outstanding taxes and costs due and owing on the property for net sale proceeds of $232,497.

DISCONTINUED OPERATIONS

During 2011, Amincor adopted a plan to discontinue the operations of Masonry Supply Holding Corp., Tulare Holdings, Inc., and Epic Sports International, Inc. On April 1, 2013, Amincor sold the business of Environmental Quality Services, Inc. to a former manager of the company.

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

EQS

EQS formerly provided environmental and hazardous waste testing services in the Northeastern United States, and was headquartered in Farmingdale, New York.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted pursuant to those rules and regulations; however, although the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the periods presented have been reflected as required by Regulation S-X. The results of operations for the interim period presented is not necessarily indicative of the results of operations to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company's most recent Form 10-K which includes the audited consolidated or combined financial statements for the three years ended December 31, 2012.

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

REVENUE RECOGNITION

BPI

Revenue is recognized from product sales when goods are delivered to BPI's shipping dock, and are made available for pick-up by the customer, at which point title and risk of loss pass to the customer. Customer sales discounts are accounted for as reductions in revenues in the same period the related sales are recorded.

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

ACCOUNTS RECEIVABLE

Accounts receivable are recorded net of an allowance for doubtful accounts. The credit worthiness of customers is analyzed based on historical experience, as well as the prevailing business and economic environment. An allowance for doubtful accounts is established and determined based on management's assessments of the aging of receivables, payment history, the customer's current credit worthiness and the economic environment. Accounts are written off when significantly past due and after exhaustive efforts at collection. Recoveries of accounts receivables previously written off are recorded as income when subsequently collected.

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

MORTGAGES RECEIVABLE

The mortgages receivable consist of commercial loans collateralized by property in Pelham Manor, New York. The loans were non-performing and property was in foreclosure as of December 31, 2012. In 2013, the Company gained title to the property and is included in property, plant and equipment as of June 30, 2013.

The value of the mortgages was based on the fair value of the collateral

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

RECLASSIFICATIONS

Certain reclassifications have been made to the accompanying consolidated condensed financial statements of prior periods to conform to the current period's presentation.

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring net losses from operations and had a working capital deficit of $24,185,563 as of June 30, 2013, which raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its capability to raise additional funds through debt and equity financing, and to achieve profitable operations. Management's plans to continue as a going concern and to achieve a profitable level of operations are as follows:

     *    Advanced Waste & Water Technology, Inc.
          * Successfully sell large-scale waste water treatment equipment through AWWT's established licensing agreement.

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

While management believes that it will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at the Company's current levels through at least June 30, 2014, if the Company is not able to do so and if the Company is unable to become profitable in 2013 and the first half of 2014, the Company would likely need to modify its plans and/or cut back on its operations. If the Company is able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result. However, if management's plans are not achieved, if significant unanticipated events occur, or if the Company is unable to obtain the necessary additional funding on favorable terms or at all, management would likely have to modify its business plans to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4. DISCONTINUED OPERATIONS

Effective June 30, 2011, the Company discontinued the operations of Masonry and Tulare Holdings, Inc., effective September 30, 2011 the Company discontinued the operations of Epic Sports International, Inc and effective April 1 2013 the Company discontinued the operations of Environmental Quality Services, Inc. As a result, losses from Masonry, Tulare, EQS and ESI are included in the loss from discontinued operations in the accompanying consolidated condensed financial statements for the three and six months ended June 30, 2013 and 2012, respectively. Assets and liabilities related to discontinued operations are presented separately on the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012, respectively. Changes in net cash from discontinued operations are presented in the accompanying consolidated statements of cash flows for the six months ended June 30, 2013 and 2012, respectively.

The following amounts related to Masonry, Tulare, EQS and ESI have been segregated from continuing operations and reported as discontinued operations:

                                               Three Months Ended June 30,        Six Months Ended June 30,
                                                  2013              2012           2013               2012
                                               ----------        ----------     ----------         ----------
Results From Discontinued Operations:
  Net revenues from discontinued operations    $   (1,771)       $  273,072     $  231,887         $  543,841
                                               ==========        ==========     ==========         ==========
  Loss from discontinued operations            $ (100,453)       $ (311,479)    $ (281,729)        $ (542,583)
                                               ==========        ==========     ==========         ==========

The following is a summary of the assets and liabilities of the discontinued operations, excluding assets held for sale (which is recorded separately on the consolidated condensed balance sheets).

                                                      June 30,              December 31,
                                                        2013                   2012
                                                    ------------           ------------
Cash                                                $      2,285           $      2,699
Accounts receivable                                        1,968                231,558
Prepaid expenses and other current assets                     --                 13,840
Property, plant and equipment, net                            --                348,798
Goodwill and other intangible assets                          --                135,000
Other assets                                                  --                429,451
                                                    ------------           ------------
Total assets                                        $      4,253           $  1,161,346
                                                    ------------           ------------

Accounts payable                                    $  3,810,755           $  4,350,376
Accrued expenses and other current liabilities           883,538              1,160,188
Other long term liabilities                                   --                130,625
                                                    ------------           ------------
Total liabilities                                   $  4,694,293           $  5,641,189
                                                    ------------           ------------

Net liabilities                                     $ (4,690,040)          $ (4,479,843)
                                                    ============           ============

The  Company  will   continue  to  provide   administrative   services  for  the
discontinued operations until the liquidation of these discontinued entities is completed.

Pursuant to a Stock Purchase Agreement, effective April 1, 2013, Environmental Holding Corp., a wholly-owned subsidiary of Amincor, Inc. sold all of its right, title and interest in all of the common stock of EQS to Essential Environmental Technologies.

The gain on the sale of EQS is summarized as follows:

      Description                            Amount
      -----------                         -----------

Purchase price promissory note            $   500,000
Liabilities assumed by the Buyer              668,171
                                          -----------
                                            1,168,171

Assets transferred                           (468,229)
                                          -----------
Gain on the sale of EQS                   $   699,942
                                          ===========

The $500,000 promissory note has a maturity date of April 1, 2018 and is secured by the assets sold. The annual interest rate on the note is 8% with the first two years interest only and, subsequently, the note is amortized over a three year period.

5. INVENTORIES

Inventories consist of:

     *    Construction and service maintenance parts
     *    Baking ingredients
     *    Finished bakery goods

A summary of inventory as of June 30, 2013 and December 31, 2012 is below:

                                           June 30,           December 31,
                                             2013                2012
                                          ----------          ----------

Raw materials                             $2,685,322          $3,058,645
Ingredients                                  187,044             108,673
Finished goods                                34,633                 454
                                          ----------          ----------
                                           2,906,999           3,167,772
Inventory reserves                           337,696             546,873
                                          ----------          ----------

Inventories, net                          $2,569,303          $2,620,899
                                          ==========          ==========

6. PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2013 and December 31, 2012 property, plant and equipment from continuing operations consisted of the following:

                                          Useful Lives        June 30,           December 31,
                                            (Years)            2013                  2012
                                            -------        ------------          ------------
Land                                          n/a          $  6,430,000          $    430,000
Machinery and equipment                      2-10            15,996,507            15,893,600
Furniture and fixtures                       5-10               169,258               110,439
Building and leasehold improvements            10             3,443,598             3,376,869
Computer equipment and software               5-7               843,314               827,191
Construction in progress                      n/a                    --                    --
Vehicles                                     3-10               340,350               408,080
                                                           ------------          ------------
                                                             27,223,027            21,046,179
Less accumulated depreciation                                 7,768,763             6,870,153
                                                           ------------          ------------

                                                           $ 19,454,264          $ 14,176,026
                                                           ============          ============

Total depreciation expense related to continuing operations for the six months ended June 30, 2013 and 2012 was $925,980 and $694,328, respectively.

7.  GOODWILL AND INTANGIBLE ASSETS

GOODWILL AND INTANGIBLE ASSETS

Goodwill of $22,241 as of June 30, 2013 and 2012, and licenses and permits (an intangible asset) of $2,609,000 as of June 30, 2013 and December 31, 2012, respectively, have indefinite useful lives and are not being amortized but are instead tested for impairment annually or whenever an event occurs that may indicate a significant decrease in the fair value of the assets has taken place.

The aforementioned licenses and permits have renewal provisions which are generally one to four years. As of June 30, 2013, the weighted-average period to the next renewal was ten months. The costs of renewal are nominal and are expensed when incurred. The Company intends to renew all licenses and permits currently held.

Amortization expense related to continuing operations for the six months ended June 30, 2013 and 2012 was $0 and $935,668 respectively. As of June 30, 2013, all intangible assets subject to amortization were fully amortized.

8. LONG-TERM DEBT

Long-term debt consists of the following as of June 30, 2013 and December 31, 2012:

                                                   June 30,         December 31,
                                                     2013               2012
                                                  ----------         ----------
Equipment  loans payable,  collateralized  by
the assets purchased, and bearing interest at
annual  fixed  rates  ranging  from  8.00% to
15.00% as of June 30, 2013 and  December  31,
2012 with  principal and interest  payable in
installments through July 2014                     $  620,823        $  748,293

Promissory notes payable,  with zero interest
to current accounts payable vendors.  Payment
terms are from 12 to 36 months                      3,301,582         3,135,840

Promissory   notes   payable,   with  accrued
interest,  to three former  stockholders of a
predecessor   company.    These   notes   are
unsecured   and   are   subordinate   to  the
Company's  senior debt. The notes matured and
are in default  as of June 30,  2013 and bear
interest at an annual fixed rate of 6.00%             500,000           500,000

Note payable to a commercial bank. Payable in
monthly   installments   of   principal   and
interest   through  March  2015.  The  annual
interest rate is 7.25%                                186,719           242,149

Bridge   loan   with   a   commercial   bank,
collateralized   by   property,   plant   and
equipment  in addition  to assets  purchased,
and bearing  interest at 2.75% above the U.S.
Prime  Rate  with  a  floor  of  5.00%  and a
ceiling  of  7.00%.   The  loan   matures  on
February 1, 2014.                                   2,749,985         2,749,985
                                                   ----------        ----------

Total                                               7,359,109         7,376,267

Less current portion                                6,100,700         6,057,595
                                                   ----------        ----------

Long-term portion                                  $1,258,409        $1,318,672
                                                   ==========        ==========

9. RELATED PARTY TRANSACTIONS

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the other party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

DUE FROM FACTOR

AWWT, BPI & Tyree have entered into discount factoring agreements with a related party ("Factor"), which shares common ownership and management with the Company, under which eligible accounts receivable will be factored. The Factor assumes credit risk for all credit-approved accounts. The Company pays to the Factoring a commission on each accounts receivable purchased equal to (a) 1% for each 60 days that such accounts receivable is outstanding and (b) after the initial 15 day period, an additional 1% for each 30 days or part that such accounts receivable is outstanding. The Company can request advances of up to 80% of factored accounts based on the customer credit limit under the terms of the factor agreements which controls the activity under the agreement. The factor agreement is secured by the eligible accounts receivable. The factor fees amounted to $124,013 and $0 for the six months ended June 30, 2013 and 2012, respectively.

LOANS PAYABLE

Loans from a related party consist of the following at:

                                                   June 30,         December 31,
                                                     2013               2012
                                                  ----------         ----------
Loan and  security  agreement  with  Capstone
Capital Group,  LLC which expires on November
1, 2013  bearing  interest  at 18% per annum.
Maximum borrowing of $4,000,000                   $3,662,306         $  764,799

Loan and  security  agreement  with  Capstone
Capital  Group,  LLC which expires on May 15,
2015  bearing  interest  at  18%  per  annum.
Maximum borrowing of $1,000,000                      512,270            473,820

Loan  and  security  agreement  with  Stephen
Tyree  which  expires  on  November  5,  2014
bearing interest at 5.0% per annum.                   15,264             50,417
                                                  ----------         ----------
Total  loans and  amounts  payable to related
parties                                           $4,189,840         $1,289,036
                                                  ==========         ==========

Interest expense for these loans amounted to $237,014 and $165,879 for the six months ended June 30, 2013 and 2012, respectively.

10. CORRECTION OF SHARES OF COMMON STOCK ISSUED

On June 27, 2012, the Company issued 68,928 shares of Class B common shares as a correction of the amount of shares issued on the Company's Payment in Kind date. As a result, the amount of Class B shares outstanding and the weighted average shares outstanding for the six months ended June 30, 2012 have been restated. This correction is de minimus and had no discernable effect on previously reported loss per share.

11. SEGMENTS

The Company is organized into six segments: (1) Amincor, (2) Other Assets, (3) AWWT (4) BPI, and (5) Tyree. Assets related to discontinued operations ("Disc. Ops") are also presented below where relevant. Segment information is as follows:

                                    June 30,            December 31,
                                      2013                  2012
                                  ------------          ------------
Total Assets:
  Amincor                         $    375,123          $    298,792
  Other Assets                       8,596,433             8,566,433
  AWWT                                 361,144             1,144,626
  BPI                               11,768,258            12,051,571
  Tyree                             12,647,075            12,529,072
  Disc. Ops                              4,253               424,647
                                  ------------          ------------

Total assets                      $ 33,752,286          $ 35,015,141
                                  ============          ============

                                    June 30,            December 31,
                                      2013                  2012
                                  ------------          ------------
Total Goodwill:
  Amincor                         $         --          $         --
  Other Assets                              --                    --
  AWWT                                  22,241                22,241
  BPI                                       --                    --
  Tyree                                     --                    --
                                  ------------          ------------

Total goodwill                    $     22,241          $     22,241
                                  ============          ============

                                    June 30,            December 31,
                                      2013                  2012
                                  ------------          ------------
Total Intangible Assets:
  Amincor                         $         --          $         --
  Other Assets                              --                    --
  AWWT                                      --                    --
  BPI                                       --                    --
  Tyree                              2,609,000             2,609,000
                                  ------------          ------------

Total intangible assets           $  2,609,000          $  2,609,000
                                  ============          ============

                                    Three Months Ended June 30,          Six Months Ended June 30,
                                      2013              2012               2013              2012
                                  ------------      ------------       ------------      ------------
Net Revenues:
  Amincor                         $         --      $         --       $         --      $         --
  Other Assets                              --                --                 --                --
  AWWT                                  97,794             3,250            151,012             3,250
  BPI                                  237,301         4,227,696            292,109         8,371,984
  Tyree                              6,709,459         8,606,178         13,569,480         8,125,487
                                  ------------      ------------       ------------      ------------

Net revenues                      $  7,044,554      $ 12,837,124       $ 14,012,601      $ 26,500,721
                                  ============      ============       ============      ============

                                                     Three Months Ended June 30,          Six Months Ended June 30,
                                                       2013              2012               2013              2012
                                                   ------------      ------------       ------------      ------------
Income (loss) before Provision for Income Taxes:
  Amincor                                          $   (907,343)       (1,348,574)      $ (1,998,713)     $ (2,982,428)
  Other Assets                                         (338,460)          (70,274)          (368,586)          (70,275)
  AWWT                                                  (40,311)             (330)           (86,766)             (330)
  BPI                                                (1,278,950)         (137,216)        (2,443,048)         (274,381)
  Tyree                                                  59,739          (282,090)            87,986          (884,537)
                                                   ------------      ------------       ------------      ------------

Income (loss) before Provision for Income Taxes    $ (2,505,325)     $ (1,838,484)      $ (4,809,127)     $ (4,211,951)
                                                   ============      ============       ============      ============

                                                     Three Months Ended June 30,          Six Months Ended June 30,
                                                       2013              2012               2013              2012
                                                   ------------      ------------       ------------      ------------
Depreciation of Property and Equipment:
  Amincor                                          $         --      $         --       $         --      $         --
  Other Assets                                               --                --                 --                --
  AWWT                                                   11,818                --             23,635                --
  BPI                                                   294,444           207,751            588,475           414,301
  Tyree                                                 162,645           127,270            313,870           280,027
                                                   ------------      ------------       ------------      ------------

Total depreciation of property and equipment       $    468,907      $    335,021       $    925,980      $    694,328
                                                   ============      ============       ============      ============

                                                     Three Months Ended June 30,          Six Months Ended June 30,
                                                       2013              2012               2013              2012
                                                   ------------      ------------       ------------      ------------
Amortization of Intangible Assets:
  Amincor                                          $         --      $         --       $         --      $         --
  Other Assets                                               --                --                 --                --
  AWWT                                                       --                --                 --                --
  BPI                                                        --           191,225                 --           382,450
  Tyree                                                      --           276,609                 --           553,218
                                                   ------------      ------------       ------------      ------------

Total amortization of intangible assets            $         --      $    467,834       $         --      $    935,668
                                                   ============      ============       ============      ============

                                                     Three Months Ended June 30,          Six Months Ended June 30,
                                                       2013              2012               2013              2012
                                                   ------------      ------------       ------------      ------------
Interest  Expense - net:
  Amincor                                          $   (174,124)     $    (87,420)      $   (333,243)     $   (168,134)
  Other Assets                                          (10,000)           (6,980)           (17,247)          (13,875)
  AWWT                                                      671                 2              1,360                 2
  BPI                                                   245,461           127,318            414,788           228,137
  Tyree                                                 191,750           106,979            404,637           231,071
                                                   ------------      ------------       ------------      ------------

Total interest expense, net                        $    253,758      $    139,899       $    470,295      $    277,201
                                                   ============      ============       ============      ============

12. COMMITMENTS AND CONTINGENCIES

CONTINGENCIES:

BPI

In connection with Baker's Pride's USDA loan application, BPI had Environmental Site Assessments done on the property where the Mt. Pleasant Street Bakery, Inc. resides as required by BPI's prospective lender. A Phase II Environmental Site Assessment was completed on October 31, 2011 and was submitted to the Iowa Department of Natural Resources ("IDNR") for their review. IDNR requested that a Tier Two Site Cleanup Report ("Tier Two") be issued and completed in order to better understand what environmental hazards exist on the property. The Tier Two was completed on February 3, 2012 and was submitted to IDNR for further review. Management's latest correspondence with IDNR, dated March 21, 2012, required additional environmental remediation to be in compliance with IDNR's regulations. Management has retained the necessary environmental consultants to become compliant with IDNR's request. Due to the nature of the liability, the remediation work is 100% eligible for refund from INDR's Innocent Landowner Fund. As such there is no direct liability related to the cleanup of the hazard.

TYREE

One of Tyree's largest customers, Getty Petroleum Marketing, Inc. ("GPMI") filed for bankruptcy protection on December 5, 2011. As of that date, Tyree had a pre-petition receivable of $1,515,401, which was subsequently written-off due to the uncertainty of collection. Additionally, Tyree has a post-petition administrative claim for $593,709. A Proof of Claim was filed with the Bankruptcy court on Tuesday, April 10, 2012. On August 27, 2012, the United States Bankruptcy Court for the Southern District of New York confirmed GPMI's Chapter 11 plan of liquidation offered by its unsecured creditors committee, overruling the remaining objections. The plan provides for all of the debtors' property to be liquidated over time and for the proceeds to be allocated to creditors. Any assets not distributed by the effective date will be held by a liquidating trust and administered by a liquidation trustee, who will be responsible for liquidating assets, resolving disputed claims, making distributions, pursuing reserved causes of action and winding up GPMI's affairs. As an unsecured creditor, Tyree may never collect or may only collect a small percentage of the pre and post-petition amounts owed. To date, Tyree has not been notified of any intent by the United States Bankruptcy Court for the Southern District of New York to claw back any amounts paid to Tyree pre-petition.

As of the date of this filing, Tyree management has negotiated settlements with Local Unions 99, 138 and 355. Tyree management continues to negotiate with Local Unions 1, 25 and 200 over unpaid benefits that are due to each of the respective unions. As of June 30, 2013, Tyree had approximately $950,000 in unpaid benefits. Tyree management does not dispute that benefits are due and owing to each of the respective unions, however, settlement and payment plan discussions are ongoing. Local Unions 1 and 200 have each filed suit in the United States

District Court Eastern District of New York to enforce their rights as to the unpaid benefits due and owing from Tyree, and as guarantor of certain amounts due and owing, Amincor, Inc. is also a named party in these lawsuits.

Local Union 200 filed a claim with the National Labor Relations Board ("NLRB") alleging that Tyree Service Corp violated the National Labor Relations Act. By a letter dated May 31, 2013, the NLRB dismissed all charges against Tyree Service Corp. due to insufficient evidence to establish a violation. Local 200 intends to appeal the NLRB decision.

A variety of unsecured vendors have filed suit for non-payment of outstanding invoices totaling approximately $2.6 million as of June 30, 2013, which are reflected as liabilities on the Company's consolidated condensed balance sheet. Each of these actions is handled on a case by case basis, to determine the settlement and payment plan.

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

IMSC/OTHER ASSETS

Capstone Business Credit, LLC, a related party, is the plaintiff (on behalf of Amincor Other Assets, Inc.) in a foreclosure action against Imperia Family Realty, LLC ("IFR"). IFR is related to the former owners of Masonry's business. In November 2011 a Judgment of Foreclosure was granted by the court ordering that the IMSC property in Pelham Manor, New York (the "Property") be sold at public auction. As of the date of this filing, the deed to the Property has been recorded in the name of Amincor Other Assets, Inc. with the office of the Westchester County Clerk.

A former principal of Imperia Bros., Inc. (a predecessor company of Masonry) filed a notice of appeal dated November 14, 2011 with the court contesting the Judgment of Foreclosure. On June 19, 2013, the parties in the above action agreed to a settlement in principle, which resolves the remaining causes of action and dismisses the third party complaint and the declaratory judgment complaint, with prejudice

13. SUBSEQUENT EVENTS

On July 25, 2013, Amincor Other Assets, Inc. entered into a lease agreement to rent the Pelham Manor, New York property for an initial lease term of one year at an annual fixed rent of $240,000.

The Company has evaluated all other subsequent events after the report date and there were no significant subsequent events requiring disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A").

                          AMINCOR (CONSOLIDATED BASIS)

GOING CONCERN / LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2013, cash flows used in continuing operations was $1,801,244. This was principally due to a net loss from continuing operations of $4,809,127 which was partially offset by an increase in accrued expenses and other current liabilities of approximately $1.5 million and non-cash depreciation expenses of approximately $926,000. The net loss from continuing operations is discussed in greater detail in the results from operations for the six months ended June 30, 2013 and 2012 section of this MD&A.

For the six months ended June 30, 2013, cash flows used in investing activities from continuing operations of $163,717 were primarily due to purchases of additional equipment at Baker's Pride, Inc.

For the six months ended June 30, 2013, cash flows provided by financing activities from continuing operations of $1,323,362 was primarily due to proceeds received on loans from related parties.

For the six months ended June 30, 2013, total cash flows provided by discontinued operations was $608,362. Cash provided by discontinued operations was primarily related to the Amincor Other Assets' sale of its 360,000 square foot facility in Allentown, Pennsylvania on April 30, 2013.

The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying consolidated condensed financial statements, we recorded a net loss from continuing operations of $4,809,127 and $4,211,951 for the six months ended June 30, 2013 and 2012, respectively. We had a working capital deficit of $24,685,563 and an accumulated deficit of $88,720,011 as of June 30, 2013. The results of the Company's cash flows from continuing operations for the six months ended June 30, 2013 have been adversely impacted by the loss of Baker's Pride's most significant customer Aldi, Inc. The Company's primary focus is to achieve profitable operations and positive cash flow of its operations of its long established niche businesses - Tyree and Baker's Pride.

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

With respect to BPI, management has successfully negotiated a contract for co-packing frozen donut products to one of the world's largest family owned food companies which is a global supplier to the food service and in store bakery retail industries. Management believes that this contract will pave the way for additional contracts from other significant food companies in addition to increased business from the newly acquired customer. BPI has entered the frozen segment and is also positioning itself to enter back into the fresh bread manufacturing industry by placing significant and competitive bids to strategic players within the fresh bread markets. Management believes that by September 2013, its facilities will be operationally capable of supporting themselves on internally generated cash flows. Management has extended its bridge loan financing with its lender, Central State Bank to February 1, 2014, which will allow BPI to extend its interest only financing on the new donut equipment until such time that BPI is able through its cash flow to make principal payments.

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

Tyree's management is working to secure additional available capital resources and turnaround Tyree's operations to generate operating income. As of June 30, 2013, Tyree has a working capital deficit of approximately $11.9 million exclusive of amounts owed to Amincor and recorded a net loss of approximately $1.3 million for the six months ended June 30, 2013. Tyree has entered into settlement agreements and continues to negotiate with creditors to pay off its outstanding debt obligations. However, without additional capital resources, Tyree may not be able to continue to operate and may be forced to curtail its business, liquidate assets and/file for bankruptcy protection. In any such case, its business, operating results or financial condition would be materially adversely affected.

With respect to AWWT, management has recently signed a licensing agreement with a Denver based water technology company which will allow AWWT to sell waste water treatment equipment to large municipal, industrial, agricultural and commercial generators of waste water. Management is currently in discussion with multiple customers in this market and believes that there is a significant opportunity for consistent and reliable cash flows from placing systems in use with these customers.

With respect to Amincor Other Assets, there are significant assets currently residing on Amincor Other Asset's balance sheet related to the discontinued operations of Imperia and Tulare. Management intends to liquidate these assets as soon as they are able to do so profitably. Management believes there is more value in these assets than is currently shown on our balance sheet and an attempt to liquidate these assets quickly will decrease their value to, or below, what is currently showing on our balance sheet. In the meantime, management is utilizing these assets to the best of their ability by offsetting the costs associated with owning those assets by generating income from renting these properties out when possible.

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

TYREE

One of Tyree's largest customers, Getty Petroleum Marketing, Inc. ("GPMI") filed for bankruptcy protection on December 5, 2011. As of that date, Tyree had a pre-petition receivable of $1,515,401.27. As an unsecured creditor, Tyree may never collect or may only collect a small percentage of this pre-petition amount owed. Additionally, Tyree has a post-petition administrative claim for $593,709.20. A Proof of Claim was filed with the Bankruptcy court on Tuesday, April 10, 2012. On August 27, 2012, the United States Bankruptcy Court for the Southern District of New York confirmed GPMI's Chapter 11 plan of liquidation offered by its unsecured creditors committee, overruling the remaining objections. The plan provides for all of the debtors' property to be liquidated over time and for the proceeds to be allocated to creditors. Any assets not distributed by the effective date will be held by a liquidating trust and administered by a liquidation trustee, who will be responsible for liquidating assets, resolving disputed claims, making distributions, pursuing reserved causes of action and winding up GPMI's affairs. As an unsecured creditor, Tyree may never collect or may only collect a small percentage of the pre and post-petition amounts owed. To date, Tyree has not be notified of any intent by the United States Bankruptcy Court for the Southern District of New York to claw back any amounts paid to Tyree pre-petition.

Tyree management has negotiated settlements with Local Union 99, Local Union 138 and Local Union 355. Tyree management continues to negotiate with Local Union 1, Local Union 25, and Local Union 200 over unpaid benefits that are due and owing to each of the respective unions. As of June 30, 2013, Tyree had approximately $950,000 in unpaid benefits. Tyree management does not dispute that benefits are due and owing to the respective unions, however, settlement and payment plan discussions are ongoing. The Local Union 1 and Local Union 200 have each filed suit in the United States District Court Eastern District of New York to enforce their rights as to the unpaid benefits due and owing from Tyree, and as guarantor of certain amounts due and owing, Amincor, Inc. is also a named party in these lawsuits. Local Union 200 has also filed a claim with the National Labor Relations Board ("NLRB") alleging that Tyree Service Corp violated the National Labor Relations Act. By a letter dated May 31, 2013, the NLRB dismissed all charges against Tyree Service Corp. due to insufficient evidence to establish a violation. Local 200 intends to appeal the NLRB decision.

A variety of unsecured vendors have filed suit for non-payment of outstanding invoices, as noted in Tyree's financial statements under accounts payable and notes payable. Each of these actions is handled on a case by case basis, with settlement and payment plan.

BPI

In connection with Baker's Pride's USDA loan application, BPI had Environmental Site Assessments done on the property where one of its bakeries is located as required by BPI's prospective lender. A Phase II Environmental Site Assessment was completed on October 31, 2011 and was submitted to the Iowa Department of Natural Resources ("IDNR") for their review. IDNR requested that a Tier Two Site Cleanup Report ("Tier Two") be issued and completed in order to better understand what environmental hazards exist on the property. The Tier Two was completed on February 3, 2012 and was submitted to IDNR for further review. Management's latest correspondence with IDNR, dated March 21, 2012, required revisions to the Tier Two to be in compliance with IDNR's regulations. Management has retained the necessary environmental consultants to become compliant with IDNR's request. Due to the nature of the liability, the remediation work is 100% eligible for refund from INDR's Innocent Landowner Fund. As such there is no direct liability related to the cleanup of the hazard.

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

RESULTS FROM OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NET REVENUES

Net revenues for the six months ended June 30, 2013 totaled $14,012,601 as compared to net revenues of $26,500,721 for the six months ended June 30, 2012, a decrease in net revenues of $12,488,120 or approximately 47.1%. The primary reason for the decrease in net revenues is related to Tyree's and BPI's operations. Tyree's net revenues decreased by approximately $4.6 million and BPI's net revenues decreased by approximately $8.1 million during the six months ended June 30, 2013. A detailed analysis of each subsidiary company's individual net revenues can be found within their respective MD&A sections of this Form 10-Q.

COST OF REVENUES

Cost of revenues for the six months ended June 30, 2013 totaled $11,964,044 or approximately 85.4% of net revenues as compared to $20,157,326 or approximately 76.1% of net revenues for the six months ended June 30, 2012. The primary reason for the increase in cost of revenues as a percentage of net revenues is related to BPI's operations. BPI incurred fixed costs well in excess of its net revenues for the six month period ended June 30, 2013 due to the loss of a material customer. A detailed analysis of each subsidiary company's individual cost of revenues can be found within their respective MD&A sections of this Form 10-Q.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 2013 totaled $6,415,858 as compared to $10,424,310 for the six months ended June 30, 2012, a decrease in operating expenses of $4,008,452 or approximately 38.5%. The primary reason for the decrease in SG&A expenses was related to BPI's and Tyree's operations. BPI's operating expenses decreased by approximately $1.5 million and Tyree's operating expenses decreased by $2.4 million during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. A detailed analysis of each subsidiary company's individual operating expenses can be found within their respective MD&A sections of this Form 10-Q.

LOSS FROM OPERATIONS

Loss from operations for the six months ended June 30, 2013 totaled $4,367,301 as compared to $4,080,915 for the six months ended June 30, 2012, an increase in loss from operations of $286,386 or approximately 7.0%. The primary reason for the increase in loss from operations is related to the decrease in net revenues as noted above.

OTHER EXPENSES (INCOME)

Other expenses (income) for the six months ended June 30, 2013 totaled $441,826 as compared to $131,036 for the six months ended June 30, 2012, an increase in other expenses of $310,790. The primary reason for the increase in other expenses (income) is related to increased interest expense resulting from factoring receivables of Tyree and AWWT alongside a higher carrying balance on BPI's bridge loan. A detailed analysis of each subsidiary company's individual other expenses (income) can be found within their respective MD&A sections of this Form 10-Q.

NET LOSS FROM CONTINUING OPERATIONS

Net loss from continuing operations totaled $4,809,127 for the six months ended June 30, 2013 as compared to $4,211,951 for the six months ended June 30, 2012, an increase in net loss from continuing operations of $597,176 or approximately 14.2%. The primary reason for the decrease in net loss from continuing operations is related to the decreases in net revenues as noted above.

LOSS FROM DISCONTINUED OPERATIONS

Loss from discontinued operations totaled $281,729 for the six months ended June 30, 2013 as compared to $542,583 for the six months ended June 30, 2013, a decrease in loss from discontinued operations of $260,854 or approximately 48.1%. The net loss of Masonry was $360 for the six months ended June 30, 2013 as compared to $72,561 for the six months ended June 30, 2012, a decrease in net loss of $72,201. The net loss of Tulare was $81,828 for the six months ended June 30, 2013 as compared to a net loss $95,090 for the six months ended June 30, 2012, a decrease in net loss of $13,262. The net loss of ESI was $2,984 for the six months ended June 30, 2013 as compared to $26,921 for the six months ended June 30, 2012 a decrease in net loss of $23,937. The net loss of EQS was $196,557 for the six months ended June 30, 2013 as compared to $348,011 for the six months ended June 30, 2012, a decrease in net loss of $151,454.

Gain from sale of discontinued operations for the six months ended June 30, 2013 was $699,942 as compared to $0 for the six months ended June 30, 2012. The gain from sale of discontinued operations is related to the sale of EQS which effectively took place on April 1, 2013.

NET LOSS

Net loss totaled $4,390,914 for the six months ended June 30, 2013 as compared to $4,754,534 for the six months ended June 30, 2012, a decrease in net loss of $363,620 or approximately 7.6%. The primary reason for the decrease in net loss during the six months ended June 30, 2013 was due to the aforementioned gain on sale of discontinued operations.

RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

NET REVENUES

Net revenues for the three months ended June 30, 2013 totaled $7,044,554 as compared to net revenues of $12,837,124 for the three months ended June 30, 2012, a decrease in net revenues of $5,792,570 or approximately 45.1%. The primary reason for the decrease in net revenues is related to Tyree's and BPI's operations. Tyree's net revenues decreased by approximately $1.9 million and BPI's net revenues decreased by approximately $4.0 million during the three months ended June 30, 2013. A detailed analysis of each subsidiary company's individual net revenues can be found within their respective MD&A sections of this Form 10-Q.

COST OF REVENUES

Cost of revenues for the three months ended June 30, 2013 totaled $5,931,943 or approximately 84.2% of net revenues as compared to $9,711,527 or approximately 75.7% of net revenues for the three months ended June 30, 2012. The primary reason for the increase in cost of revenues as a percentage of net revenues is related to BPI's operations. BPI incurred fixed costs well in excess of its net revenues for the three month period ended June 30, 2013 due to the loss of a material customer. A detailed analysis of each subsidiary company's individual cost of revenues can be found within their respective MD&A sections of this Form 10-Q.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses for the three months ended June 30, 2013 totaled $3,346,868 as compared to $4,872,362 for the three months ended June 30, 2012, a decrease in operating expenses of $1,525,494 or approximately 31.3%. The primary reason for the decrease in SG&A expenses was related to BPI's and Tyree's operations. BPI's operating expenses decreased by approximately $765,000 and Tyree's operating expenses decreased by approximately $896,000 during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. A detailed analysis of each subsidiary company's individual operating expenses can be found within their respective MD&A sections of this Form 10-Q.

LOSS FROM OPERATIONS

Loss from operations for the three months ended June 30, 2013 totaled $2,234,257 as compared to $1,746,765 for the three months ended June 30, 2012, an increase in loss from operations of $487,492 or approximately 27.9%. The primary reason for the increase in loss from operations is related to the decrease in net revenues as noted above.

OTHER EXPENSES (INCOME)

Other expenses (income) for the three months ended June 30, 2013 totaled $271,068 as compared to $91,719 for the three months ended June 30, 2012, an increase in other expenses of $179,349. The primary reason for the increase in other expenses (income) is related to increased interest expenses resulting from factoring receivables of Tyree and AWWT alongside a higher carrying balance on BPI's bridge loan. A detailed analysis of each subsidiary company's individual other expenses can be found within their respective MD&A sections of this Form 10-Q.

NET LOSS FROM CONTINUING OPERATIONS

Net loss from continuing operations totaled $2,505,325 for the three months ended June 30, 2013 as compared to $1,838,484 for the three months ended June 30, 2012, an increase in net loss from continuing operations of $666,841 or approximately 36.3%. The primary reason for the decrease in net loss from continuing operations is related to the decreases in net revenues as noted above.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

Loss from discontinued operations totaled ($100,453) for the three months ended June 30, 2013 as compared to ($311,479) for the three months ended June 30, 2012, a decrease in loss from discontinued operations of $211,026 or approximately 67.7%. The net income of Masonry was $6,335 for the three months ended June 30, 2013 as compared to a net loss of ($62,324) for the three months ended June 30, 2012, a decrease in net loss of $68,659. The net loss of Tulare was ($82,269) for the three months ended June 30, 2013 as compared to a net loss ($49,487) for the three months ended June 30, 2012, an increase in net loss of

$32,782. The net loss of ESI was ($2,984) for the three months ended June 30, 2013 as compared to ($26,921) for the three months ended June 30, 2012 a decrease in net loss of $23,937. The net loss of EQS was ($21,535) for the three months ended June 30, 2013 as compared to ($172,747) for the three months ended June 30, 2012, a decrease in net loss of $151,212.

Gain from sale of discontinued operations for the three months ended June 30, 2013 was $699,942 as compared to $0 for the three months ended June 30, 2012. The gain from sale of discontinued operations was related to the sale of EQS which effectively took place on April 1, 2013.

NET LOSS

Net loss totaled $1,905,836 for the three months ended June 30, 2013 as compared to $2,149,963 for the three months ended June 30, 2012, a decrease in net loss of $244,127 or approximately 11.4%. The primary reason for the decrease in net loss during the three months ended June 30, 2013 was due to the aforementioned gain on sale of discontinued operations.

                     ADVANCED WASTE & WATER TECHNOLOGY, INC.

SEASONALITY

AWWT's sales are typically higher during the second and fourth quarters of its fiscal year as they correlate to peak wet and rainy periods of the season. The third quarter of the year is usually affected by hot and dry weather conditions during which time periods of rain are infrequent. The first quarter of AWWT's fiscal year is affected by frigid temperatures combined with the possibility of extreme weather which tends to discourage projects from being scheduled during the winter months.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NET REVENUES

Net revenues for the six months ended June 30, 2013 totaled $252,872 as compared to $3,251 for the six months ended June 30, 2012, an increase of $249,621. The large increase in net revenues is related to the purchase of AWWT's plant assets which took place on November 2, 2012. Operations during the six months ended June 30, 2012 were limited to a sales arrangement whereby AWWT was able to bring water into AWWT's predecessor entity for a small commission.

COST OF REVENUES

Cost of revenues for the six months ended June 30, 2013 totaled $172,801 or approximately 68.3% of net revenues as compared to $3,322, or 102.2% for the six months ended June 30, 2012. The primary reason for this increase in cost of revenues is related to the acquisition of AWWT's plant assets on November 2, 2012.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2013 totaled $74,762, or approximately 29.6% of net revenues compared to $258, or approximately 7.9% of net revenues for the six months ended June 30, 2012, an increase in operating expenses of $74,504. The primary reason for this increase in operating expenses is related to the acquisition of AWWT's plant assets on November 2, 2012. In addition, effective April 1, 2013 a new manager of AWWT was hired which increased operating expenses.

INCOME (LOSS) FROM OPERATIONS

Income from operations for the six months ended June 30, 2013 totaled $5,308, or approximately 2.1% of net revenues as compared to a loss from operations of ($330), or approximately 10.2% of net revenues for the six months ended June 30, 2012, an increase in income from operations of $5,638. The decrease in loss from operations was primarily due to the increase in revenues and corresponding cost of sales as noted above.

OTHER EXPENSES (INCOME)

Other expenses (income) for the six months ended June 30, 2013 totaled $9,574, or approximately 3.8% of net revenues as compared to other expenses (income) of $2, or approximately 0.1% of net revenues for the six months ended June 30, 2012, an increase in other expenses of $9,572. The increase in other expenses (income) during the six months ended June 30, 2013 was primarily due to fees incurred from factoring AWWT's accounts receivable which were incurred during the six months ended June 30, 2013 but not incurred during the six months ended June 30, 2012 as well as an increase in the carrying balance of AWWT's inter-company loan with its Parent.

NET LOSS

Net loss for the six months ended June 30, 2013 totaled $4,266 as compared to $332 for the six months ended June 30, 2012, an increase in net loss of $3,934. The decrease in net loss is primarily related to the increase in other expenses as noted above.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

NET REVENUES

Net revenues for the three months ended June 30, 2013 totaled $160,548 as compared to $3,251 for the three months ended June 30, 2012, an increase of $157,298. The large increase in net revenues is related to the purchase of AWWT's plant assets which took place on November 2, 2012. Operations during the three months ended June 30, 2012 were limited to a sales arrangement whereby AWWT was able to bring water into AWWT's predecessor entity for a small commission.

COST OF REVENUES

Cost of revenues for the three months ended June 30, 2013 totaled $95,288 or approximately 59.4% of net revenues as compared to $3,322, or 102.2% for the three months ended June 30, 2012. The primary reason for this increase in cost of revenues is related to the acquisition of AWWT's plant assets on November 2, 2012.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2013 totaled $45,912, or approximately 28.6% of net revenues compared to $258, or approximately 7.9% of net revenues for the three months ended June 30, 2012, an increase in operating expenses of $45,654. The primary reason for this increase in operating expenses is related to the acquisition of AWWT's plant assets on November 2, 2012.

INCOME (LOSS) FROM OPERATIONS

Income from operations for the three months ended June 30, 2013 totaled $19,349, or approximately 12.1% of net revenues as compared to a loss from operations of ($330), or approximately 10.2% of net revenues for the three months ended June 30, 2012, an increase in income from operations of $19,679. The decrease in loss from operations was primarily due to the increase in revenues and corresponding cost of sales as noted above.

OTHER EXPENSES

Other expenses for the three months ended June 30, 2013 totaled $6,577, or approximately 4.1% of net revenues as compared to other expenses of $2, or approximately 0.1% of net revenues for the three months ended June 30, 2012, an increase in other expenses of $6,575. The increase in other expenses during the three months ended June 30, 2013 was primarily due to fees incurred from factoring AWWT's accounts receivable which were incurred during the three months ended June 30, 2013 but not incurred during the three months ended June 30, 2012 as well as an increase in the carrying balance of AWWT's inter-company loan with its Parent.

NET INCOME (LOSS)

Net income for the three months ended June 30, 2013 totaled $12,772 as compared to a net loss of ($332) for the three months ended June 30, 2012, a decrease in net loss of $13,104. The increase in net income is primarily related to the increase in net revenues and the corresponding cost of sales as noted above.

                               BAKER'S PRIDE, INC.

SEASONALITY

Seasonality influenced the operations of the South Street Bakery facility as cookie sales are typically higher during the winter holiday season when compared to the summer season. Operations at the Jefferson Street facility are not influenced by seasonality. However, when significant donut production commences at the Mt. Pleasant Street facility, it will greatly be affected by seasonality. For the six months ended June 30, 2013 and 2012, none of the operations of Baker's Pride were influenced by seasonality.

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

Net revenues generated from Aldi comprised 0.0% and 92.1% of net revenues for the six months ended June 30, 2013 and 2012, respectively. All Aldi revenues generated in the first six months of 2012 were from BPI's Jefferson Street facility. The balance of net revenues generated during the six months ended June 30, 2012 was related to BPI's South Street facility. On November 30, 2012, BPI terminated the equipment and facility lease which allowed for production at the South Street facility. It is management's intention to enter into a co-packing agreement for all of the products formerly produced internally with other bakeries in order to continue to provide the same product offerings without operating the facility. Management has moved all equipment owned but formerly residing at the South Street facility to the Mt. Pleasant Street facility. Management intends to return to its business plan of operating the Mt. Pleasant Street facility thereby reducing fixed overhead and variable costs by using cross trained personnel and providing its customer base the opportunity to purchase one, two or all three of its product types in less than trailer load quantities but obtain cost effective logistics through a combined load of all products offered by BPI.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NET REVENUES

Net revenues for the six months ended June 30, 2013 totaled $292,109 as compared to $8,371,984 for the six months ended June 30, 2012, a decrease of $8,079,875 or approximately 96.5%. The primary reason for the decrease in net revenues is related to the loss of BPI's customer Aldi on November 2, 2012. Of the approximate $8.1 million decrease in net revenues, Aldi's business was responsible for $7.7 million of this decrease. The remaining decrease in net revenues is related to the termination of the equipment and facility lease that allowed for production at the South Street facility.

COST OF REVENUES

Cost of revenues for the six months ended June 30, 2013 totaled $1,301,039 as compared to $6,197,458 for the six months ended June 30, 2012, a decrease of $4,896,419 or approximately 79.0%. The Company had a 96.5% decrease in net revenues against a 79.0% decrease in cost of revenues in 2013 as compared to 2012. The primary reason for the decrease in cost of revenues is related to the Jefferson Street facility not operating at 100% capacity during the six months ended June 30, 2013 due to the loss of Aldi as compared to operating at 100% capacity during the six months ended June 30, 2012. Certain fixed costs are incurred by BPI regardless of the production levels at BPI's facilities which were incurred during the six months ended June 30, 2013 but were not offset by sales as they were during the six months ended June 30, 2012.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

SG&A expenses for the six months ended June 30, 2013 totaled $2,166,196 as compared to $3,670,820 for the six months ended June 30, 2012, a decrease of $1,504,624 or approximately 41.0%. The primary reason for the decrease in 2013 is related to the termination of the equipment and facility lease that allowed for production at the South Street facility (savings of approximately $705,000), the absence of non-cash intangible amortization expense due to the impairment of intangible assets as of September 30, 2012 (savings of approximately $383,000) and temporary decreases in management's salaries at BPI until production levels return to normal (savings of approximately $291,000).

LOSS FROM OPERATIONS

Loss from operations for the six months ended June 30, 2013 totaled $3,175,126 as compared to $1,496,294 for the six months ended June 30, 2012, an increase in loss from operations of $1,678,832 or approximately 112.2%. The increase in loss from operations was primarily due to the decreases in net revenues as noted above.

OTHER EXPENSES

Other expenses for the six months ended June 30, 2013 totaled $447,875 as compared to $214,789 for six months ended June 30, 2012, an increase of $233,086 or approximately 108.5%. The primary reason for this increase in 2012 is higher interest expense due to a larger loan balances on BPI's working capital line and the bridge loan financing used to purchase new equipment for the Mt. Pleasant Street facility.

NET LOSS

Net loss for the six months ended June 30, 2013 totaled $3,623,001 as compared to $1,711,083 for the six months ended June 30, 2012, an increase in net loss of $1,911,917 or approximately 111.7%. The primary reason for this increase in net loss is related to the decrease in net revenues as noted above.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

NET REVENUES

Net revenues for the three months ended June 30, 2013 totaled $237,301 as compared to $4,227,696 for the three months ended June 30, 2012, a decrease of $3,990,395 or approximately 94.4%. The primary reason for the decrease in net revenues is related to the loss of BPI's customer Aldi on November 2, 2012. Of the approximate $4.0 million decrease in net revenues, Aldi's business was responsible for $3.9 million of this decrease. The remaining decrease in net revenues is related to the termination of the equipment and facility lease that allowed for production at the South Street facility.

COST OF REVENUES

Cost of revenues for the three months ended June 30, 2013 totaled $746,389 as compared to $3,116,857 for the three months ended June 30, 2012, a decrease of $2,370,468 or approximately 76.1%. The Company had a 94.4% decrease in net revenues against a 76.1% decrease in cost of revenues in 2013 as compared to 2012. The primary reason for the decrease in cost of revenues is related to the Jefferson Street facility not operating at 100% capacity during the three months ended June 30, 2013 due to the loss of Aldi as compared to operating at 100% capacity during the three months ended June 30, 2012. Certain fixed costs are incurred by BPI regardless of the production levels at BPI's facilities which were incurred during the three months ended June 30, 2013 but were not offset by sales as they were during the three months ended June 30, 2012.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

SG&A expenses for the three months ended June 30, 2013 totaled $1,085,179 as compared to $1,850,487 for the three months ended June 30, 2012, a decrease of $765,308 or approximately 41.4%. The primary reason for the decrease in 2013 is related to the termination of the equipment and facility lease that allowed for production at the South Street facility (savings of approximately $349,000), the absence of non-cash intangible amortization expense due to the impairment of intangible assets as of September 30, 2012 (savings of approximately $191,000) and temporary decreases in management's salaries at BPI until production levels return to normal (savings of approximately $137,000).

LOSS FROM OPERATIONS

Loss from operations for the three months ended June 30, 2013 totaled $1,594,267 as compared to $739,649 for the three months ended June 30, 2012, an increase in loss from operations of $854,618 or approximately 115.5%. The increase in loss from operations was primarily due to the decreases in net revenues as noted above.

OTHER EXPENSES (INCOME)

Other expenses for the three months ended June 30, 2013 totaled $278,563 as compared to $117,276 for three months ended June 30, 2012, an increase of $161,287 or approximately 137.5%. The primary reason for this increase in 2012 is higher interest expense due to a larger loan balances on BPI's working capital line and the bridge loan financing used to purchase new equipment for the Mt. Pleasant Street facility.

NET LOSS

Net loss for the three months ended June 30, 2013 totaled $1,872,830 as compared to $856,925 for the three months ended June 30, 2012, an increase in net loss of $1,015,905 or approximately 118.6%. The primary reason for this increase in net loss is related to the decrease in net revenues as noted above.

                              TYREE HOLDINGS, INC.

SEASONALITY AND BUSINESS CONDITIONS

Historically, Tyree's revenues are lower during the first quarter of the year as Tyree's customers complete their planning for the remainder of the year. Approximately 26% of Tyree's revenues are earned from customer capital expenditures. Customers' capital expenditures are cyclical and tend to mirror the condition of the economy and the weather patterns. During normal conditions, Tyree will need to draw from its borrowing base early in the year and then pay down the borrowing base as the year progresses when it generates positive cash flows. The highest revenue generation occurs from late in the second quarter through the beginning of the fourth quarter of the year.

On December 5, 2011 Tyree's largest customer, Getty Petroleum Marketing, Inc. ("GPMI") filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in the Southern District of New York. This bankruptcy filing had a significant and lasting impact on Tyree's operations and financial activities. Immediately following the bankruptcy filing of GPMI, all ongoing work with GPMI was significantly reduced and plans for Tyree's restructuring began which included a reduction of approximately 15% in workforce during the first quarter of 2012. In June 2012 Green Valley Oil, LLC ("GVO") a subtenant of GPMI and customer of Tyree went out of business. Tyree made additional expense reductions and reduced its workforce by approximately 35.0% by the end of 2012

Tyree maintains a $15,000,000 revolving credit agreement with its Parent Amincor which expires on January 1, 2016. Borrowings under this agreement are limited to 70% of eligible accounts receivable and the lesser of 50% of eligible inventory or $4,000,000. The balances outstanding under this agreement were $4,754,750 and $4,819,829 as of June 30, 2013 and December 31, 2012, respectively. Borrowings under this agreement are collateralized by a first lien security interest in all tangible and intangible assets owned by Tyree. Availability of funding from Amincor is dependent on Amincor's liquidity. The annual interest rate charged on this loan was approximately 5% for the six months ending June 30, 2013 and 2012. Starting in January 2013, Tyree began factoring certain accounts receivables with a related party.

Going forward, Tyree's growth will be difficult to attain until either (i) new working capital is available through profitable operations or (ii) new equity invested into Tyree to facilitate organic and acquisition based growth.

LIQUIDITY

Tyree incurred net losses of $1,313,987 and $2,336,967 for the six months ended June 30, 2013 and 2012, respectively. Tyree's largest customer filing for bankruptcy in December 2011 produced large write-offs of receivables and reductions in revenues which resulted in corporate cash demands well in excess of receipts from revenues, thus stressing the available funding on the existing credit facility. In the fourth quarter of 2011, management responded with a plan to term out all current vendors. Much was accomplished during 2011 with $1.9 million of accounts payable converted to long and short term debt, at June 30, 2013 this amounted to $2.7 million. Most of the remaining vendors have agreed to term notes early in 2012, thus addressing the cash shortfall produced in 2011, while leaving some availability on Tyree's revolving credit line. In reaction to the GPMI Bankruptcy filing, management reduced employee headcount by an additional 72 full time employees, rescheduled accounts payable, reduced management's salaries and reduced its rent commitments. Tyree has been successful in securing several new customers but has not yet been able to replace all of the lost business from GPMI and GVO. Management continues to analyze Tyree's overhead expenses and will continue to reduce its work force as necessary until it is able to replace the business lost as a result of the GPMI bankruptcy filing and the Green Valley business cessation.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

NET REVENUES

Net revenues for the six months ended June 30, 2013 totaled $13,569,480 as compared to $18,125,487 for the six months ended June 30, 2012, a decrease of $4,556,007 or approximately 25.1%. The decrease in revenues in 2013 can primarily be attributable to service revenues lost when GPMI and GVO went out of business have never been completely replaced. In addition, in November 2012, Tyree did not renew its fixed-fee maintenance contract with Cumberland Farms as it yielded a negative gross profit in 2012. Revenues by operating divisions for the six months ended June 30, 2013 and June 30, 2012 were as follows:

        Revenues                                    2013                 2012
        --------                                -----------          -----------

Service and Construction                        $ 6,409,944          $11,884,201
Environmental, Compliance and Engineering         7,156,717            6,046,977
Manufacturing / International                         2,819              194,309
                                                -----------          -----------

Total                                           $13,569,480          $18,125,487
                                                ===========          ===========

COST OF REVENUES

Cost of revenues for the six months ended June 30, 2013 totaled $10,600,610 or approximately 78.1% of net revenues as compared to $14,042,862, or 77.5% for the six months ended June 30, 2012. The gross profit percentage decreased by 0.6% period to period.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2013 totaled $3,804,505, or approximately 28.0% of net revenues compared to $6,189,233, or approximately 34.1% of net revenues for the six months ended June 30, 2012, a decrease in operating expenses of $2,384,727 or approximately 38.5%. The decrease in operating expenses in 2013 was primarily attributed to $1,035,000 in payroll reductions, a $631,000 reduction in non-cash amortization expense, a $139,000 reduction in rent expenses, a $75,000 reduction in professional and consulting fees and a $59,000 reduction in auto expense alongside smaller expense reductions across all of Tyree's expense categories.

LOSS FROM OPERATIONS

Loss from operations for the six months ended June 30, 2013 totaled $835,635, or approximately 6.2% of net revenues as compared to $2,106,608, or approximately 11.6% of net revenues for the six months ended June 30, 2012, a decrease in loss from operations of $1,270,973 or approximately 60.3%. The decrease in loss from operations was primarily due to the decrease in operating expenses as noted above.

OTHER EXPENSES (INCOME)

Other expenses (income) for the six months ended June 30, 2013 totaled $478,352, or approximately 3.5% of net revenues as compared to other expenses (income) of $230,360, or approximately 1.3% of net revenues for the six months ended June 30, 2012, an increase in other expenses of $247,992 or approximately 107.7%. The increase in other expenses (income) during the six months ended June 30, 2013 was primarily due to an increase in interest expense due to a Tyree factoring certain accounts receivables to improve cash flow.

NET LOSS

Net loss for the six months ended June 30, 2013 totaled $1,313,987 as compared to $2,336,967 for the six months ended June 30, 2012, a decrease of $1,022,980 or approximately 43.8%. The decrease in net loss is primarily related to the decrease in operating expenses as noted above.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

NET REVENUES

Net revenues for the three months ended June 30, 2013 totaled $6,709,459 as compared to $8,606,178 for the three months ended June 30, 2012, a decrease of $1,896,719 or approximately 22.0%. The decrease in revenues in 2013 can primarily be attributable to service revenues lost when GPMI and GVO went out of business have never been completely replaced. In addition, in November 2012, Tyree did not renew its fixed-fee maintenance contract with Cumberland Farms as it yielded a negative gross profit in 2012. Revenues by operating divisions for the three months ended June 30, 2013 and June 30, 2012 were as follows:

        Revenues                                    2013                2012
        --------                                -----------         -----------

Service and Construction                        $ 3,121,629         $ 5,488,633
Environmental, Compliance and Engineering         3,585,011           3,121,775
Manufacturing / International                         2,819              (4,230)
                                                -----------         -----------

Total                                           $ 6,709,459         $ 8,606,178
                                                ===========         ===========

COST OF REVENUES

Cost of revenues for the three months ended June 30, 2013 totaled $5,153,020 or approximately 76.8% of net revenues as compared to $6,641,645, or 77.2% for the three months ended June 30, 2012. The gross profit percentage decreased by 0.4% period to period.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2013 totaled $1,941,224, or approximately 28.9% of net revenues compared to $2,837,604, or approximately 33.0% of net revenues for the three months ended June 30, 2012, a decrease in operating expenses of $896,380 or approximately 31.6%. The decrease in operating expenses in 2013 was primarily attributed to payroll reductions of $318,000, non-cash amortization expense reductions of $315,732 and rent reductions of $131,146 alongside smaller expense reductions across all Tyree expense categories.

LOSS FROM OPERATIONS

Loss from operations for the three months ended June 30, 2013 totaled $384,786, or approximately 5.7% of net revenues as compared to $873,071, or approximately 10.1% of net revenues for the three months ended June 30, 2012, a decrease in loss from operations of $488,285 or approximately 65.9%. The decrease in loss from operations was primarily due to the decrease in operating expenses as noted above.

OTHER EXPENSES (INCOME)

Other expenses (income) for the three months ended June 30, 2013 totaled $263,968, or approximately 3.9% of net revenues as compared to other expenses (income) of $118,122, or approximately 1.4% of net revenues for the three months ended June 30, 2012, an increase in other expenses (income) of $145,846 or approximately 123.5%. The increase in other expenses during the three months ended June 30, 2013 was primarily due to an increase in interest expense due to a Tyree factoring certain accounts receivables to improve cash flow.

NET LOSS

Net loss for the three months ended June 30, 2013 totaled $648,754 as compared to $991,193 for the three months ended June 30, 2012, a decrease of $342,439 or approximately 34.6%. The decrease in net loss is primarily related to the decrease in operating expenses as noted above.

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

Our management has not assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. Management understands that in making this assessment, it should use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Although an assessment using those criteria has not been performed, our management believes that the Company's internal control over financial reporting was not effective at June 30, 2013.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In early 2011, counsel for the former President of Imperia Masonry Supply Corp. indicated intent to file suit against Imperia Masonry Supply Corp. To date, no litigation regarding this matter has been filed. The Company will disclose any litigation which may result in the future.

Capstone Business Credit, LLC, a related party, is the plaintiff (on behalf of Amincor Other Assets, Inc.) in a foreclosure action against Imperia Family Realty, LLC ("IFR"). IFR is related to the former owners of Masonry's business. In November 2011 a Judgment of Foreclosure was granted by the court ordering that the IMSC property in Pelham Manor, New York (the "Property") be sold at public auction. As of the date of this filing, the deed to the Property has been recorded in the name of Amincor Other Assets, Inc. with the office of the Westchester County Clerk.

A former principal of Imperia Bros., Inc. (a predecessor company of Masonry) filed a notice of appeal dated November 14, 2011 with the court contesting the Judgment of Foreclosure. On June 19, 2013, the parties in the above action agreed to a settlement in principle, which resolves the remaining causes of action and dismisses the third party complaint and the declaratory judgment complaint, with prejudice.

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

As of the date of this filing, Tyree management has negotiated settlements with Local Union 99, Local Union 138 and Local Union 355. Tyree management continues to negotiate with Local Union 1, Local Union 25, and Local Union 200 over unpaid benefits that are due and owing to each of the respective unions. As of June 30, 2013, Tyree had approximately $950,000 in unpaid benefits. Tyree management does not dispute that benefits are due and owing to the respective unions, however, settlement and payment plan discussions are ongoing. The Local Union 1 and Local Union 200 have each filed suit in the United States District Court Eastern District of New York to enforce their rights as to the unpaid benefits due and owing from Tyree, and as guarantor of certain amounts due and owing, Amincor, Inc. is also a named party in these lawsuits.

Local Union 200 filed a claim with the National Labor Relations Board ("NLRB") alleging that Tyree Service Corp violated the National Labor Relations Act. By letter dated May 31, 2013, the NLRB dismissed all charges against Tyree Service Corp. due to insufficient evidence to establish a violation. Local 200 intends to appeal the NLRB decision.

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

INVESTORS THAT NEED TO RELY ON DIVIDEND INCOME OR LIQUIDITY SHOULD NOT PURCHASE SHARES OF OUR COMMON STOCK.

We do not anticipate paying any dividends on our common stock for the foreseeable future. Investors who need to rely on dividend income should not invest in our common stock, as any income would only come from any rise in the market price of our common stock, which is uncertain and unpredictable. Investors that require liquidity should also not invest in our common stock. There is no established trading market, and should one develop, it will likely be volatile and such market may not be sustained.

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

We are required to file periodic reports with the SEC pursuant to the Exchange Act and the rules and regulations promulgated thereunder. In order to comply with these requirements, our independent registered public accounting firm will have to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will have to review and assist in the preparation of such reports. The costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys. However, the incurrence of such costs will obviously be an expense to our operations and thus have a negative effect on our ability to meet our overhead requirements and earn a profit. We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

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

ENVIRONMENTAL AND POLLUTION RISKS COULD POTENTIALLY IMPACT TYREE'S FINANCIAL RESULTS.

Tyree is exposed to certain environmental and pollution risks due to the nature of some of the contract work it performs. Costs associated with pollution cleanup efforts and environmental regulatory compliance have not yet had a material adverse impact on its capital expenditures, earnings, or competitive position. However, the occurrence of a future environmental or pollution event could potentially have an adverse impact.

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

ITEM 5. OTHER INFORMATION

Pursuant to a Stock Purchase Agreement, effective April 1, 2013, Environmental Holding Corp., a Delaware corporation, and wholly owned subsidiary of Amincor, Inc. sold all of its right, title and interest in 150 shares of Common Stock, par value $0.001 of Environmental Quality Services, Inc. ("EQS"), a Delaware corporation to Essential Environmental Technologies. The Shares represent 100% of the issued and outstanding shares of Environmental Quality Services, Inc. on a fully diluted basis.

The gain on the sale of EQS is summarized as follows:

      Description                            Amount
      -----------                         -----------
Purchase price promissory note            $   500,000
Liabilities assumed by the Buyer              668,171
                                          -----------
                                            1,168,171

Assets transferred                           (468,229)
                                          -----------
Gain on the sale of EQS                   $   699,942
                                          ===========

The $500,000 promissory note has a maturity date of April 1, 2018 and is secured by the assets sold. The annual interest rate on the note is 8% with the first two years interest only and, subsequently, the note is amortized over a three year period.

On April 30, 2013, Amincor Other Assets, Inc. sold the 360,000 square foot facility where Allentown Metal Works, Inc. formerly operated located at 606 S. 10th Street, Allentown, PA 18103. The property was sold to the Allentown Economic Development Corporation for $500,000 less outstanding taxes and costs due and owing on the property, for net sale proceeds of $232,496.64.

On July 25, 2013, Amincor Other Assets, Inc. entered into a lease agreement with Van Trans, LLC, pursuant to which Van Trans, LLC will be leasing the property located at 670 Hillside Road and the vacant land located at the end of Canal Road, both in Pelham Manor, NY for an initial lease term of one (1) year at an annual fixed rent of $240,000, payable in monthly installments of $20,000.

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

                                          AMINCOR, INC.


Date: August 14, 2013                     By: /s/John R. Rice, III
                                              ----------------------------------
                                              John R. Rice, III, President



Date: August 14, 2013                     By: /s/ Joseph F. Ingrassia
                                              ----------------------------------
                                              Joseph F. Ingrassia, Interim Chief
                                              Financial Officer