Form 10-Q
period 2013-09-30
Amincor, Inc.
filed 2013-11-12
CIK 1167905

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended: September 30, 2013

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [X]                          Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 12, 2013, there were 7,913,023 shares of Registrant's Class A Common Stock and 21,286,344 shares of Registrant's Class B Common Stock outstanding.

                                  AMINCOR, INC.
                               REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

                                    CONTENTS

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................. 4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ("MD&A").......................................29

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........49

Item 4.  Controls and Procedures..............................................49

PART II  - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................51

Item 1A. Risk Factors.........................................................53

Item 5.  Other Information....................................................65

Item 6.  Exhibits.............................................................67

SIGNATURES....................................................................68

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         Amincor, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets

                                                                          September 30,         December 31,
                                                                              2013                  2012
                                                                          ------------          ------------
                                                                           (unaudited)            (audited)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                    $    133,818          $    357,029
  Accounts receivable, net of allowance of $449,747 and $428,953
   at September 30, 2013 and December 31, 2012, respectively                 3,460,814             4,729,846
  Due from factor - related party                                              753,071                 8,618
  Inventories, net                                                           2,466,541             2,620,899
  Costs and estimated earnings in excess of billings on
   uncompleted contracts                                                        51,511                30,260
  Prepaid expenses and other current assets                                    772,732               689,283
  Current assets - discontinued operations                                          --               672,744
                                                                          ------------          ------------

      Total current assets                                                   7,638,487             9,108,679
                                                                          ------------          ------------
PROPERTY, PLANT AND EQUIPMENT, NET
  Property, plant and equipment, net - continuing operations                13,023,664            14,176,026
  Property held for investment                                               6,000,000                    --
  Property, plant and equipment, net - discontinued operations                      --               348,798
                                                                          ------------          ------------

      Total property, plant and equipment, net                              19,023,664            14,524,824
                                                                          ------------          ------------
OTHER ASSETS:
  Mortgages receivable, net                                                         --             6,000,000
  Note receivable                                                              500,000                    --
  Goodwill                                                                      22,241                22,241
  Other intangible assets                                                    2,609,000             2,609,000
  Other assets                                                                  53,648                44,160
  Assets available for sale                                                  2,086,433             2,566,433
  Other assets - discontinued operations                                            --               139,804
                                                                          ------------          ------------

      Total other assets                                                     5,271,322            11,381,638
                                                                          ------------          ------------

      Total assets                                                        $ 31,933,473          $ 35,015,141
                                                                          ============          ============

                         Amincor, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets

                                                                    September 30,          December 31,
                                                                        2013                   2012
                                                                    ------------           ------------
                       LIABILITIES AND (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $ 12,023,705           $ 12,261,127
  Assumed liabilities - current portion                                1,123,246              1,123,594
  Accrued expenses and other current liabilities                       4,965,709              2,937,543
  Loans payable to related party                                       5,282,499              1,289,036
  Notes payable - current portion                                      5,140,464              6,057,595
  Capital lease obligations - current portion                            495,516                267,021
  Billings in excess of costs and estimated earnings
   on uncompleted contracts                                              171,776                446,295
  Deferred revenue                                                       137,598                358,911
  Current liabilities - discontinued operations                        4,694,915              5,510,564
                                                                    ------------           ------------

      Total current liabilities                                       34,035,428             30,251,686
                                                                    ------------           ------------
LONG-TERM LIABILITIES:
  Assumed liabilities - net of current portion                            37,951                132,374
  Capital lease obligations - net of current portion                     188,734                432,600
  Due to related party                                                   735,393                902,397
  Notes payable - net of current portion                               1,474,640              1,318,672
  Other long-term liabilities                                             13,429                 13,429
  Long-term liabilities - discontinued operations                             --                130,625
                                                                    ------------           ------------

      Total long-term liabilities                                      2,450,147              2,930,097
                                                                    ------------           ------------

      Total liabilities                                               36,485,575             33,181,783
                                                                    ------------           ------------

COMMITMENTS AND CONTINGENCIES

(DEFICIT) EQUITY:
AMINCOR SHAREHOLDERS' (DEFICIT) EQUITY:
  Convertible preferred stock, $0.001 par value per share;
   3,000,000 authorized, 1,752,823 issued and outstanding                  1,753                  1,753
  Common stock - class A; $0.001 par value; 22,000,000
   authorized, 7,913,023  issued and oustanding                            7,913                  7,663
  Common stock - class B; $0.001 par value; 40,000,000
   authorized, 21,286,344 issued and outstanding                          21,286                 21,286
  Additional paid-in capital                                          86,982,141             86,549,323
  Accumulated deficit                                                (91,137,518)           (84,342,834)
                                                                    ------------           ------------

      Total Amincor shareholders' (deficit) equity                    (4,124,425)             2,237,191
                                                                    ------------           ------------

NONCONTROLLING INTEREST DEFICIT:                                        (427,677)              (403,833)
                                                                    ------------           ------------

      Total (deficit) equity                                          (4,552,102)             1,833,358
                                                                    ------------           ------------

      Total liabilities and (deficit) equity                        $ 31,933,473           $ 35,015,141
                                                                    ============           ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements

                         Amincor, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations
             Three and Nine Months Ended September 30, 2013 and 2012
                                   (Unaudited)

                                                              Three Months Ended September 30,    Nine Months Ended September 30,
                                                                  2013               2012             2013              2012
                                                              ------------       ------------     ------------      ------------
Net revenues                                                  $  6,711,425       $ 14,147,759     $ 20,724,026      $ 40,648,480

COST OF REVENUES                                                 6,026,203         10,990,420       17,990,248        31,147,746
                                                              ------------       ------------     ------------      ------------

      Gross profit                                                 685,222          3,157,339        2,733,778         9,500,734

SELLING, GENERAL AND ADMINISTRATIVE                              2,857,064          4,118,977        9,272,922        14,543,289
                                                              ------------       ------------     ------------      ------------

Loss from operations                                            (2,171,842)          (961,638)      (6,539,144)       (5,042,555)
                                                              ------------       ------------     ------------      ------------
OTHER EXPENSES (INCOME):
  Interest expense, net                                            358,750            216,586          829,045           533,644
  Other expense (income)                                           (98,931)           133,417         (127,400)          (52,605)
  Impairment of goodwill and intangible assets                          --         12,583,396               --        12,583,396
                                                              ------------       ------------     ------------      ------------

      Total other expenses (income)                                259,819         12,933,399          701,645        13,064,435
                                                              ------------       ------------     ------------      ------------

Loss before provision for income taxes                          (2,431,661)       (13,895,037)      (7,240,789)      (18,106,990)

Provision for income taxes                                              --                 --               --                --
                                                              ------------       ------------     ------------      ------------

      Net loss from continuing operations                       (2,431,661)       (13,895,037)      (7,240,789)      (18,106,990)
                                                              ------------       ------------     ------------      ------------

Income (loss) from discontinued operations                           4,048           (100,303)        (277,681)         (642,886)
Gain from sale of discontinued operations                               --                 --          699,942                --
                                                              ------------       ------------     ------------      ------------

      Net loss                                                  (2,427,613)       (13,995,340)      (6,818,528)      (18,749,876)
                                                              ------------       ------------     ------------      ------------

      Net loss attributable to non-controlling interests           (10,107)           (40,028)         (23,844)         (152,134)
                                                              ------------       ------------     ------------      ------------

      Net loss attributable to Amincor shareholders           $ (2,417,506)      $(13,955,312)    $ (6,794,684)     $(18,597,742)
                                                              ============       ============     ============      ============
NET LOSS PER SHARE FROM CONTINUING OPERATIONS -
BASIC AND DILUTED:
  Net loss from continuing operations                         $      (0.08)      $      (0.48)    $      (0.25)     $      (0.63)
                                                              ============       ============     ============      ============

  Weighted average shares outstanding - basic and diluted       28,952,084         28,723,599       28,950,283        28,723,599
                                                              ============       ============     ============      ============

NET LOSS PER SHARE ATTRIBUTABLE TO AMINCOR SHAREHOLDERS -
BASIC AND DILUTED:
  Net loss attributable to Amincor shareholders               $      (0.08)      $      (0.49)    $      (0.23)     $      (0.65)
                                                              ============       ============     ============      ============

  Weighted average shares outstanding - basic and diluted       28,952,084         28,723,599       28,950,283        28,723,599
                                                              ============       ============     ============      ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements

                         Amincor, Inc. and Subsidiaries
  Consolidated Condensed Statement of Changes in Shareholders' (Deficit) Equity
                  Nine Months Ended September 30, 2013 and 2012

                                                                        Amincor, Inc. and Subsidiaries
                                               ----------------------------------------------------------------------------
                                                   Convertible                 Common Stock -              Common Stock -
                                                 Preferred Stock                  Class A                     Class B
                                               --------------------        --------------------        --------------------
                                               Shares        Amount        Shares        Amount        Shares        Amount
                                               ------        ------        ------        ------        ------        ------
Balances at December 31, 2011 (audited)       1,752,823     $  1,753      7,478,409     $  7,478     21,245,190    $  21,245
                                              ---------     --------      ---------     --------     ----------    ---------

Share based compensation of employees                --           --             --           --             --           --

Net loss                                             --           --             --           --             --           --
                                              ---------     --------      ---------     --------     ----------    ---------

Balances at September 30, 2012 (unaudited)    1,752,823     $  1,753      7,478,409     $  7,478     21,245,190    $  21,245
                                              =========     ========      =========     ========     ==========    =========

Balances at December 31, 2012 (audited)       1,752,823     $  1,753      7,663,023     $  7,663     21,286,344    $  21,286
                                              ---------     --------      ---------     --------     ----------    ---------

Share based compensation of employees                --           --             --           --             --           --

Issuance of common stock as compensation
for financial consulting services                    --           --        250,000          250             --           --

Net loss                                             --           --             --           --             --           --
                                              ---------     --------      ---------     --------     ----------    ---------

Balances at September 30, 2013 (unaudited)    1,752,823     $  1,753      7,913,023     $  7,913     21,286,344    $  21,286
                                              =========     ========      =========     ========     ==========    =========

                                              Amincor, Inc. and Subsidiaries
                                              ------------------------------

                                              Additional                                             Total
                                                Paid-in         Accumulated     Non-controlling    (Deficit)
                                                Capital           Deficit          Deficit          Equity
                                                -------           -------          -------          ------

Balances at December 31, 2011 (audited)       $85,500,069      $(50,956,710)      $(129,264)      $ 34,444,571
                                              -----------      ------------       ---------       ------------

Share based compensation of employees             280,933                --              --            280,933

Net loss                                               --       (18,597,742)       (152,134)       (18,749,876)
                                              -----------      ------------       ---------       ------------

Balances at September 30, 2012 (unaudited)    $85,781,002      $(69,554,452)      $(281,398)      $ 15,975,628
                                              ===========      ============       =========       ============

Balances at December 31, 2012 (audited)       $86,549,323      $(84,342,834)      $(403,833)      $  1,833,358
                                              -----------      ------------       ---------       ------------

Share based compensation of employees             403,068                --              --            403,068

Issuance of common stock as compensation
for financial consulting services                  29,750                --              --             30,000

Net loss                                               --        (6,794,684)        (23,844)        (6,818,528)
                                              -----------      ------------       ---------       ------------

Balances at September 30, 2013 (unaudited)    $86,982,141      $(91,137,518)      $(427,677)      $ (4,552,102)
                                              ===========      ============       =========       ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements

                         Amincor, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                  Nine Months Ended September 30, 2013 and 2012
                                   (Unaudited)

                                                                                     2013                   2012
                                                                                 ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                                            $ (7,240,789)          $(18,106,990)
  Adjustments to reconcile net loss to net cash from continuing operations (used in) provided by operating activities:
     Depreciation and amortization of property, plant and equipment                 1,344,979              1,047,126
     Amortization of intangible assets                                                     --              1,212,277
     Amortization of deferred financing costs                                              --                117,369
     Impairment of goodwill and intangible assets                                          --             12,583,396
     Stock based compensation of employees                                            403,068                280,933
     Common shares issued to consultants for services                                  29,800                     --
     Gain on sale of equipment                                                             --                (97,126)
     Provision for doubtful accounts                                                    3,402                  3,159
  Changes in assets and liabilities:
     Accounts receivable                                                            1,265,630               (642,556)
     Due from factor - related party                                                 (744,453)                    --
     Inventories                                                                      154,358                336,100
     Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                           (21,251)              (699,899)
     Prepaid expenses and other current assets                                        850,771                827,834
     Other assets                                                                      (9,488)               271,571
     Accounts payable                                                                 (81,457)             3,823,096
     Accrued expenses and other current liabilities                                 2,028,166               (689,434)
     Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                          (274,519)               204,490
     Deferred revenue                                                                (221,313)               (11,319)
                                                                                 ------------           ------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES - CONTINUING OPERATIONS        (2,513,096)               460,027
                                                                                 ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                (152,116)            (3,123,104)
  Proceeds from sale of equipment                                                          --                 97,126
                                                                                 ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES - CONTINUING OPERATIONS                        (152,116)            (3,025,978)
                                                                                 ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds/loans from related parties                                           3,826,459                952,968
  Proceeds from issuance of common stock                                                  200                     --
  Principal payments of capital lease obligations                                     (15,371)              (128,496)
  Borrowings from (repayments of) notes payable                                    (1,891,849)             1,074,545
  Payments of assumed liabilities                                                     (94,771)              (107,990)
                                                                                 ------------           ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES - CONTINUING OPERATIONS                   1,824,668              1,791,027
                                                                                 ------------           ------------

NET CASH USED IN CONTINUING OPERATIONS                                               (840,544)              (774,924)
                                                                                 ------------           ------------

                         Amincor, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                  Nine Months Ended September 30, 2013 and 2012
                                   (Unaudited)

                                                                                     2013                   2012
                                                                                 ------------           ------------
Net cash provided by (used in) operating activities - discontinued operations         731,383               (442,051)
Net cash provided by investing activities - discontinued operations                    16,575                     --
Net cash used in financing activities - discontinued operations                      (130,625)               (26,842)
                                                                                 ------------           ------------
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                                617,333               (468,893)
                                                                                 ------------           ------------

Decrease in cash                                                                     (223,211)            (1,243,817)

Cash, beginning of period                                                             357,029              1,274,361
                                                                                 ------------           ------------

Cash, end of period                                                              $    133,818           $     30,544
                                                                                 ============           ============
Supplemental disclosure of cash flow information:

Cash paid during the period for:
  Interest                                                                       $    621,744           $     98,956
                                                                                 ============           ============

  Income taxes                                                                   $         --           $     80,082
                                                                                 ============           ============
Non-cash investing and financing activities:
  Financing of insurance by notes payable                                        $    934,220           $  1,003,993
                                                                                 ============           ============

  Conversion of accounts payable to term notes payable                           $    155,965           $  1,548,655
                                                                                 ============           ============

  Acquisition of equipment by notes payable                                      $     40,501           $    254,488
                                                                                 ============           ============

Effective April 1, 2013, the Company sold the common stock of Environmental Quality Services, Inc.

The Company finalized the foreclosure on the mortgages receivable related to the property in Pelham Manor, New York. The Company transferred $6,000,000 from mortgages receivable, net to property held for investment.


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

On November 5, 2012, the Company acquired all of the assets and assumed some of the liabilities of Environmental Waste Treatment, LLC ("EWT Business"). The Company assigned the EWT Business to Advanced Waste & Water Technology, Inc. ("AWWT") a subsidiary of Environmental Holding Corp.("EHC").

As of September 30, 2013, the following are operating subsidiaries of Amincor:

         Advanced Waste & Water Technology, Inc.
         Baker's Pride, Inc.
         Tyree Holdings Corp.
         Amincor Other Assets, Inc. ("Other Assets")

AWWT

AWWT performs water remediation services in the Northeastern United States, and is headquartered in Farmingdale, New York.

BPI

BPI manufactures bakery food products, primarily consisting of several varieties of sliced and packaged private label bread in addition to fresh and frozen varieties of donuts in the Midwest and Eastern region of the United States. BPI is headquartered and operates facilities in Burlington, Iowa.

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

OTHER ASSETS

Other Assets was incorporated to hold real estate, equipment and loan receivables. As of September 30, 2013, all of Other Assets' real estate and equipment are classified as held for sale.

On April 30, 2013, Other Assets sold its 360,000 square foot facility located in Allentown, Pennsylvania. The property was sold for $500,000 less outstanding taxes and costs due and owing on the property for net sale proceeds of $232,497.

DISCONTINUED OPERATIONS

During 2011, Amincor discontinued the operations of Masonry, Tulare, and ESI. On April 1, 2013, Amincor sold the business of EQS to a former manager of the company.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted pursuant to those rules and regulations; however, the Company believes that the disclosures are adequate to make the information not misleading. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the periods presented have been reflected as required by Regulation S-X. The results of operations for the interim period presented is not necessarily indicative of the results of operations to be expected for the year. These consolidated condensed financial statements should be read in conjunction with the Company's most recent Form 10-K which includes the audited consolidated or combined financial statements for the three years ended December 31, 2012.

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

Tyree's accounts receivable for maintenance and repair services and construction contracts are recorded at the invoiced amount and do not bear interest. Tyree, BPI, and AWWT extend unsecured credit to customers in the ordinary course of business but mitigate the associated risks by performing credit checks and actively pursuing past due accounts. Tyree follows the practice of filing statutory "mechanics" liens on construction projects where collection problems are anticipated.

MORTGAGES RECEIVABLE

The mortgages receivable consist of commercial loans collateralized by property in Pelham Manor, New York. The loans were non-performing and property was in foreclosure as of December 31, 2012. In 2013, the Company gained title to the property in satisfaction of the mortgages. The property is included in property held for investment as of September 30, 2013.

The value of the mortgages was based on the fair value of the collateral.

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

3. GOING CONCERN

The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring net losses from operations and had a working capital deficit of $26,396,941 as of September 30, 2013, which raises substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its capability to raise additional funds through debt and equity financing, and to achieve profitable operations. Management's plans to continue as a going concern and to achieve a profitable level of operations are as follows:

     *    Advanced Waste & Water Technology, Inc.
          * Successfully selling large-scale waste water treatment equipment through AWWT's established licensing agreement.

     *    Baker's Pride, Inc.
          * Securing additional donut and bread customers to increase the utilization of existing plant assets and place significant and competitive bids to strategic players within the fresh bread manufacturing industry, as well as increase revenues from its existing customers,
          * Increasing co-pack donut, bread and bun business once the existing plant assets are operating at maximum capacity,

     *    Tyree Holdings Corp.
          * Increasing sales of the environmental business unit to existing customers and bid on additional jobs outside of Tyree's current customer base. Tyree's ability to succeed in securing additional environmental business depends on the ability of one of Tyree's primary customers to secure remediation work by bidding environmental liabilities currently present on gasoline stations and referring this work to Tyree,
          * Evaluating Tyree's construction and maintenance business units with respect to their ability to increase margins and operate profitably independent of each other,
          * Liquidating excess inventory that will not be utilized in the normal course of operations during the next six months to generate additional working capital.

     *    Amincor Other Assets, Inc.
          * Liquidating assets held for sale to provide working capital to the Company's subsidiaries,
          * Seeking to mortgage the property located in Pelham Manor, New York to provide additional working capital,
          * Renting out assets held for sale to offset the costs of ownership of those assets wherever possible, if the assets cannot be liquidated.

     *    Amincor, Inc.
          * Securing new financing from a financial institution to provide needed working capital to the subsidiary companies.

While management believes that it will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at the Company's current levels through at least September 30, 2014, if the Company is not able to do so and if the Company is unable to become profitable through the first nine months of 2014, the Company would likely need to modify its plans and/or cut back on its operations. If the Company is able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result. However, if management's plans are not achieved, if significant unanticipated events occur, or if the Company is unable to obtain the necessary additional funding on favorable terms or at all, management would likely have to modify its business plans to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4. DISCONTINUED OPERATIONS

Effective June 30, 2011, the Company discontinued the operations of Masonry and Tulare Holdings, Inc., effective September 30, 2011 the Company discontinued the operations of Epic Sports International, Inc and effective April 1, 2013 the Company discontinued the operations of Environmental Quality Services, Inc. As a result, losses from Masonry, Tulare, EQS and ESI are included in the loss from discontinued operations in the accompanying consolidated condensed financial statements for the three and nine months ended September 30, 2013 and 2012, respectively. Assets and liabilities related to discontinued operations are presented separately on the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012, respectively. Changes in net cash from discontinued operations are presented in the accompanying consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012, respectively.

The following amounts related to Masonry, Tulare, EQS and ESI have been segregated from continuing operations and reported as discontinued operations:

                                                 Three Months Ended September 30,      Nine Months Ended September 30,
                                                     2013                2012             2013                 2012
                                                  ----------          ----------       ----------           ----------
Results From Discontinued Operations:
  Net revenues from discontinued operations       $       --          $  306,752       $  231,887           $  850,593
                                                  ==========          ==========       ==========           ==========
  Income (loss) from discontinued operations      $    4,048          $ (100,303)      $ (277,681)          $ (642,886)
                                                  ==========          ==========       ==========           ==========

The following is a summary of the assets and liabilities of the discontinued operations, excluding assets held for sale (which is recorded separately on the consolidated condensed balance sheets).

                                                September 30,       December 31,
                                                    2013               2012
                                                ------------       ------------

Cash                                            $         --       $      2,699
Accounts receivable                                       --            231,558
Prepaid expenses and other current assets                 --             13,840
Property, plant and equipment, net                        --            348,798
Goodwill and other intangible assets                      --            135,000
Other assets                                              --            429,451
                                                ------------       ------------
      Total assets                              $         --       $  1,161,346
                                                ------------       ------------

Accounts payable                                $  3,811,377       $  4,350,376
Accrued expenses and other current liabilities       883,538          1,160,188
Other long term liabilities                               --            130,625
                                                ------------       ------------
      Total liabilities                         $  4,694,915       $  5,641,189
                                                ------------       ------------
Net liabilities                                 $ (4,694,915)      $ (4,479,843)
                                                ============       ============

The Company will continue to provide administrative services for the discontinued operations until the liquidation of these discontinued entities is completed.

Pursuant to a Stock Purchase Agreement, effective April 1, 2013, EHS, a wholly-owned subsidiary of Amincor, Inc. sold all of its right, title and interest in all of the common stock of EQS to Essential Environmental Technologies.

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

5. INVENTORIES

Inventories consist of:

     *    Construction and service maintenance parts
     *    Baking ingredients
     *    Finished bakery goods

A summary of inventory as of September 30, 2013 and December 31, 2012 is below:

                                             September 30,         December 31,
                                                 2013                 2012
                                              ----------           ----------

Raw materials                                 $2,466,261           $2,816,565
Ingredients                                      236,156              108,673
Finished goods                                    43,159                  454
                                              ----------           ----------
                                               2,745,576            2,925,692
Inventory reserves                               279,035              304,793
                                              ----------           ----------
Inventories, net                              $2,466,541           $2,620,899
                                              ==========           ==========

6. PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2013 and December 31, 2012 property, plant and equipment from continuing operations consisted of the following:

                                   Useful Lives   September 30,     December 31,
                                      (Years)         2013             2012
                                      -------     ------------     ------------
Land                                    n/a       $    430,000     $    430,000
Machinery and equipment                2-10         15,865,103       15,893,600
Furniture and fixtures                 5-10            169,258          110,439
Building and leasehold improvements      10          3,443,598        3,376,869
Computer equipment and software         5-7            861,643          827,191
Property Held for Investment            n/a          6,000,000               --
Vehicles                               3-10            408,080          408,080
                                                  ------------     ------------
                                                    27,177,682       21,046,179
Less accumulated depreciation                        8,154,018        6,870,153
                                                  ------------     ------------
                                                  $ 19,023,664     $ 14,176,026
                                                  ============     ============

Total depreciation expense related to continuing operations for the nine months ended September 30, 2013 and 2012 was $1,344,979 and $1,047,126, respectively.

On July 25, 2013, Amincor Other Assets, Inc. entered into a lease agreement to rent the Pelham Manor, New York property for an initial lease term of one year at an annual fixed rent of $240,000.

7.  GOODWILL AND INTANGIBLE ASSETS

Goodwill and Intangible Assets

Goodwill of $22,241 as of September 30, 2013 and December 31, 2012, and licenses and permits (an intangible asset) of $2,609,000 as of September 30, 2013 and December 31, 2012, respectively, have indefinite useful lives and are not being amortized but are instead tested for impairment annually or whenever an event occurs that may indicate a significant decrease in the fair value of the assets has taken place.

The aforementioned licenses and permits have renewal provisions which are generally one to four years. As of September 30, 2013, the weighted-average period to the next renewal was ten months. The costs of renewal are nominal and are expensed when incurred. The Company intends to renew all licenses and permits currently held.

Amortization expense related to continuing operations for the nine months ended September 30, 2013 and 2012 was $0 and $1,212,277 respectively. As of September 30, 2013, all intangible assets subject to amortization were fully amortized.

8. LONG-TERM DEBT

Long-term debt consists of the following as of September 30, 2013 and December 31, 2012:

                                                                September 30,       December 31,
                                                                    2013                2012
                                                                 ----------          ----------
Equipment loans payable, collateralized by the assets
purchased, and bearing interest at annual fixed rates
ranging from 8.00% to 15.00% as of September 30, 2013
and December 31, 2012 with principal and interest payable
in installments through July 2014                                $  494,690          $  748,293

Promissory notes payable, with zero interest to current
accounts payable vendors. Payment terms are from 12 to 36
months                                                            2,701,507           3,135,840

Promissory notes payable, with accrued interest, to three
former stockholders of a predecessor company. These notes
are unsecured and are subordinate to the Company's senior
debt. The notes matured and are in default as of September
30, 2013 and bear interest at an annual fixed rate of 6.00%         500,000             500,000

Note payable to a commercial bank. Payable in monthly
installments of principal and interest through March 2015.
The annual interest rate is 7.25%                                   168,922             242,149

Bridge loan with a commercial bank, collateralized by
property, plant and equipment in addition to assets
purchased, and bearing interest at 2.75% above the U.S.
Prime Rate with a floor of 5.00% and a ceiling of 7.00%.
The loan matures on February 1, 2014.                             2,749,985           2,749,985
                                                                 ----------          ----------

Total                                                             6,615,104           7,376,267

Less current portion                                              5,140,464           6,057,595
                                                                 ----------          ----------
Long-term portion                                                $1,474,640          $1,318,672
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

DUE FROM FACTOR

AWWT, BPI and Tyree have entered into spot factoring agreements with a related party ("Factor"), which shares common ownership and management with the Company, under which eligible accounts receivable will be factored. The Factor assumes credit risk for all credit-approved accounts. The Company pays to the Factor a commission on each accounts receivable purchased ranging from (a) 2.25%-3.0% for the first 30 days that such accounts receivable is outstanding and (b) after the initial 30 day period, an additional 1% for each 10 days or part thereof that such accounts receivable remains outstanding. The Company can request advances of up to 80% of factored accounts based on the customer credit limit under the terms of the factor agreements which control the activity under the agreement. The factor agreement is secured by the eligible accounts receivable. The factor fees amounted to $289,616 and $0 for the nine months ended September 30, 2013 and 2012, respectively.

LOANS PAYABLE

Loans from a related party consist of the following at:

                                                                September 30,       December 31,
                                                                    2013                2012
                                                                 ----------          ----------
Loan and security agreement with Capstone Capital Group, LLC which matures on October 31, 2016 bearing interest at 18%
per annum. Maximum borrowing of $6,000,000                       $4,770,270          $  764,799

Loan and security agreement with Capstone Capital Group, LLC which matures on May 15, 2015 bearing interest at 18% per
annum. Maximum borrowing of $1,000,000                              501,805             473,820

Loan and security agreement with Stephen Tyree which matures
on November 5, 2014 bearing interest at 5.0% per annum.              10,424              50,417
                                                                 ----------          ----------
Total loans and amounts payable to related parties               $5,282,499          $1,289,036
                                                                 ==========          ==========

Interest expense for these loans amounted to $406,677 and $258,150 for the nine months ended September 30, 2013 and 2012, respectively.

10. SHARES OF COMMON STOCK ISSUED

On June 27, 2012, the Company issued 68,928 shares of Class B common shares as a correction of the amount of shares issued upon the formation of the Company. As a result, the amount of Class B shares outstanding and the weighted average shares outstanding for the nine months ended September 30, 2012 have been restated. This correction is de minimus and had no discernable effect on previously reported loss per share.

On September 30, 2013, the Company issued 250,000 shares of Class A Voting common shares to Caro Capital, LLC, for a purchase price of $200. The shares are compensation for six months of financial consulting beginning September 17, 2013 to the Company and have been recorded at the fair value of the services rendered. The shares have not been registered under the Securities Act of 1933 and are restricted accordingly.

11. SHARES-BASED COMPENSATION

The Company does not have a formally adopted share-based compensation plan. Stock option grants have been made as determined by the Board of Directors.

During 2013 and 2012, the Company's Board of Directors granted common stock Class A options to the President, Vice-President, CFO, certain management and employees of the Company, and certain officers and employees of its subsidiary companies, all at various exercise prices. 50% of the options vest and become exercisable on the first anniversary of the grant date and the remaining 50% on the second anniversary of the grant date, provided that the individual is employed by the Company on the anniversary date.

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

12. SEGMENTS

The Company is organized into six segments: (1) Amincor, (2) Other Assets, (3) AWWT (4) BPI, and (5) Tyree. Assets related to discontinued operations ("Disc. Ops") are also presented below where relevant. Segment information is as follows:

                                          September 30,          December 31,
                                              2013                   2012
                                          ------------           ------------
Total Assets:
  Amincor                                 $    236,653           $    298,792
  Other Assets                               8,606,433              8,566,433
  AWWT                                         357,001              1,144,626
  BPI                                       11,511,149             12,051,571
  Tyree                                     11,222,237             12,529,072
  Disc. Ops                                         --                424,647
                                          ------------           ------------
Total assets                              $ 31,933,473           $ 35,015,141
                                          ============           ============

                                          September 30,          December 31,
                                              2013                   2012
                                          ------------           ------------
Total Goodwill:
  Amincor                                 $         --           $         --
  Other Assets                                      --                     --
  AWWT                                          22,241                 22,241
  BPI                                               --                     --
  Tyree                                             --                     --
                                          ------------           ------------
Total goodwill                            $     22,241           $     22,241
                                          ============           ============

                                          September 30,          December 31,
                                              2013                   2012
                                          ------------           ------------
Total Other Intangible Assets:
  Amincor                                 $         --           $         --
  Other Assets                                      --                     --
  AWWT                                              --                     --
  BPI                                               --                     --
  Tyree                                      2,609,000              2,609,000
                                          ------------           ------------
Total other intangible assets             $  2,609,000           $  2,609,000
                                          ============           ============

                                                    Three Months Ended September 30,    Nine Months Ended September 30,
                                                        2013              2012              2013             2012
                                                    ------------      ------------      ------------     ------------
Net Revenues:
  Amincor                                           $         --      $         --      $         --     $         --
  Other Assets                                                --                --                --               --
  AWWT                                                    96,315               686           247,327            3,936
  BPI                                                    714,874         3,977,989         1,006,983       12,349,973
  Tyree                                                5,900,236        10,169,084        19,469,716       28,294,571
                                                    ------------      ------------      ------------     ------------
Net revenues                                        $  6,711,425      $ 14,147,759      $ 20,724,026     $ 40,648,480
                                                    ============      ============      ============     ============

                                                    Three Months Ended September 30,    Nine Months Ended September 30,
                                                        2013              2012              2013             2012
                                                    ------------      ------------      ------------     ------------
Income (loss) before Provision for Income Taxes:
  Amincor                                           $   (734,764)         (974,902)     $ (2,733,479)    $ (3,957,332)
  Other Assets                                          (129,270)           19,675          (497,856)         (50,599)
  AWWT                                                   (14,842)          (10,266)         (101,607)         (10,596)
  BPI                                                 (1,231,957)      (12,984,276)       (3,675,005)     (13,258,657)
  Tyree                                                 (320,828)           54,732          (232,842)        (829,806)
                                                    ------------      ------------      ------------     ------------
Income (loss) before Provision for Income Taxes     $ (2,431,661)     $(13,895,037)     $ (7,240,789)    $(18,106,990)
                                                    ============      ============      ============     ============

                                                    Three Months Ended September 30,    Nine Months Ended September 30,
                                                        2013              2012              2013             2012
                                                    ------------      ------------      ------------     ------------
Depreciation of Property and Equipment:
  Amincor                                           $         --      $         --      $         --     $         --
  Other Assets                                                --                --                --               --
  AWWT                                                    11,817                --            35,452               --
  BPI                                                    296,063           213,742           884,538          628,043
  Tyree                                                  111,119           139,056           424,989          419,083
                                                    ------------      ------------      ------------     ------------
Total depreciation of property and equipment        $    418,999      $    352,798      $  1,344,979     $  1,047,126
                                                    ============      ============      ============     ============

                                                    Three Months Ended September 30,    Nine Months Ended September 30,
                                                        2013              2012              2013             2012
                                                    ------------      ------------      ------------     ------------
Amortization of Intangible Assets:
  Amincor                                           $         --      $         --      $         --     $         --
  Other Assets                                                --                --                --               --
  AWWT                                                        --                --                --               --
  BPI                                                         --                --                --          382,450
  Tyree                                                       --           276,609                --          829,827
                                                    ------------      ------------      ------------     ------------
Total amortization of intangible assets             $         --      $    276,609      $         --     $  1,212,277
                                                    ============      ============      ============     ============

Interest  Expense - net:
  Amincor                                           $   (184,320)     $      9,131      $   (517,563)    $     25,546
  Other Assets                                           (10,000)               --           (27,247)              --
  AWWT                                                     2,551                59             3,911               59
  BPI                                                    221,686           125,753           636,474          311,440
  Tyree                                                  328,833            81,643           733,470          196,599
                                                    ------------      ------------      ------------     ------------
Total interest expense, net                         $    358,750      $    216,586      $    829,045     $    533,644
                                                    ============      ============      ============     ============

13. COMMITMENTS AND CONTINGENCIES

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

As of the date of this filing, Tyree management has negotiated settlements with Local Unions 99, 138 and 355. Tyree management continues to negotiate with Local Unions 1, 25 and 200 over unpaid benefits that are due to each of the respective unions. As of September 30, 2013, Tyree had approximately $1.2 million in unpaid benefits. Tyree management does not dispute that benefits are due and owing to each of the respective unions, however, settlement and payment plan discussions are ongoing. Local Unions 1 and 200 have each filed suit in the United States District Court Eastern District of New York to enforce their rights as to the unpaid benefits due and owing from Tyree, and as guarantor of certain amounts due and owing, Amincor, Inc. is also a named party in these lawsuits.

Local Union 200 filed a claim with the National Labor Relations Board ("NLRB") alleging that Tyree Service Corp violated the National Labor Relations Act. By a letter dated May 31, 2013, the NLRB dismissed all charges against Tyree Service Corp. due to insufficient evidence to establish a violation. Local 200 intends to appeal the NLRB decision.

A variety of unsecured vendors have filed suit for non-payment of outstanding invoices totaling approximately $2.5 million as of September 30, 2013, which are reflected as liabilities on the Company's consolidated condensed balance sheet. Each of these actions is handled on a case by case basis, to determine the settlement and payment plan.

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

A former principal of Imperia Bros., Inc. (a predecessor company of Masonry) filed a notice of appeal dated November 14, 2011 with the court contesting the Judgment of Foreclosure. On June 19, 2013, the parties in the above action agreed to a settlement in principle, which resolves the remaining causes of action and dismisses the third party complaint and the declaratory judgment complaint, with prejudice

14. SUBSEQUENT EVENTS

On October 18, 2013, BPI executed a Co-Packer Agreement with a leading producer and marketer of packaged bakery foods headquartered in the Southeastern United States. BPI will prepare, manufacture, process and package certain baked goods products and BPI management anticipates a material increase in sales due to the execution of this Co-Packer Agreement.

The Company has evaluated all other subsequent events up to the report date and there were no significant subsequent events requiring disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A")

                          AMINCOR (CONSOLIDATED BASIS)

GOING CONCERN / LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2013, cash flows used in operating activities was $2,542,896. This was principally due to a net loss from continuing operations of $7,240,789 which was partially offset by an increase in accrued expenses and other current liabilities of approximately $2.0 million, non-cash depreciation expenses of approximately $1.3 million and a reduction in accounts receivable of approximately $1.3 million. The net loss from continuing operations is discussed in greater detail in the results from operations for the nine months ended September 30, 2013 and 2012 section of this MD&A.

For the nine months ended September 30, 2013, cash flows used in investing activities from continuing operations of $152,116 were primarily due to purchases of additional equipment at Baker's Pride, Inc.

For the nine months ended September 30, 2013, cash flows provided by financing activities from continuing operations of $1,854,468 was primarily due to proceeds received on loans from related parties.

For the nine months ended September 30, 2013, total cash flows provided by discontinued operations was $617,333. Cash provided by discontinued operations was primarily related to the Amincor Other Assets' sale of its 360,000 square foot facility in Allentown, Pennsylvania on April 30, 2013.

The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying consolidated condensed financial statements, we recorded a net loss from continuing operations of $7,240,789 and $18,106,990 for the nine months ended September 30, 2013 and 2012, respectively. We had a working capital deficit of $26,396,941 and an accumulated deficit of $91,137,518 as of September 30, 2013. The results of the Company's cash flows from continuing operations for the nine months ended September 30, 2013 have been adversely impacted by the loss of Baker's Pride's most significant customer Aldi, Inc. The Company's primary focus is to achieve profitable operations and positive cash flow of its operations of its long established niche businesses - Tyree and Baker's Pride.

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

With respect to BPI, management has successfully negotiated a contract for co-packing frozen donut products to one of the world's largest family owned food companies which is a global supplier to the food service and in store bakery retail industries. Management believes that this contract will pave the way for additional contracts from other significant food companies in addition to increased business from the newly acquired customer. In addition, BPI has been approved by this aforementioned customer for equipment financing which will position BPI to better serve the retail market. It is anticipated that this new equipment will come online during the second quarter of 2014. Management anticipates additional sales as a result of this new equipment from this customer in addition to creating opportunities involving future potential customers. BPI has entered the frozen segment and is also positioning itself to enter back into the fresh bread manufacturing industry by placing significant and competitive bids to strategic players within the fresh bread markets. Management believes that by January 2014, its facilities will be operationally capable of supporting themselves on internally generated cash flows. Management has extended its bridge loan financing with its lender, Central State Bank to February 1, 2014, which will allow BPI to extend its interest only financing on the new donut equipment until such time that BPI is able through its cash flow to make principal payments. On October 18, 2013, BPI executed a Co-Packer Agreement with a leading producer and marketer of packaged bakery foods headquartered in the Southeastern United States. BPI will prepare, manufacture, process and package certain baked goods products and BPI management anticipates a material increase in sales due to the execution of this Co-Packer Agreement.

With respect to Tyree, management is projecting an increase in its environmental business through the end of 2013 and 2014. In accordance with these projections, in September 2013, Tyree realigned its management team to achieve these goals. Management believes the realignment of operational and sales management will provide the roadmap to diversifying the focus of Tyree's environmental business unit's strengths to additional industry segments while still serving their current customers in the retail and wholesale petroleum sector. While focusing on growing markets, Tyree is also seeking strategic alliances with environmental consulting engineers who design and consult with national clients on effective remediation programs, but lack the "boots on the ground" to implement, monitor and maintain remediation systems and programs that Tyree is able to provide. Tyree will also focus its sales and marketing efforts and bid on federal and various state wide environmental remediation work as a prime contractor through its current operational area. Additional staff resources have been allocated to support this effort and ensure that bids are won across all aspects of Tyree's target markets at gross margin requirements set by Management.

Management has analyzed the construction and maintenance business units for profitable operations and market penetration. With respect to the maintenance business unit, analysis has shown that Tyree's primary customer is selling and leasing its gas stations, which has prompted Tyree to scale back its maintenance business unit. With respect to the construction business unit, management has deemed that construction is an integral part of the environmental remediation process and as such Tyree will continue to bid on opportunities provided required gross margin targets are met. Management believes that by changing the direction of Tyree away from maintenance and general contracting, it will return to profitability and substantially grow through increased sales and market penetration through its environmental business unit.

Tyree's management is working to secure additional available capital resources and turnaround Tyree's operations to generate operating income. Management believes that Tyree is currently holding greater level of inventory than is necessary for operations and has developed a plan to exchange a substantial portion of this excess inventory to one of its primary suppliers in exchange for satisfaction of accounts payable owed to this supplier. As of September 30, 2013, Tyree has a working capital deficit of approximately $22.2 million exclusive of amounts owed to Amincor and recorded a net loss of approximately $2.3 million for the nine months ended September 30, 2013. Tyree has entered into settlement agreements and continues to negotiate with creditors to pay off its outstanding debt obligations. However, without additional capital resources, Tyree may not be able to continue to operate and may be forced to curtail its business, liquidate assets and/file for bankruptcy protection. In any such case, its business, operating results or financial condition would be materially adversely affected.

With respect to AWWT, management has recently signed a licensing agreement with a Denver based water technology company which will allow AWWT to sell waste water treatment equipment to large municipal, industrial, agricultural and commercial generators of waste water. Management is currently in discussion with multiple customers in this market and believes that there is a significant opportunity for consistent and reliable cash flows from placing systems in use with these customers. AWWT is undergoing testing of water samples for use with its technology. The sales cycle for its waste water treatment systems is typically nine to twelve months. AWWT is actively engaged in the sale of its technology to high volume impacted water users. Its fixed station water processing facility in Farmingdale, NY is operating profitably and has successfully contracted with the major impacted water haulers located in Long Island, NY. AWWT's fixed station treatment facility offers these waste haulers substantial savings when compared to its competitors in the neighboring NYC boroughs.

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

CONTINGENT LIABILITIES

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

Tyree management has negotiated settlements with Local Union 99, Local Union 138 and Local Union 355. Tyree management continues to negotiate with Local Union 1, Local Union 25, and Local Union 200 over unpaid benefits that are due and owing to each of the respective unions. As of September 30, 2013, Tyree had approximately $1.2 million in unpaid benefits. Tyree management does not dispute that benefits are due and owing to the respective unions, however, settlement and payment plan discussions are ongoing. The Local Union 1 and Local Union 200 have each filed suit in the United States District Court Eastern District of New York to enforce their rights as to the unpaid benefits due and owing from Tyree, and as guarantor of certain amounts due and owing, Amincor, Inc. is also a named party in these lawsuits. Local Union 200 has also filed a claim with the National Labor Relations Board ("NLRB") alleging that Tyree Service Corp violated the National Labor Relations Act. By a letter dated May 31, 2013, the NLRB dismissed all charges against Tyree Service Corp. due to insufficient evidence to establish a violation. Local 200 intends to appeal the NLRB decision.

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

RESULTS FROM OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NET REVENUES

Net revenues for the nine months ended September 30, 2013 totaled $20,724,026 as compared to net revenues of $40,648,480 for the nine months ended September 30, 2012, a decrease in net revenues of $19,924,454 or approximately 49.0%. The primary reason for the decrease in net revenues is related to Tyree's and BPI's operations. Tyree's net revenues decreased by approximately $8.8 million and BPI's net revenues decreased by approximately $11.3 million during the nine months ended September 30, 2013. A detailed analysis of each subsidiary company's individual net revenues can be found within their respective MD&A sections of this Form 10-Q.

COST OF REVENUES

Cost of revenues for the nine months ended September 30, 2013 totaled $17,990,248 or approximately 86.8% of net revenues as compared to $31,147,746 or approximately 76.6% of net revenues for the nine months ended September 30, 2012. The primary reason for the increase in cost of revenues as a percentage of net revenues is related to BPI's operations. BPI incurred fixed costs well in excess of its net revenues for the nine month period ended September 30, 2013 due to the loss of a material customer. A detailed analysis of each subsidiary company's individual cost of revenues can be found within their respective MD&A sections of this Form 10-Q.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses for the nine months ended September 30, 2013 totaled $9,272,922 as compared to $14,543,289 for the nine months ended September 30, 2012, a decrease in operating expenses of $5,270,367 or approximately 36.2%. The primary reason for the decrease in SG&A expenses was related to BPI's and Tyree's operations. BPI's operating expenses decreased by approximately $2.1 million and Tyree's operating expenses decreased by $3.4 million during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. A detailed analysis of each subsidiary company's individual operating expenses can be found within their respective MD&A sections of this Form 10-Q.

LOSS FROM OPERATIONS

Loss from operations for the nine months ended September 30, 2013 totaled $6,539,144 as compared to $5,042,555 for the nine months ended September 30, 2012, an increase in loss from operations of $1,496,589 or approximately 29.7%. The primary reason for the increase in loss from operations is related to the decrease in net revenues as noted above.

OTHER EXPENSES (INCOME)

Other expenses (income) for the nine months ended September 30, 2013 totaled $701,645 as compared to $13,064,435 for the nine months ended September 30, 2012, a decrease in other expenses of $12,362,790. The primary reason for the decrease in other expenses (income) is related to BPI's impairment of goodwill and intangible assets due to the loss of a material customer which occurred in 2012. A detailed analysis of each subsidiary company's individual other expenses (income) can be found within their respective MD&A sections of this Form 10-Q.

NET LOSS FROM CONTINUING OPERATIONS

Net loss from continuing operations totaled $7,240,789 for the nine months ended September 30, 2013 as compared to $18,106,990 for the nine months ended September 30, 2012, a decrease in net loss from continuing operations of $10,866,201 or approximately 60.0%. The primary reason for the decrease in net loss from continuing operations is related to the decreases in other expenses (income) as noted above.

LOSS (INCOME) FROM DISCONTINUED OPERATIONS

Loss from discontinued operations totaled $277,681 for the nine months ended September 30, 2013 as compared to $642,886 for the nine months ended September 30, 2012, a decrease in loss from discontinued operations of $365,205 or approximately 56.8%. The net income of Masonry was ($5,283) for the nine months ended September 30, 2013 as compared to a net loss of $197,983 for the nine months ended September 30, 2012, a decrease in net loss of $203,266. The net loss of Tulare was $79,169 for the nine months ended September 30, 2013 as compared to a net income ($27,530) for the nine months ended September 30, 2012, an increase in net loss of $106,699. The net loss of ESI was $2,984 for the nine months ended September 30, 2013 as compared to $33,212 for the nine months ended September 30, 2012 a decrease in net loss of $30,228. The net loss of EQS was $200,811 for the nine months ended September 30, 2013 as compared to $439,221 for the nine months ended September 30, 2012, a decrease in net loss of $238,410.

Gain from sale of discontinued operations for the nine months ended September 30, 2013 was $699,942 as compared to $0 for the nine months ended September 30, 2012. The gain from sale of discontinued operations is related to the sale of EQS which effectively took place on April 1, 2013.

NET LOSS

Net loss totaled $6,818,528 for the nine months ended September 30, 2013 as compared to $18,749,876 for the nine months ended September 30, 2012, a decrease in net loss of $11,931,348 or approximately 63.6%. The primary reason for the decrease in net loss during the nine months ended September 30, 2013 was due to the aforementioned decrease in other expenses (income).

RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NET REVENUES

Net revenues for the three months ended September 30, 2013 totaled $6,711,425 as compared to net revenues of $14,147,759 for the three months ended September 30, 2012, a decrease in net revenues of $7,436,334 or approximately 52.6%. The primary reason for the decrease in net revenues is related to Tyree's and BPI's operations. Tyree's net revenues decreased by approximately $4.3 million and BPI's net revenues decreased by approximately $3.3 million during the three months ended September 30, 2013. A detailed analysis of each subsidiary company's individual net revenues can be found within their respective MD&A sections of this Form 10-Q.

COST OF REVENUES

Cost of revenues for the three months ended September 30, 2013 totaled $6,026,203 or approximately 89.8% of net revenues as compared to $10,990,420 or approximately 77.7% of net revenues for the three months ended September 30, 2012. The primary reason for the increase in cost of revenues as a percentage of net revenues is related to BPI's operations. BPI incurred fixed costs well in excess of its net revenues for the three month period ended September 30, 2013 due to the loss of a material customer. A detailed analysis of each subsidiary company's individual cost of revenues can be found within their respective MD&A sections of this Form 10-Q.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses for the three months ended September 30, 2013 totaled $2,857,064 as compared to $4,118,977 for the three months ended September 30, 2012, a decrease in operating expenses of $1,261,913 or approximately 30.6%. The primary reason for the decrease in SG&A expenses was related to BPI's and Tyree's operations. BPI's operating expenses decreased by approximately $594,000 and Tyree's operating expenses decreased by approximately $994,000 during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. A detailed analysis of each subsidiary company's individual operating expenses can be found within their respective MD&A sections of this Form 10-Q.

LOSS FROM OPERATIONS

Loss from operations for the three months ended September 30, 2013 totaled $2,171,842 as compared to $961,638 for the three months ended September 30, 2012, an increase in loss from operations of $1,210,204 or approximately 125.8%. The primary reason for the increase in loss from operations is related to the decrease in net revenues as noted above.

OTHER EXPENSES (INCOME)

Other expenses (income) for the three months ended September 30, 2013 totaled $259,819 as compared to $12,933,399 for the three months ended September 30, 2012, a decrease in other expenses of $12,673,580. The primary reason for the increase in other expenses (income) is related to BPI's impairment of goodwill and intangible assets due to the loss of a material customer which occurred in 2012. A detailed analysis of each subsidiary company's individual other expenses can be found within their respective MD&A sections of this Form 10-Q.

NET LOSS FROM CONTINUING OPERATIONS

Net loss from continuing operations totaled $2,431,661 for the three months ended September 30, 2013 as compared to $13,895,037 for the three months ended September 30, 2012, a decrease in net loss from continuing operations of $11,463,376 or approximately 82.5%. The primary reason for the decrease in net loss from continuing operations is related to the decreases in other expenses (income) as noted above.

LOSS (INCOME) FROM DISCONTINUED OPERATIONS

Income from discontinued operations totaled ($4,048) for the three months ended September 30, 2013 as compared to a loss from discontinued operations of $100,303 for the three months ended September 30, 2012, an increase in income from discontinued operations of $104,351. The net income of Masonry was ($5,643) for the three months ended September 30, 2013 as compared to a net loss of $125,422 for the three months ended September 30, 2012, an increase in net income of $131,065. The net income of Tulare was ($2,659) for the three months ended September 30, 2013 as compared to a net income of ($122,620) for the three months ended September 30, 2012, a decrease in net income of $119,961. The net loss of ESI was $0 for the three months ended September 30, 2013 as compared to $6,291 for the three months ended September 30, 2012 a decrease in net loss of $6,291. The net loss of EQS was $4,254 for the three months ended September 30, 2013 as compared to $91,210 for the three months ended September 30, 2012, a decrease in net loss of $86,956.

NET LOSS

Net loss totaled $2,427,613 for the three months ended September 30, 2013 as compared to $13,995,340 for the three months ended September 30, 2012, a decrease in net loss of $11,567,727 or approximately 82.7%. The primary reason for the decrease in net loss during the three months ended September 30, 2013 was due to the aforementioned decrease in other expenses (income).

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NET REVENUES

Net revenues for the nine months ended September 30, 2013 totaled $394,295 as compared to $5,211 for the nine months ended September 30, 2012, an increase of $389,084. The large increase in net revenues is related to the purchase of AWWT's plant assets which took place on November 2, 2012. Operations during the nine months ended September 30, 2012 were limited to a sales arrangement whereby AWWT was able to bring water into AWWT's predecessor entity for a small commission.

COST OF REVENUES

Cost of revenues for the nine months ended September 30, 2013 totaled $236,847 or approximately 60.1% of net revenues as compared to $4,626, or 88.8% for the nine months ended September 30, 2012. The primary reason for this increase in cost of revenues is related to the acquisition of AWWT's plant assets on November 2, 2012.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2013 totaled $114,191, or approximately 29.0% of net revenues compared to $9,900, or approximately 190.0% of net revenues for the nine months ended September 30, 2012, an increase in operating expenses of $104,291. The primary reason for this increase in operating expenses is related to the acquisition of AWWT's plant assets on November 2, 2012. In addition, effective April 1, 2013 a new manager of AWWT was hired which increased operating expenses.

INCOME (LOSS) FROM OPERATIONS

Income from operations for the nine months ended September 30, 2013 totaled $43,256, or approximately 11.0% of net revenues as compared to a loss from operations of ($9,315), or approximately 178.7% of net revenues for the nine months ended September 30, 2012, an increase in income from operations of $52,571. The decrease in loss from operations was primarily due to the increase in revenues and corresponding cost of sales as noted above.

OTHER EXPENSES (INCOME)

Other expenses (income) for the nine months ended September 30, 2013 totaled $28,806, or approximately 7.3% of net revenues as compared to other expenses (income) of $8, or approximately 0.2% of net revenues for the nine months ended September 30, 2012, an increase in other expenses of $28,798. The increase in other expenses (income) during the nine months ended September 30, 2013 was primarily due to fees incurred from factoring AWWT's accounts receivable which were incurred during the nine months ended September 30, 2013 but not incurred during the nine months ended September 30, 2012 as well as an increase in the carrying balance of AWWT's inter-company loan with its Parent.

NET INCOME (LOSS)

Net income for the nine months ended September 30, 2013 totaled $14,450 as compared to loss of ($9,323) for the nine months ended September 30, 2012, an increase in net income of $23,773. The increase in net income is primarily related to the increase in income from operations as noted above.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NET REVENUES

Net revenues for the three months ended September 30, 2013 totaled $141,423 as compared to $1,961 for the three months ended September 30, 2012, an increase of $139,462. The large increase in net revenues is related to the purchase of AWWT's plant assets which took place on November 2, 2012. Operations during the three months ended September 30, 2012 were limited to a sales arrangement whereby AWWT was able to bring water into AWWT's predecessor entity for a small commission.

COST OF REVENUES

Cost of revenues for the three months ended September 30, 2013 totaled $64,046 or approximately 45.3% of net revenues as compared to $1,304, or 66.5% for the three months ended September 30, 2012. The primary reason for this increase in cost of revenues is related to the acquisition of AWWT's plant assets on November 2, 2012.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2013 totaled $39,429, or approximately 27.9% of net revenues compared to $9,642, or approximately 491.7% of net revenues for the three months ended September 30, 2012, an increase in operating expenses of $29,787. The primary reason for this increase in operating expenses is related to the acquisition of AWWT's plant assets on November 2, 2012.

INCOME (LOSS) FROM OPERATIONS

Income from operations for the three months ended September 30, 2013 totaled $37,948, or approximately 26.8% of net revenues as compared to a loss from operations of ($8,985), or approximately 458.2% of net revenues for the three months ended September 30, 2012, an increase in income from operations of $46,933. The increase in net income from operations was primarily due to the increase in revenues and corresponding cost of sales as noted above.

OTHER EXPENSES

Other expenses for the three months ended September 30, 2013 totaled $19,232, or approximately 13.6% of net revenues as compared to other expenses of $6, or approximately 0.3% of net revenues for the three months ended September 30, 2012, an increase in other expenses of $19,226. The increase in other expenses during the three months ended September 30, 2013 was primarily due to fees incurred from factoring AWWT's accounts receivable which were incurred during the three months ended September 30, 2013 but not incurred during the three months ended September 30, 2012 as well as an increase in the carrying balance of AWWT's inter-company loan with its Parent.

NET INCOME (LOSS)

Net income for the three months ended September 30, 2013 totaled $18,716 as compared to a net loss of ($8,991) for the three months ended September 30, 2012, an increase in net income of $27,707. The increase in net income is primarily related to the increase in net revenues and the corresponding cost of sales as noted above.

                               BAKER'S PRIDE, INC.

SEASONALITY

 Seasonality influenced the operations of the South Street Bakery facility as cookie sales are typically higher during the winter holiday season when compared to the summer season. Operations at the Jefferson Street facility are not influenced by seasonality. However, when significant donut production commences at the Mt. Pleasant Street facility, it will greatly be affected by seasonality. For the nine months ended September 30, 2013 and 2012, none of the operations of Baker's Pride were influenced by seasonality.

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

Net revenues generated from Aldi comprised 0.0% and 93.6% of net revenues for the nine months ended September 30, 2013 and 2012, respectively. All Aldi revenues generated in the first nine months of 2012 were from BPI's Jefferson Street facility. The balance of net revenues generated during the nine months ended September 30, 2012 was related to BPI's South Street facility. On November 30, 2012, BPI terminated the equipment and facility lease which allowed for production at the South Street facility. It is management's intention to enter into a co-packing agreement for all of the products formerly produced internally with other bakeries in order to continue to provide the same product offerings without operating the facility. Management has moved all equipment owned but formerly residing at the South Street facility to the Mt. Pleasant Street facility. Management intends to return to its business plan of operating the Mt. Pleasant Street facility thereby reducing fixed overhead and variable costs by using cross trained personnel and providing its customer base the opportunity to purchase one, two or all three of its product types in less than trailer load quantities but obtain cost effective logistics through a combined load of all products offered by BPI.

Effective November 2, 2012, BPI has stopped significant production at the Jefferson Street facility. As such, there were layoffs of production personnel and wage reductions of remaining personnel in order to minimize losses until production resumes at the Jefferson Street facility. Production is currently underway with low volume regional companies with plans to increase product offerings and grow the business. Discussions are active for co-packing arrangements to enable BPI to broaden its offerings for new business opportunities. Discussions continue with major branded food products companies with BPI operating as the producer; however, as of the time of filing BPI has not yet secured a significant contract with a new bread customer but has secured a significant contract with a donut customer.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NET REVENUES

Net revenues for the nine months ended September 30, 2013 totaled $1,006,983 as compared to $12,349,973 for the nine months ended September 30, 2012, a decrease of $11,342,990 or approximately 91.8%. The primary reason for the decrease in net revenues is related to the loss of BPI's customer Aldi on November 2, 2012. Aldi's business was responsible for $11.6 million of the $11.3 million decrease, the balance of which was made up by the Mt. Pleasant Street Bakery's donut operation.

COST OF REVENUES

Cost of revenues for the nine months ended September 30, 2013 totaled $2,490,684 as compared to $9,143,661 for the nine months ended September 30, 2012, a decrease of $6,652,977 or approximately 72.8%. The Company had a 91.8% decrease in net revenues against a 72.8% decrease in cost of revenues in 2013 as compared to 2012. The primary reason for the decrease in cost of revenues is related to the Jefferson Street facility not operating at 100% capacity during the nine months ended September 30, 2013 due to the loss of Aldi as compared to operating at 100% capacity during the nine months ended September 30, 2012. Certain fixed costs are incurred by BPI regardless of the production levels at BPI's facilities which were incurred during the nine months ended September 30, 2013 but were not offset by sales as they were during the nine months ended September 30, 2012.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

SG&A expenses for the nine months ended September 30, 2013 totaled $3,308,008 as compared to $5,406,787 for the nine months ended September 30, 2012, a decrease of $2,098,779 or approximately 38.8%. The primary reason for the decrease in 2013 is related to the termination of the equipment and facility lease that allowed for production at the South Street facility (savings of approximately $1.1 million), temporary decreases in management's salaries at BPI until production levels return to normal (savings of approximately $382,000), and a decrease in fees paid to professional consultants (savings of $188,000).

LOSS FROM OPERATIONS

Loss from operations for the nine months ended September 30, 2013 totaled $4,791,709 as compared to $2,200,476 for the nine months ended September 30, 2012, an increase in loss from operations of $2,591,233 or approximately 117.8%. The increase in loss from operations was primarily due to the decreases in net revenues as noted above.

OTHER EXPENSES

Other expenses for the nine months ended September 30, 2013 totaled $664,526 as compared to $13,219,777 for nine months ended September 30, 2012, a decrease of $12,555,251 or approximately 95.0%. The primary reason for this decrease in 2013 is related to the aforementioned non-cash goodwill and intangible asset impairment of approximately $12.6 million related to the loss of Aldi as a customer.

NET LOSS

Net loss for the nine months ended September 30, 2013 totaled $5,456,235 as compared to $15,420,252 for the nine months ended September 30, 2012, a decrease in net loss of $9,964,017 or approximately 64.6%. The primary reason for this decrease in net loss is related to the impairment of goodwill and intangible assets as noted above.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NET REVENUES

Net revenues for the three months ended September 30, 2013 totaled $714,874 as compared to $3,977,989 for the three months ended September 30, 2012, a decrease of $3,263,115 or approximately 82.0%. The primary reason for the decrease in net revenues is related to the loss of BPI's customer Aldi on November 2, 2012. Aldi's business was responsible for $3.8 million of the $3.2 million decrease, the balance of which was made up by the Mt. Pleasant Street Bakery's donut operation. .

COST OF REVENUES

Cost of revenues for the three months ended September 30, 2013 totaled $1,189,645 as compared to $2,946,204 for the three months ended September 30, 2012, a decrease of $1,756,558 or approximately 59.6%. The Company had a 82.0% decrease in net revenues against a 59.6% decrease in cost of revenues in 2013 as compared to 2012. The primary reason for the decrease in cost of revenues is related to the Jefferson Street facility not operating at 100% capacity during the three months ended September 30, 2013 due to the loss of Aldi as compared to operating at 100% capacity during the three months ended September 30, 2012. Certain fixed costs are incurred by BPI regardless of the production levels at BPI's facilities which were incurred during the three months ended September 30, 2013 but were not offset by sales as they were during the three months ended September 30, 2012.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

SG&A expenses for the three months ended September 30, 2013 totaled $1,141,812 as compared to $1,735,967 for the three months ended September 30, 2012, a decrease of $594,155 or approximately 34.2%. The primary reason for the decrease in 2013 is related to the termination of the equipment and facility lease that allowed for production at the South Street facility (savings of approximately $394,000) and temporary decreases in management's salaries at BPI until production levels return to normal (savings of approximately $91,000).

LOSS FROM OPERATIONS

Loss from operations for the three months ended September 30, 2013 totaled $1,616,583 as compared to $704,182 for the three months ended September 30, 2012, an increase in loss from operations of $912,402 or approximately 129.6%. The increase in loss from operations was primarily due to the decreases in net revenues as noted above.

OTHER EXPENSES (INCOME)

Other expenses for the three months ended September 30, 2013 totaled $216,651 as compared to $13,004,987 for three months ended September 30, 2012, a decrease of $12,788,336 or approximately 98.3%. The primary reason for this decrease in 2013 is related to the aforementioned non-cash goodwill and intangible asset impairment of approximately $12.6 million related to the loss of Aldi as a customer.

NET LOSS

Net loss for the three months ended September 30, 2013 totaled $1,833,234 as compared to $13,709,169 for the three months ended September 30, 2012, a decrease in net loss of $11,875,935 or approximately 86.6%. The primary reason for this decrease in net loss is related to the impairment of goodwill and intangible assets as noted above.

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

On December 5, 2011 Tyree's largest customer, Getty Petroleum Marketing, Inc. ("GPMI") filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in the Southern District of New York. This bankruptcy filing had a significant and lasting impact on Tyree's operations and financial activities. Immediately following the bankruptcy filing of GPMI, all ongoing work with GPMI was significantly reduced and plans for Tyree's restructuring began which included a reduction of approximately 15% in workforce during the first quarter of 2012. In June 2012 Green Valley Oil, LLC ("GVO") a subtenant of GPMI and customer of Tyree went out of business. Tyree made additional expense reductions and reduced its workforce by approximately 35.0% by the end of 2012.

Tyree maintains a $15,000,000 revolving credit agreement with its Parent Amincor which expires on January 1, 2016. Borrowings under this agreement are limited to 70% of eligible accounts receivable and the lesser of 50% of eligible inventory or $4,000,000. The balances outstanding under this agreement were $4,790,635 and $4,819,829 as of September 30, 2013 and December 31, 2012, respectively. Borrowings under this agreement are collateralized by a first lien security interest in all tangible and intangible assets owned by Tyree. Availability of funding from Amincor is dependent on Amincor's liquidity. The annual interest rate charged on this loan was approximately 5% for the nine months ending September 30, 2013 and 2012. Starting in January 2013, Tyree began factoring certain accounts receivables with a related party.

Going forward, Tyree's growth will be difficult to attain until either (i) new working capital is available through profitable operations or (ii) new equity invested into Tyree to facilitate organic and acquisition based growth.

LIQUIDITY

Tyree incurred net losses of $2,324,702 and $3,185,952 for the nine months ended September 30, 2013 and 2012, respectively. Tyree's largest customer filing for bankruptcy in December 2011 produced large write-offs of receivables and reductions in revenues which resulted in corporate cash demands well in excess of receipts from revenues, thus stressing the available funding on the existing credit facility. In the fourth quarter of 2011, management responded with a plan to term out all current vendors. Much was accomplished during 2011 with $1.9 million of accounts payable converted to long and short term debt, at September 30, 2013 this amounted to $2.5 million. Most of the remaining vendors have agreed to term notes early in 2012, thus addressing the cash shortfall produced in 2011, while leaving some availability on Tyree's revolving credit line. In reaction to the GPMI Bankruptcy filing, management reduced employee headcount by an additional 100 full time employees, rescheduled accounts payable, reduced management's salaries and reduced its rent commitments. Tyree has been successful in securing several new customers but has not yet been able to replace all of the lost business from GPMI and GVO. Management continues to analyze Tyree's overhead expenses and will continue to reduce its work force as necessary until it is able to replace the business lost as a result of the GPMI bankruptcy filing and the Green Valley business cessation.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NET REVENUES

Net revenues for the nine months ended September 30, 2013 totaled $19,469,716 as compared to $28,294,571 for the nine months ended September 30, 2012, a decrease of $8,824,854 or approximately 31.2%. The decrease in revenues in 2013 can primarily be attributable to service revenues lost when GPMI and GVO went out of business have never been completely replaced. In addition, in November 2012, Tyree did not renew its fixed-fee maintenance contract with Cumberland Farms as it yielded a negative gross profit in 2012. After GPMI filed for bankruptcy protection, many of the Getty Gas stations became the responsibility of Getty Realty which is a Real Estate Investment Trust. Getty Realty was required to divest itself of these gas stations and has been doing so during the nine months ended September 30, 2013. Tyree's Maintenance business unit was doing work for Getty Realty from the beginning of 2013 until June 2013 when a great number of gas stations were turned over to independent dealers. The Getty Realty maintenance business has been steadily declining since June 2013. Revenues by operating divisions for the nine months ended September 30, 2013 and 2012 were as follows:

         Revenues                                  2013                 2012
         --------                              ------------         ------------

Service and Construction                       $  8,940,858         $ 18,186,769
Environmental, Compliance and Engineering        10,528,858            9,678,475
Manufacturing / International                            --              429,327
                                               ------------         ------------
Total                                          $ 19,469,716         $ 28,294,571
                                               ============         ============

COST OF REVENUES

Cost of revenues for the nine months ended September 30, 2013 totaled $15,418,229 or approximately 79.2% of net revenues as compared to $22,228,393, or 78.6% for the nine months ended September 30, 2012. The gross profit percentage decreased by 0.6% period to period.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2013 totaled $5,544,080, or approximately 28.5% of net revenues compared to $8,922,361, or approximately 31.5% of net revenues for the nine months ended September 30, 2012, a decrease in operating expenses of $3,378,280 or approximately 37.9%. The decrease in operating expenses in 2013 was primarily attributed to $1.3 million in payroll reductions, a $947,000 reduction in non-cash amortization expense, a $160,000 reduction in auto expenses (including repairs and maintenance) and a $139,000 reduction in rent expenses alongside smaller expense reductions across all of Tyree's expense categories.

LOSS FROM OPERATIONS

Loss from operations for the nine months ended September 30, 2013 totaled $1,492,593, or approximately 7.7% of net revenues as compared to $2,856,183, or approximately 10.1% of net revenues for the nine months ended September 30, 2012, a decrease in loss from operations of $1,363,590 or approximately 47.7%. The decrease in loss from operations was primarily due to the decrease in operating expenses as noted above.

OTHER EXPENSES (INCOME)

Other expenses (income) for the nine months ended September 30, 2013 totaled $832,109, or approximately 4.3% of net revenues as compared to other expenses (income) of $329,769, or approximately 1.2% of net revenues for the nine months ended September 30, 2012, an increase in other expenses of $502,341 or approximately 152.3%. The increase in other expenses (income) during the nine months ended September 30, 2013 was primarily due to an increase in interest expense due to a Tyree factoring certain accounts receivables to improve cash flow.

NET LOSS

Net loss for the nine months ended September 30, 2013 totaled $2,324,702 as compared to $3,185,952 for the nine months ended September 30, 2012, a decrease of $861,249 or approximately 27.0%. The decrease in net loss is primarily related to the decrease in operating expenses as noted above.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

NET REVENUES

Net revenues for the three months ended September 30, 2013 totaled $5,900,236 as compared to $10,169,084 for the three months ended September 30, 2012, a decrease of $4,268,848 or approximately 42.0%. The decrease in revenues in 2013 can primarily be attributable to service revenues lost when GPMI and GVO went out of business have never been completely replaced. In addition, in November 2012, Tyree did not renew its fixed-fee maintenance contract with Cumberland Farms as it yielded a negative gross profit in 2012. After GPMI filed for bankruptcy protection, many of the Getty Gas stations became the responsibility Getty Realty which is a Real Estate Investment Trust. Getty Realty was required to divest itself of these gas stations and has been doing so during the nine months ended September 30, 2013. Tyree's Maintenance business unit was doing work for Getty Realty from the beginning of 2013 until June 2013 when a great number of gas stations were turned over to independent dealers. The Getty Realty maintenance business has been steadily declining since June 2013. Revenues by operating divisions for the three months ended September 30, 2013 and 2012 were as follows:

         Revenues                                  2013                 2012
         --------                              ------------         ------------

Service and Construction                       $  2,528,095         $  6,490,654
Environmental, Compliance and Engineering         3,372,141            3,443,412
Manufacturing / International                            --              235,018
                                               ------------         ------------
Total                                          $  5,900,236         $ 10,169,084
                                               ============         ============

COST OF REVENUES

Cost of revenues for the three months ended September 30, 2013 totaled $4,814,619 or approximately 81.7% of net revenues as compared to $8,185,531, or 80.5% for the three months ended September 30, 2012. The gross profit percentage decreased by 1.2% period to period.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2013 totaled $1,739,575, or approximately 29.5% of net revenues compared to $2,733,128, or approximately 26.9% of net revenues for the three months ended September 30, 2012, a decrease in operating expenses of $993,553 or approximately 36.4%. The decrease in operating expenses in 2013 was primarily attributed to payroll reductions of $252,000 and non-cash amortization expense reductions of $316,000 alongside smaller expense reductions across all Tyree expense categories.

LOSS FROM OPERATIONS

Loss from operations for the three months ended September 30, 2013 totaled $656,959, or approximately 11.1% of net revenues as compared to $749,575, or approximately 7.4% of net revenues for the three months ended September 30, 2012, a decrease in loss from operations of $92,617 or approximately 12.4%. The decrease in loss from operations was primarily due to the decrease in operating expenses as noted above.

OTHER EXPENSES (INCOME)

Other expenses (income) for the three months ended September 30, 2013 totaled $353,757, or approximately 6.0% of net revenues as compared to other expenses (income) of $99,409, or approximately 1.0% of net revenues for the three months ended September 30, 2012, an increase in other expenses (income) of $254,348 or approximately 255.9%. The increase in other expenses during the three months ended September 30, 2013 was primarily due to an increase in interest expense due to a Tyree factoring certain accounts receivables to improve cash flow.

NET LOSS

Net loss for the three months ended September 30, 2013 totaled $1,010,715 as compared to $848,984 for the three months ended September 30, 2012, an increase in net loss of $161,731 or approximately 19.0%. The increase in net loss is primarily related to the increase in other expenses (income) as noted above.

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

Our management has not assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. Management understands that in making this assessment, it should use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Although an assessment using those criteria has not been performed, our management believes that the Company's internal control over financial reporting was not effective at September 30, 2013.

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

As of the date of this filing, Tyree management has negotiated settlements with Local Union 99, Local Union 138 and Local Union 355. Tyree management continues to negotiate with Local Union 1, Local Union 25, and Local Union 200 over unpaid benefits that are due and owing to each of the respective unions. As of September 30, 2013, Tyree had approximately $1.2 million in unpaid benefits. Tyree management does not dispute that benefits are due and owing to the respective unions, however, settlement and payment plan discussions are ongoing. Local Union 200 has filed suit in the United States District Court Eastern District of New York to enforce their rights as to the unpaid benefits due and owing from Tyree, and as guarantor of certain amounts due and owing, Amincor, Inc. is also a named party in these lawsuits. However, Amincor, Inc. is expected to be released from these lawsuits as it is neither a party to the collective bargaining agreements nor should have any successor liability pursuant to the collective bargaining agreements.

Local Union 200 filed a claim with the National Labor Relations Board ("NLRB") alleging that Tyree Service Corp violated the National Labor Relations Act. By letter dated May 31, 2013, the NLRB dismissed all charges against Tyree Service Corp. due to insufficient evidence to establish a violation. Local 200 appealed the NLRB decision but as of the date of this filing no filing decision has been issued.

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

OUTSIDE SHAREHOLDERS WILL HAVE LITTLE INPUT REGARDING OUR MANAGEMENT DECISIONS DUE TO THE LARGE OWNERSHIP POSITION HELD BY OUR EXISTING MANAGEMENT AND THUS IT WOULD BE DIFFICULT FOR OUTSIDE SHAREHOLDERS TO MAKE CHANGES IN OUR OPERATIONS OR MANAGEMENT. THEREFORE, OUTSIDE SHAREHOLDERS WILL BE SUBJECT TO DECISIONS MADE BY MANAGEMENT WHO ARE THE MAJORITY SHAREHOLDERS, INCLUDING THE ELECTION OF DIRECTORS.

Our officers and directors directly own 6,610,934 shares of the total of 7,913,023 issued and outstanding Class A voting shares of our common stock (or approximately 86% of our outstanding voting stock) and are in a position to continue to control us. Such control enables our officers and directors to control all important decisions relating to the direction and operations of the Company without the input of our investors. As a result, outside investors will not be able to effect a change in our Board of Directors, business or management.

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

We are authorized to issue up to 22,000,000 shares of Class A voting common stock and 40,000,000 shares or Class B non-voting common stock and 3,000,000 shares of Preferred Stock. At present, there are 7,913,023 Class A common shares and 21,286,344 Class B common shares and 1,752,823 shares of Preferred Stock issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of Class A common stock without the consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their percentage of ownership in the future.

Moreover, the conversion of our Preferred Shares after January 1, 2011 on the basis of ten Class B Common Shares for each Preferred Share would result in dilution to our current holders of common stock and once our common stock is trading could cause a significant decline in the market price for our common stock.

As of the date of this filing, there were 55 Class A stockholders of record, owning all of the 7,913,023 issued and outstanding shares of our Class A common stock; there were 88 institutional shareholders of record owning all of the 21,286,344 issued and outstanding shares of our Class B non-voting common stock and there were 36 institutional shareholders of record owning all of the 1,752,823 issued and outstanding shares of our Preferred Stock.

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

Amincor's independent registered public accounting firm has expressed substantial doubt about Amincor's ability to continue as a going concern in the audit report on the Company's audited financial statements for the fiscal year ended December 31, 2012 (See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" as filed with the Company's Form 10-K on April 17, 2013 with the United States Securities and Exchange Commission)

OUR ABILITY TO RETAIN KEY PERSONNEL IN EACH OF OPERATING SUBSIDIARIES WILL BE AN IMPORTANT FACTOR IN THE SUCCESS OF OUR BUSINESS AND A FAILURE TO RETAIN KEY PERSONNEL MAY RESULT IN OUR INABILITY TO MANAGE AND IMPLEMENT OUR BUSINESS PLAN.

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

On April 30, 2013, Amincor Other Assets, Inc. sold the 360,000 square foot facility, where Allentown Metal Works, Inc. formerly operated located at 606 S. 10th Street, Allentown, PA 18103. The property was sold to the Allentown Economic Development Corporation for $500,000 less outstanding taxes and costs due and owing on the property, for net sale proceeds of $232,496.64.

On July 25, 2013, Amincor Other Assets, Inc. entered into a lease agreement with Van Trans, LLC, pursuant to which Van Trans, LLC will be leasing the property located at 670 Hillside Road and the vacant land located at the end of Canal Road, both in Pelham Manor, NY for an initial lease term of one (1) year at an annual fixed rent of $240,000, payable in monthly installments of $20,000.

On September 30, 2013, the Board of Directors of the Registrant approved the issuance of 250,000 Class A Voting Common Stock, par value $0.001 (the "Shares") to Caro Capital, LLC, for a purchase price of $200. The shares are compensation for six months of financial consulting beginning September 17, 2013 to the Company. The shares issued are compensation for providing services of management consulting, business advisory, shareholder information and public relations to Registrant. The Shares have not been registered under the Securities Act of 1933 and are restricted accordingly.

On October 3, 2013, Amincor Other Assets, Inc. entered into a lease agreement with B&Z Auto Enterprises d/b/a Eastchester Chrysler Jeep Dodge, pursuant to which B&Z Auto Enterprises d/b/a Eastchester Chrysler Jeep Dodge will be leasing the property located at 670 Hillside Road and the vacant land located at the end of Canal Road, both in Pelham Manor, NY for an initial lease term of one (1) year at an annual fixed rent of $100,000, payable in monthly installments of $8,333.

On October 18, 2013, Amincor, Inc.'s wholly owned subsidiary, Baker's Pride, Inc, through its Jefferson Street bakery unit has signed a two year co-packing agreement with a leading producer and marketer of packaged bakery foods headquartered in the Southeastern United States ("new customer"). This new customer operates 45 highly efficient and technologically advanced bakeries that produce recognizable branded breads, buns, rolls, snack cakes, and pastries, which are distributed fresh to food-service and retail customers in the Southeastern, Southwestern, and mid-Atlantic states and frozen to national food-service and retail customers. The new customer, who sales of approximately $3 billion in 2012, is dedicated to providing delicious quality baked foods at a good value.. Baker's Pride, Inc. estimates annual sales from this co-packing agreement could be in the range of $2 million to $14 million, based on the number of orders.

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

                                                  AMINCOR, INC.


Date: November 12, 2013                   By: /s/John R. Rice, III
                                              ----------------------------------
                                              John R. Rice, III, President



Date: November 12, 2013                   By: /s/ Joseph F. Ingrassia
                                              ----------------------------------
                                              Joseph F. Ingrassia, Interim Chief
                                              Financial Officer