Form 10-K
period 2013-12-31
Amincor, Inc.
filed 2014-04-15
CIK 1167905

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

☐	Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 (No fee required)

For the transition period from                      to

Commission file number 000-49669

AMINCOR, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	30-0658859
(State or other jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1350 Avenue of the Americas, 24th Floor, New York, New York 10019

(Address of Principal Executive Office) (Zip Code)

(347) 821-3452

(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Class A Common Stock par value $.001 per share

Class B Common Stock par value $.001 per share

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒.

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☐	Accelerated filer	☐.

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)    ☐  Yes    ☒  No

To date, there has been no active trading market in Registrant’s Stock and therefore no market value has been computed.

As of April 15, 2014, there were 8,996,355 shares of Registrant’s Class A Common Stock and 21,286,344 shares of Registrant’s Class B Common Stock outstanding.

EXPLANATORY NOTE

In this Annual Report on Form 10-K, unless the context indicates otherwise, the terms “Amincor,” “Company,” “Registrant,” “we,” “us” and “our” refer to Amincor, Inc., and its subsidiaries.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our industry, our beliefs, and our assumptions. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “should,” “scheduled,” “projects,” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

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

WHERE YOU CAN FIND MORE INFORMATION

We are required to file quarterly and annual reports and other information with the United States Securities and Exchange Commission, (“SEC”). You may read and copy this information, for a copying fee, at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for more information on its Public Reference Room. Our SEC filings will also be available to the public from commercial document retrieval services, and at the Web site maintained by the SEC at http://www.sec.gov.

Our website is located at http://www.amincorinc.com. The website contains a link to the SEC’s Web site, where electronic copies of the materials we file with the SEC are available for viewing (including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other required filings).

PART I

ITEM 1. BUSINESS

Amincor, Inc.

History of the Company

Amincor, Inc. was incorporated under the laws of the state of Nevada on October 8, 1997 under the name GSE Group, Inc. GSE Group, Inc. was originally formed to provide consulting services for reverse mergers to public shell corporations and private companies seeking to gain access to the public markets. On October 20, 1997, GSE Group, Inc. changed its name to Global Stock Exchange Corp. and on April 28, 2000, Global Stock Exchange Corp. changed its name to Joning Corp (“Joning”). In July 2000, Joning ceased its business activities. On March 8, 2002, Joning filed a Registration Statement on Form 10-SB under the Securities Exchange Act of 1934 (the “Exchange Act”) as a shell company with the purpose of finding a suitable company for a reverse merger transaction. Joning ceased filing periodic reports subsequent to its filing of its Form 10-QSB on October 24, 2004 as it did not have the personnel or resources to continue the filings and there was no operating business or pending business transactions. On February 2, 2010, Joning changed its name to Amincor, Inc. On August 4, 2010, Amincor, Inc. filed its Form 10 registration statement and became a public reporting company on October 4, 2010.

Overview

Amincor, Inc. is a holding company operating through its operating subsidiaries Baker’s Pride, Inc., Environmental Holding Corp. and Tyree Holdings Corp. Additionally, Amincor Contract Administrators, Inc. and Amincor Other Assets, Inc. are subsidiaries with minimal operations. As of June 30, 2011, management elected to discontinue the operations of its subsidiaries Masonry Supply Holding Corp. and Tulare Frozen Foods, LLC. As of September 30, 2011, management elected to discontinue the operations of its subsidiary Epic Sports International, Inc. As of April 1, 2013, management elected to discontinue the operations of its subsidiary Environmental Quality Services, Inc.

Amincor’s officers and directors are responsible for the strategic direction of the operating subsidiaries. The Company accomplishes this through strategic planning, raising capital for business expansion via internal growth or acquisition based growth and exploring unique opportunities for each subsidiary. The executive management team of each subsidiary company has substantial experience in their respective fields and have responsibility for the operation of their business unit subject to overall direction of Registrant’s management.

Amincor’s officers and directors are actively engaged with the management of each subsidiary. Amincor is able to assist the subsidiaries in executing their business plans and in making necessary financial and other resources available. This is accomplished through frequent site visits, weekly and monthly conference calls and various reporting requirements such as budget to actual comparisons, cash flow monitoring, accounts payable and accounts receivable management, credit and collections, and periodic reporting by the subsidiary management to Amincor.

Personnel

Amincor is provided personnel from Capstone Trade Partners, Ltd., and office supplies, office equipment, office space and other materials required for the performance of its business from Capstone Capital Group, LLC. Currently, Capstone has 10 full-time employees including Messrs. John R. Rice III and Joseph F. Ingrassia who dedicate approximately 70% of their time to Amincor business and no part-time employees.

AMINCOR, INC.’S SUBSIDIARY COMPANIES

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

Amincor Other Assets, Inc. formerly held the title to the 360,000 square foot facility where Allentown Metal Works, Inc. formerly operated. The property was sold in April 2013.

Baker’s Pride, Inc.

Overview

Baker’s Pride, Inc., a Delaware corporation, was incorporated on August 28, 2008.

Baker’s Pride, Inc. (“BPI”) consists of two operating entities; The Jefferson Street Bakery, Inc. (“Jefferson Street Bakery”), The Mt. Pleasant Street Bakery, Inc. (“Mt. Pleasant Street Bakery”).

Jefferson Street Bakery produces several varieties of sliced bread. Historically, its entire annual production of 19 million loaves of bread and over 1.1 million packages of donuts were sold to one client, Aldi, Inc., for five distribution centers that services 332 stores in the Midwestern U.S. Jefferson Street Bakery, through various predecessor entities, had continuously supplied Aldi, Inc. for approximately 34 years. On October 31, 2012, Aldi, Inc. terminated BPI as a supplier to Aldi, Inc. due to BPI’s inability to meet certain pricing, cost and product offering needs. Jefferson Street Bakery has bid on new opportunities with Aldi, Inc. but has to date not been awarded any business from Aldi.

Mt. Pleasant Street Bakery is under contract with two co-packers as of the time of writing, but is in negotiations with many more who are involved in the sale of both finished and unfinished yeast and cake doughnuts which are manufactured and flash-frozen bakery goods to be distributed to supermarket “in-store” bakery departments and food service channels. Mt. Pleasant Street Bakery facility has increased its frozen storage capacity along with extensive room for several additional product lines. In addition, Mt. Pleasant Street Bakery has completed the installation of a state of the art donut production system that can produce and freeze many varieties of donuts at an average production rate of 26,700 donuts per hour. This facility also houses a cookie production system which will produce cookies at a rate of 2,300 lbs. or 3,000 one dozen packages of cookies per hour in a variety of sizes, flavors and shapes. The production of brownie and cake type bakery snack products will complete the first phase of the restart of Mt. Pleasant Street Bakery. Employees and Management are able to generate the cookie and doughnut lines concurrently depending on demand.

The remaining available space, which management has deemed the final phase of the build-out of Mt. Pleasant Street Bakery’s 260,000 square foot facility, is currently being studied for development which may include the installation of a high-speed bun and bread production system. The bun system is being designed to produce an average of 6,000 packages of buns per hour and the bread system will produce an average of 6,260 loaves of bread per hour (throughput). This throughput will enable BPI to respond to its current client’s request for additional products and volume. In addition, it will also provide additional capacity to attract new clients and diversify its customer base. BPI will require additional funding in order to complete this project.

In January 2012, BPI received a $2.75 million dollar bridge loan from Central State Bank of State Center, Iowa. This capital was used to acquire additional equipment and to complete the installation and startup of its production and refrigeration machinery for the new donut, cookie, brownie and cake production systems at Mt. Pleasant Street Bakery. Central State Bank of Iowa has verbally agreed to extend the term of the loan through August 2014.

Major transitions are taking place in the baking industry. There is growing utilization of frozen outsourced products rather than production from scratch at each site in the “in-store” bakery and food service channels. However, one primary factor remains constant in all markets and in all categories: consumers are demanding value. BPI sees these major transitions as opportunities to grow its business and diversify its product portfolio and customer base through direct sales and co-packing agreements.

Customers

Historically, BPI had significant concentration in one customer, Aldi, Inc., which operates over 332 grocery stores in the Midwestern U.S., of which BPI serviced approximately 200. BPI has expanded its customer base through the introduction of additional product categories and SKU’s. Aldi was responsible for approximately 0%, 89.5%, and 91.1% of BPI’s revenues for the years ended December 31, 2013, 2012 and 2011 respectively.

On October 31, 2012, Aldi, Inc., BPI’s most significant customer, terminated BPI as a supplier to Aldi, Inc. due to BPI’s inability to meet certain pricing, cost and product offering needs.

BPI’s management and sales team has been successful in establishing new customers to replace the Aldi, Inc. bread business, however, the combination of new established customers is still less than the historic size of Aldi, Inc’s business. Additionally, management has diversified BPI’s customer base and has executed contracts in fulfillment of this goal with both bread and doughnut co-pack customers.

BPI’s management and sales team continue to seek new private label wholesale and co-pack customers for the donut and bread facilities and anticipates several large donut and bread customers to be under contract by the end of the second and third quarters of 2013. On March 22,

2013, BPI executed a Co-Packer Agreement with one of the world’s largest family-owned food companies and leading supplier to the food service, in store bakery, retail and industrial marketplaces. BPI will prepare, manufacture, process and package certain donut products and BPI management anticipates annual sales to be a minimum of $1,600,000, with additional donut products and additional sales possible if so requested.

Marketing

BPI’s goal in all markets it serves is to help its customers to be successful by providing marketing and merchandizing assistance gained over many years of experience in the private label bakery business. The focus of its marketing activities will be on its private label wholesale and co-pack customers rather than consumers because in most instances the products it produces are sold as private label brands or at retail under BPI’s Flint Hills and Clear Lake Farms brands.

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

Competition

The fresh packaged bread, bun and donut market is very competitive and is dominated by large bakeries whose primary focus is branded bread, buns and donuts. Of these, Grupo Bimbo SA de C.V. with its recent purchase of the North American Sara Lee Fresh Bakery business and its previous acquisition of Weston Bakeries USA, will have the most impact on this trading area. BPI also competes with Hostess Brands (which filed for Chapter 11 Bankruptcy protection in 2012), Campbell Soup Company (Pepperidge Farms) and Lewis Brothers Bakeries, Inc., an independent regional bakery. BPI believes the efficiency it offers as a dedicated baker of private label/ store branded bakery products gives it a competitive advantage while delivering value to the consumer. The liquidation of the Hostess bakery operation by the US Bankruptcy Court has created potential opportunities for BPI with regard to co-packing both bread and doughnut products as a result of having excess capacity available at its state of the art facilities.

BPI’s frozen products such as donuts, cookies and brownies will be designed for supermarket “in-store” bakery departments and food service channels. These frozen products will face competition from companies such as Dawn Foods, Maplehurst Inc., Bake ‘n Joy, Inc. and CSM, a multinational company with an increasing presence in the U.S. due to its acquisition of Best Brands, Inc. and Bake Mark, H.C. Brill. There are also several one category bakeries in larger cities in the Midwest with which BPI competes.

Intellectual Property

BPI received approval from the USPTO for the trademark BROWNIE CAKES, as filed with the USPTO under registration number 3995128 which will be used in the development of its brownie, business. BPI has been utilizing the brand names Clear Lake Farms and Flint Hills for its proprietary cookie, donut and bread products.

Ingredients and Raw Materials

BPI’s primary ingredients are various flours, sugars and other sweeteners; soybean or other vegetable oil products; salt, yeast and other leavening agents as well as commercial bakery pre-mixes. When it begins production of the donut, cookie and brownie categories it will add eggs, chocolate, butter, raisins and nutmeats to its primary ingredient list. BPI also uses a large amount of plastic and other packaging materials to wrap its products to ensure freshness and wholesomeness. BPI’s facilities use natural gas for ovens and donut fryers as well as electricity to power other equipment. Some fluctuations in the cost of these items are normal because most are dependent on growing conditions and demand by consumers. In most cases these normal fluctuations can be managed by forward buying or fixed supply contracts.

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

BPI’s operations, like others in the baking industry, are subject to various federal, state and local laws in regard to environmental matters. BPI believes that compliance with existing environmental laws and regulation will not materially affect its financial conditions or its competitive position. At present BPI believes it is substantially in compliance with all material environmental regulations.

BPI’s products, operations and facilities are subject to state and local regulations which are monitored through licensing, enforcement by state health and agriculture agencies of various local and state standards and inspections. The cost of compliance with such laws and regulations has not adversely affected on the BPI’s business

Personnel

BPI currently has 49 full-time employees and believes that its employee relations are good. Once the bread and donut product lines are at full capacity the number of employees is expected to grow significantly. BPI’s Chief Executive Officer is Robert Brookhart, who formerly served as the President of BPI.

Advanced Waste & Water Technology, Inc.

Overview

Advanced Waste & Water Technology, Inc. (“AWWT”), a Delaware corporation, was incorporated on November 17, 2011. AWWT was inactive through April 30, 2012, and had no significant assets or liabilities as of April 30, 2012. AWWT became an Amincor company as of May 1, 2012 and is a wholly owned subsidiary of Environmental Holding Corp. AWWT provides certain water remediation services in the northeast United States.

On November 5, 2012 AWWT acquired the assets of Environmental Water Treatment, LLC through an assumption of certain liabilities and assets, a note to the seller in the amount of $50,000 and the requirement to post a letter of credit to the New York State Department of Environmental Conservation (“NYS DEC”) by June 30, 2013. AWWT has paid $25,000 against the note since its acquisition date and believes it will meet its obligations under the sellers’ note when it comes due.

AWWT is the only licensed water treatment facility on Long Island that is capable of treating and discharging petroleum impacted water into the sanitary sewer system. Since the acquisition of Environmental Water Treatment, LLC management has expanded the NYS DEC permit and is able to accept other waste water streams other than petroleum impacted water. AWWT’s President, Patricia Werner-Els, was selected as an EPA Panel member for water treatment technology and AWWT’s technology has been highlighted in North Eastern Driller Magazine.

Customers

AWWT’s current customers include major oil companies, petroleum marketers, jobbers, municipal entities, school districts, industrial facilities and other businesses which regularly have water accumulation within their underground storage tanks.

Competition

There are many firms operating within the waste water remediation services industry. They can be broken out into the following categories: (1) Design and build firms, which consists of consulting, engineering and construction companies who build waste water treatment facilities to cater to specific remediation needs, (2) Utilities and other treatment operators, which consists of businesses that produce waste water and seek to have an off or on-site remediation strategy for their waste water add (3) Wastewater equipment vendors, which consists of businesses selling pre-made wastewater treatment solutions. AWWT seeks to compete in all of these areas by continuing to operate its wastewater treatment plant in Farmingdale, NY and by utilizing its license to treat wastewater treatment streams at their source with electrocoagulation (“EC”) technology.

AWWT has a geographic advantage as carriers of impacted water that operate on Long Island are not required to pay tolls or drive substantial distances to discharge their water at AWWT’s facility. Management recently signed an expanded licensing agreement with H2O Tech, Inc. to use their EC technology. The EC technology provides for a non-chemical, green water treatment technology for agricultural, municipal, industrial and frack water. The Company has been marketing its service throughout the Marcellus and Utica shales and to selected water users in agricultural, municipal and industrial applications.

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

Personnel

AWWT currently has 2 full time employees and 2 part time employees. AWWT believes that its employee relations are good. Ms. Patricia Werner-Els serves as the President of AWWT.

Tyree Holdings Corp.

Overview

Tyree Holdings Corp., a Delaware corporation, was incorporated on January 7, 2008.

On January 17, 2008, Tyree Holdings Corp. (“Tyree”) acquired certain business assets and assumed certain liabilities of Tyree’s predecessor companies, which have continuously operated since 1930. Tyree is currently one of the largest multi-faceted retail petroleum and environmental services providers of the Northeast and Mid-Atlantic regions of the United States. Tyree Holdings Corp. services over 1,200 gas stations from Maine to Maryland. Headquartered in Mt. Laurel, New Jersey, Tyree has additional locations in New York, Connecticut, Pennsylvania and Massachusetts.

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

To better secure its position in the northeast, Tyree is aggressively attempting to expand its current customer base and increase market share. A two-fold approach is being rolled out involving improved organic growth and acquisitions. In 2013, Tyree employee training coupled with capital investment in technology, is being employed to target improved customer service. Tyree will also seek to merge with or acquire one or two companies that would strategically improve its environmental service capability and yield top and bottom line improvements.

Customers

Tyree’s customers fall into four main categories:

1.	Traditional Oil Companies, including Getty Marketing, Getty Realty, Gulf/Cumberland Farms, Hess, Exxon, Shell, BP and Sunoco. Contracts are typically multi-year and services are being provided by all Tyree business units. This class of customer represents approximately 60% of the company’s total sales. Tyree has established strong client relationships. The largest contracts are with Getty Realty, which accounts for approximately 61% of Tyree’s sales.

2.	Oil Company Jobber/Distributors, including Arfa, Atlantic Management, Capitol Petroleum, Leon Petroleum, Green Valley and Wholesale Fuels. Contracts are typically multi-year and services are being provided by all Tyree business units. This class is growing as the Traditional Oil Companies divest sites and represents approximately 15% of sales.

3.	Prime Contractors, including GES, Kleinfelder, LIRO, Skanska, Whiting Turner, and Tanknology. Contracts are typically job specific and the result of being awarded a competitively bid project. Projects may be large and carryover from year to year. This class of customer represents approximately 15% of sales.

4.	“One off” contracts, including various local and state governmental agencies, private and public sector companies and agencies. Contracts are typically job specific and the result of being awarded a competitively bid project. This class of customer represents approximately 10% of sales.

Competition

Tyree’s competition varies significantly by business unit and can be divided into two segments: (i) Environmental and Compliance services and (ii) Pump & Tank construction and maintenance services. The Environmental and Compliance services segment includes professional services companies that tend to compete throughout the marketplace. There are only a small number of competitors in Tyree’s market area and includes companies such as Delta Environmental, GES, SAIC and Tanknology. The Pump & Tank service providers tend to be comprised of smaller, privately owned companies that are very competitive in their respective geographies. However, they tend not to stray from their immediate market area. Many of these companies have been weakened by the recent economic slowdown. The larger companies in Tyree’s market area include Jones and Frank, LLC, Island Pump & Tank, Fenley & Nicol Environmental, and Gem Star Construction in the New York City/ Long Island area, Salamone Bros., Inc in New Jersey, and Gateway Petroleum in the Philadelphia area.

Personnel

Tyree currently has 110 full-time employees and 3 part time employees, some of whom are represented by six different collective bargaining agreements. Tyree has unpaid obligations for union dues of approximately $1.3 million. Tyree management does not dispute that benefits are due and owing to the respective unions. Labor contracts expired on December 31, 2012 for five of the six bargaining units. Local 355 has entered into a 36 month payment agreement with Tyree Services, Inc., to settle Tyree’s obligation. The monthly payment is $20,000 per month until paid in full. Local 200 has agreed to settlement its law suit for a $25,000 down payment and monthly payments of $5,000 per month for 28 months. Tyree Services, Inc. will sign the settlement and Tyree Holdings, Inc. will act as a guarantor. Local 99 has entered into a verbal settlement agreement with Tyree Services, Inc calling for monthly payments of $4,000 per month. 24 payments remain. Local 138 has entered into a verbal settlement agreement with Tyree Services, Inc. Call for monthly payments of $10,000 per month for 18 months. Local 25 has agreed to a continuance of their law suit while Tyree’s counsel and Local 25 counsel draft a settlement agreement. It is anticipated that the agreement will call for payments of $5,000 per month for 24 months. Notwithstanding the foregoing, management believes that its employee relations are good.

Tyree’s executive officers are Steven F. Tyree, who serves as the President and Chief Operating Officer, William M. Tyree, who serves as Vice-President of Business Development and Robert L. Olson, who serves as Chief Financial Officer.

DISCONTINUED OPERATIONS

On June 30, 2011, management elected to discontinue the operations of Masonry Supply Holding Corp. and Tulare Frozen Foods, LLC. On September 30, 2011, management elected to discontinue the operations of Epic Sports International, Inc. On April 1, 2013, management elected to discontinue the operations of Environmental Quality Services, Inc. (See Item 7 below).

In accordance with Generally Accepted Accounting Principles of the United States of America (“GAAP”), the combined results of Masonry Supply Holding Corp., Tulare Frozen Foods, LLC, Epic Sports International, Inc. and Environmental Quality Services, Inc. have been presented on our financial statements as discontinued operations. As of December 31, 2013, the assets of Tulare, Imperia, Epic and EQS have been liquidated.

Intellectual Property/Brands

Amincor has submitted applications for the following trademarks with the United States Patent and Trademark Office (“USPTO”):

Trademark	Registration Number
MOMMY’S LITTLE SECRET TREATS	85330721
GLU SENZA COOKIES	85403657
SENZA GLUTEN FREE COOKIES	85403644
CLEAR LAKE FARMS	85330997
BLACK BOTTOM COOKIES	85403632
MESSAGE COOKIES	85331009

Certain brands were owned by Amincor, Inc. as a result of defaults by Whaling Distributors, Inc. and Caffeine Culture, Inc. Amincor, Inc. through a series of assignments acquired the right, title and interest in the following trademarks as recorded with the USPTO:

Trademark	Registration/Serial Number
CHARM AND LUCK	Registration Number: 3205784
CHARM AND LUCK WORKING HARD TO MAKE YOU CUTER	Registration Number: 78848003
CATCH THE DRIFT	Serial Number: 77713436
NEWPORT HARBOR REFLECTING QUALITY SINCE 1969	Registration Number: 3764824
NEWPORT HARBOR	Registration Number: 2285443
NEWPORT HARBOR	Serial Number: 75272295
NEWPORT HARBOR	Registration Number: 1319471
S-Stimuli	Registration Number: 2482282

In January 2012, Amincor assigned all of its worldwide right, title and interest in and to the “Caffeine” trademark, serial numbers 77 709 244 and 77 979 922, to a certain individual, as settlement in full for certain previous obligations.

ITEM 1A. RISK FACTORS

RISK FACTORS RELATING TO AMINCOR’S SECURITIES

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

Our officers and directors directly own 7,694,266 shares of the total of 8,996,355 issued and outstanding Class A voting shares of our common stock (or approximately 86% of our outstanding voting stock) and are in a position to continue to control us. Such control enables our officers and directors to control all important decisions relating to the direction and operations of the Company without the input of our investors. Moreover, investors will not be able to effect a change in our Board of Directors, business or management.

Our Class A Common and Class B Common shares are now quoted on the Over the Counter Bulletin Board under the symbols “AMNC” and “AMNCB”, respectively.

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

Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), impose sales practice and disclosure requirements on broker-dealers who make a market in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges). On the Over-the-Counter Bulletin Board, our stock may be considered a “penny stock.” Purchases and sales of our shares are generally facilitated by broker-dealers who act as market makers for our shares.

Under the penny stock regulations, a broker-dealer selling penny stock to anyone other than an established customer or “accredited investor” (as defined by the Securities Act of 1933, as amended) must make a special suitability determination for the purchaser and must receive the purchaser’s written consent to the transaction prior to sale, unless the broker-dealer or the transaction is otherwise exempt.

In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer’s account and information with respect to the limited market in penny stocks. The additional sales practice and disclosure requirements imposed upon broker-dealers selling penny stock may discourage such broker-dealers from effecting transactions in our shares, which could severely limit the market liquidity of the shares and impede the sale of our shares in the secondary market.

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

We are authorized to issue up to 22,000,000 shares of Class A voting common stock and 40,000,000 shares or Class B non-voting common stock and 3,000,000 shares of Preferred Stock. At present, there are 8,996,355 Class A common shares and 21,286,341 Class B common shares and 1,752,823 shares of Preferred Stock (which since January 1, 2011 have been convertible into Class B common shares on the basis of ten Class B common shares for each Preferred Share) issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of Class A common stock without the consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their percentage of ownership in the future.

Moreover, the conversion of our Preferred shares on the basis of ten Class B Common Shares for each Preferred Share would result in dilution to our current holders of common stock and once our common stock is trading could cause a significant decline in the market price for our common stock.

As of the date of this filing, there were 55 Class A stockholders of record, owning all of the 8,996,355 issued and outstanding shares of our Class A common stock; there were 88 institutional shareholders of record owning all of the 21,286,341 issued and outstanding shares of our Class B non-voting common stock and there were 35 institutional shareholders of record owning all of the 1,752,823 issued and outstanding shares of our Preferred Stock.

Financial Industry Regulatory Authority sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority, or FINRA, has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

GENERAL RISK FACTORS RELATING TO AMINCOR’S SUBSIDIARIES

 Amincor needs additional capital in the future to fund the operations and growth of our subsidiary companies and this new capital may not be available. In the event such additional capital is not available, Amincor may need to file for bankruptcy  protection.

Amincor’s Management is working to secure additional available capital resources and turn around the subsidiary companies to generate operating income. Amincor may raise additional funds through public or private debt or equity financings. However, there can be no assurance that such resources will be sufficient to fund the operations of Amincor or the long-term growth of the subsidiaries businesses. Amincor cannot assure investors that any additional financing will be available on favorable terms, or at all. Without additional capital resources, Amincor may not be able to continue to operate, take advantage of unanticipated opportunities, develop new products or otherwise respond to competitive pressures, and be forced to curtail its business, liquidate assets and/or file for bankruptcy protection. In any such case, its business, operating results or financial condition would be materially adversely affected.

Amincor’s independent registered public accounting firm has expressed substantial doubt about Amincor’s ability to continue as a going concern in the audit report on the Company’s audited financial statements for the three fiscal years ended December 31, 2013 included herein. (See Item 7 – (Management’s Discussion and Analysis of Financial Condition and Results of Operations”)

Our ability to retain key personnel in each of operating subsidiaries will be an important factor in the success of our business and a failure to retain key personnel may result in our inability to manage and implement our business plan.

We are highly dependent upon the management personnel of our subsidiary companies because of their experience in their respective industries. The competition for qualified personnel in the market in which our subsidiaries operate is intense and the loss of the services of one or more of these individuals in any of these business segments may impair management’s ability to operate our subsidiaries. We have not purchased key man life insurance on any of these individuals, which insurance would provide us with insurance proceeds in the event of their death. Without key man life insurance, we may not have the financial resources to develop or maintain an affiliated business until we could replace such individual and replace any business lost by the departure of that person.

Our subsidiaries face competition from larger and better-established companies.

The market for products in our subsidiary businesses is highly competitive. Many of their competitors may have longer operating histories, greater financial, technical and marketing resources, and enjoy existing name recognition and customer bases. Competitors may be able to respond more quickly to technological change, competitive pressures, or changes in consumer demand. As a result of their advantages, competitors may be able to limit or curtail our ability to compete successfully. These competitive pressures could materially adversely affect our subsidiary businesses’, financial condition, and results of operations.

Global economic conditions may materially and adversely affect our business, financial condition and results of operations.

Unfavorable economic conditions, including the impact of recessions in the United States and throughout the world, may negatively affect our business and financial results. These economic conditions could negatively impact (i) consumer demand for our products, (ii) the mix of our products’ sales, (iii) our ability to collect accounts receivable on a timely basis, (iv) the ability of suppliers to provide the materials required in our operations and (v) our ability to obtain financing or to otherwise access the capital markets. The strength of the U.S. dollar versus other world currencies could result in increased competition from imported products and decreased sales to our international customers. A prolonged recession could result in decreased revenue, margins and earnings. Additionally, the economic situation could have an impact on our lenders or customers, causing them to fail to meet their obligations to us. The occurrence of any of these risks could materially and adversely affect our subsidiary businesses’ financial condition and results of operations.

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

Changes of prices for products.

While the prices of a Subsidiary’s products are projected to be in line with those from market competitors, there can be no assurance that they will not decrease in the future. Competition may cause a subsidiary to lower prices in the future. Moreover, it is difficult to raise prices even if internal costs of production increase.

Risk Factors Affecting Baker’s Pride, Inc.

On October 31, 2012, Baker’s Pride, Inc. (“BPI”) lost its primary customer. The loss of this customer adversely affected our results of operations, financial condition, and profitability.

Aldi, Inc. accounted for 0.0%, 89.5% and 92.1% of revenue for the years ended December 31, 2013, 2012 and 2011, respectively. BPI was advised verbally on July 12, 2012 and by written notice on July 16, 2012 that effective October 31, 2012, Aldi, Inc., BPI’s most significant customer, would be terminating BPI as a supplier to Aldi, Inc. due to BPI’s inability to meet certain pricing, cost and product offering needs. The loss of Aldi, Inc. has had a materially adverse effect on BPI’s results of operations and financial condition in 2012 and 2013 to the date of this report.

Dependence on key personnel.

BPI’s success depends to an extent upon the performance of its management team, which includes Robert Brookhart, who is responsible for all operations and sales of the business. The loss or unavailability of Mr. Brookhart could adversely affect its business and prospects and operating results and/or financial condition.

Changes of prices for products.

While the prices of BPI’s products are projected to be in line with those from market competitors, there can be no assurance that they will not decrease in the future. Competition may cause BPI to lower prices in the future. Moreover, it is difficult to raise prices even if internal costs of production increase.

Increased commodity prices and availability may impact profitability.

BPI is dependent upon eggs, oils, and flour for ingredients. Many commodity prices have experienced recent volatility. Increases in commodity prices and availability could have an adverse impact on BPI’s profitability.

Change in consumer preferences may adversely affect BPI’s financial and operational results.

BPI’s success is contingent upon its ability to forecast the tastes and preferences of consumers and offer products that appeal to their preferences. Consumer preference changes due to taste, nutritional content or other factors, and BPI’s failure to anticipate, identify or react to these changes could result in reduced demand for its products, which could adversely affect its financial and operational results. The current consumer focus on wellness may affect demand for its products. BPI continues to explore the development of new products that appeal to consumer preference trends while maintaining the product quality standards.

Product recall or safety concerns may adversely affect financial and operational results.

BPI may have to recall certain products should they be mislabeled, contaminated or damaged or if there is a perceived safety issue. A perceived safety issue, product recall or an adverse result in any related litigation could have a material adverse effect on BPI’s operations, financial condition and financial results.

Loss of facilities could adversely affect BPI’s financial and operational results.

BPI currently has two production facilities: the Jefferson Street Bakery and the Mt. Pleasant Street Bakery. The loss of either of these facilities could have an adverse impact on BPI’s operations, financial condition and results of operations.

Increases in logistics and other transportation-related costs could materially adversely impact BPI’s results of operations.

BPI’s ability to competitively serve its customers depends on the availability of reliable and low-cost transportation. BPI uses trucks to bring its products to market. Disruption to the timely supply of these services or increases in the cost of these services for any reason, including availability or cost of fuel, regulations affecting the industry, or labor shortages in the transportation industry, could have an adverse effect on BPI’s ability to serve its customer, and could materially and adversely affect BPI’s business, financial condition and results of operations.

Risk Factors Affecting Advanced Waste & Water Technology, Inc.

 AWWT’s results may fluctuate due to certain regulatory, marketing and competitive factors over which AWWT has little or no control.

The factors listed below are outside of AWWT’s control and may cause AWWT’s revenues and result of operations to fluctuate significantly, including, but not limited to: (i) actions taken by regulatory bodies relating to the verification and certification of AWWT products/services; (ii) the timing and size of customer purchases; and (iii) customer and/or distributors concerns about the stability of AWWT’s business which could cause them to seek alternatives to AWWT products/services.

 AWWT faces constant changes in governmental standards by which its products/services are evaluated.

AWWT believes that due to the constant focus on the environmental standards throughout the world, it may be required in the future to adhere to new and more stringent government regulations. Governmental agencies constantly seek to improve standards required for verification and/or certification of products and/or services. In the event AWWT’s products/services fail to meet these ever changing standards, some or all of its products/services may become obsolete or de-listed from government verification having a direct negative effect on AWWT’s ability to generate revenue and remain profitable.

Dependence on key personnel holding licenses, permits and certifications.

AWWT’s success depends to an extent upon the performance of its employees, some of whom hold certain licenses, permits and certifications, including, but not limited to Ms. Patricia Werner - Els. The loss or inability to replace these employees holding the licenses, permits or certifications necessary to conduct AWWT’s business, could adversely affect its business and prospects and operating results and/or financial condition. Additionally, AWWT holds a license for patented electrocoagulation technologies, which is critical to its business operations. The loss of this license could adversely affect its business and prospects and operating results and/or financial condition

Risk Factors Affecting Tyree Holdings Corp.

Tyree needs additional capital to fund the operations and growth of the company and this new capital may not be available. In the event such additional capital is not available, Tyree may need to file for bankruptcy protection.

Tyree management is working to secure additional available capital resources and turn around Tyree’s operations to generate operating income. However, without additional capital resources, Tyree may not be able to continue to operate and may be forced to curtail its business, liquidate assets and/or file for bankruptcy protection. In any such case, its business, operating results or financial condition would be materially adversely affected.

Failure to complete a project timely or failure to meet a required performance standard on a project could cause Tyree to incur a loss which may affect overall profitability.

Completion dates and performance standards may be important requirements to a client on a given project. If Tyree is unable to complete a project within specified deadlines or fails to meet performance criteria set forth by a client, additional costs may be incurred by Tyree or the client may hold Tyree responsible for costs they incur to rectify the problem. The uncertainty involved in the timing of certain projects could also negatively affect the Tyree’s staff utilization, causing a drop in efficiency and reduced profits.

Subcontractor performance and pricing could expose Tyree to loss of reputation and additional financial or performance obligations that could result in reduced profits or losses.

Tyree often hires subcontractors for its projects. The success of these projects depends, in varying degrees, on the satisfactory performance of its subcontractors and Tyree’s ability to successfully manage subcontractor costs and pass them through to its customers. If Tyree’s subcontractors do not meet their obligations or Tyree is unable to manage or pass through costs, it may be unable to profitably perform and deliver contracted services. Under these circumstances, Tyree may be required to make additional investments and expend additional resources to ensure the adequate performance and delivery of the contracted services. In addition, the inability of its subcontractors to adequately perform or Tyree’s inability to manage subcontractor costs on certain projects could hurt Tyree’s competitive reputation and ability to obtain future projects.

Tyree’s services could expose it to significant liability not covered by insurance.

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

Environmental and pollution risks could potentially impact Tyree’s financial results.

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

Tyree incurs substantial costs to comply with environmental requirements. Failure to comply with these requirements and related litigation arising from an actual or perceived breach of such requirements could also subject Tyree to fines, penalties, judgments and impose limits on Tyree’s ability to expand.

Tyree is subject to potential liability and restrictions under environmental laws, including those relating to treatment, storage and disposal of gasoline, discharges to air and water, and the remediation of contaminated soil, surface water and groundwater. If Tyree does not comply with the requirements that apply to a particular site or if it operates without necessary approvals or permits, Tyree could be subject to civil, and possibly criminal, fines and penalties, and may be required to spend substantial capital to bring an operation into compliance or to temporarily or permanently discontinue activities, and/or take corrective actions. Those costs or actions could be significant and impact Tyree’s results of operations, cash flows and available capital.

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

 Adverse weather lessens demand for Tyree’s services.

Demand for Tyree’s services, decreases substantially during periods of cold weather, when it snows or when heavy or sustained rains fall. Consequently, demand for Tyree’s services are significantly lower during the winter. High levels of rainfall can also adversely impact operations during these periods as well. Such adverse weather conditions can materially and adversely affect Tyree’s results of operations and profitability if they occur with unusual intensity, during abnormal periods, or last longer than usual.

Dependence on key personnel holding licenses, permits and certifications.

Tyree’s success depends to an extent upon the performance of its managers, some of whom hold certain licenses, permits and certifications. The loss or inability to replace these managers holding the licenses, permits or certifications necessary to conduct Tyree’s business, could adversely affect its business and prospects and operating results and/or financial condition.

Tyree needs to complete its negotiations with federal and state tax authorities to set up payment plans to pay down its payroll and sales tax liabilities.

During the years ended December 31, 2013 and 2012, Tyree did not file certain required payroll tax returns on a timely basis and did not properly pay its payroll tax liabilities, including trust funds withheld on behalf of its employees. Through the assistance of an outside payroll services company, Tyree filed all delinquent payroll tax returns during the fourth quarter of 2013 and is currently in negotiations with federal and various state authorities to settle its remaining payroll tax obligations. Tyree estimates that its outstanding payroll tax liability, including penalties and interest, was approximately $4.7 million as of December 31, 2013.

During the year ended December 31, 2013, Tyree did not file required sales tax returns in various jurisdictions. Tyree subsequently filed the required returns and is currently in negotiations with various state authorities to settle the remaining sales tax liability. Tyree estimates that its outstanding sales tax liability, including penalties and interest, is approximately $1.45 million as of December 31, 2013

Tyree is exposed to the credit risk, including bankruptcy, of its customers in the ordinary course of business.

Tyree has various credit terms with virtually all of its customers, and its customers have varying degrees of creditworthiness. Although Tyree evaluates the creditworthiness of each of its customers, Tyree may not always be able to fully anticipate or detect deterioration in their creditworthiness and overall financial condition, which could expose Tyree to an increased risk of nonpayment or other default under its contracts and other arrangements with them. In the event that a material customer or customers default on their payment obligations to Tyree or file for bankruptcy protection, this could materially adversely affect Tyree’s financial condition, results of operations or cash flows.

On December 5, 2011, Tyree’s largest customer, Getty Petroleum Marketing, Inc. (“GPMI”) filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. As of that date, Tyree has a pre-petition receivable of approximately $1,515,401.27. As an unsecured creditor, Tyree may never collect or may only collect a small percentage of this pre-petition amount owed. Additionally, Tyree has a post-petition administrative claim for approximately $593,709.20. Tyree may never collect or may only collect a small percentage of this post-petition amount owed. A Proof of Claim was filed with the Bankruptcy court on Tuesday, April 10, 2012. GPMI’s bankruptcy could materially adversely affect Tyree’s financial condition, results of operations or cash flows.

On August 27, 2012, the United States Bankruptcy Court for the Southern District of New York confirmed GPMI’s Chapter 11 plan of liquidation offered by its unsecured creditors committee, overruling the remaining objections. The plan provides for all of the debtors’ property to be liquidated over time and for the proceeds to be allocated to creditors. Any assets not distributed by the effective date will be held by a liquidating trust and administered by a liquidation trustee, who will be responsible for liquidating assets, resolving disputed claims, making distributions, pursuing reserved causes of action and winding up GPMI’s affairs. As an unsecured creditor, Tyree may never collect or may only collect a small percentage of the pre-petition amounts owed. In 2014, the Trustee indicated that Tyree may collect a small percentage of the pre-petition and post petition amounts owed. Subsequent thereto on April 4, 2014 Tyree sold its unsecured general and administration claim to an unrelated third party for the aggregate sum of $553,661.96.

In December 2013, Tyree Environmental Corp. and Tyree Service Corp. (“Tyree entities”) were sued by liquidating trustee of GPMI for recovery of preferential transfers in the respective amounts of $1,147,154 and $2,479,755. On March 27, 2014, the bankruptcy liquidating trustee entered into forbearance agreements with the Tyree entities with respect to the preference actions until June 2014, with the understanding that the forbearance periods will be extended and the actions will ultimately be dismissed if the Tyree entities continue to not voluntarily assist Getty Realty in litigation against GPMI. We believe that this recovery of preferential transfers has no merit or basis.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

N/A

ITEM 2.	PROPERTIES

a)	Registrant occupies approximately 24,806 square feet in a suite subleased by Capstone Business Credit, LLC and Capstone Capital Group I, LLC at 1350 Avenue of the Americas, 24th Floor, New York, NY 10019. This space is rented to the Registrant and is currently suitable for the Registrant’s operations.

b)	Baker’s Pride, Inc.’s corporate headquarters is located at 3400 Mt. Pleasant St., Burlington, Iowa, which is an industrial warehouse building baking facility. Additionally, Baker’s Pride, Inc. has locations at 834 Jefferson Street, Burlington, Iowa, a light manufacturing baking facility, and 915 Maple Street, Burlington, Iowa, a commercial building with unoccupied retail space. All three locations are partially utilized and are currently suitable for Baker’s Pride, Inc.’s operations.

c)	Tyree Holdings Corp.’s executive offices are located at 300 Midlantic Drive, Unit 105, Mount Laurel, New Jersey under a lease agreement. Tyree leases additional locations in New York, Connecticut, Pennsylvania and Massachusetts. Tyree Holdings Corp. believes that each of the properties is currently suitable for its operations.

d)	Advanced Waste & Water Technology, Inc.’s offices are located at 208 Route 109, Farmingdale, NY under a lease agreement. Advanced Waste & Water Technology, Inc. believes that this property is currently suitable for its operations.

ITEM 3.	LEGAL PROCEEDINGS

Capstone Business Credit, LLC, a related party, was the plaintiff (on behalf of Amincor Other Assets, Inc.) in a foreclosure action against Imperia Family Realty, LLC (“IFR”). IFR is related to the former owners of Masonry’s business. As of December 31, 2009, the mortgage related to this Property was assigned to Amincor, Inc. and thereafter to Amincor Other Assets, Inc. In November, 2011 a Judgment of Foreclosure was granted by the court ordering that the IMSC property in Pelham Manor, New York (the “Property”) be sold at public auction.

In accordance with the Judgment of Foreclosure a public auction sale of the Property was held on January 10, 2012. Capstone Business Credit, LLC, on behalf of Amincor Other Assets, Inc., bid the amount of their lien and was the successful bidder and title to the Property has been transferred to Amincor Other Assets, Inc.

On December 5, 2011, Tyree’s largest customer, Getty Petroleum Marketing, Inc. (“GPMI”) filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court for the Southern District of New York. As of that date, Tyree had a pre-petition receivable of approximately $1,515,401.27. As an unsecured creditor, Tyree may never have collected or may have collected a small percentage of the pre-petition amount owed. Accordingly on April 4, 2014 Tyree sold its unsecured general and administrative claims to an unrelated third party for the aggregate sum of $553,661.96

On July 6, 2012, SFR Holdings, Ltd., Eden Rock Finance Master Limited, Eden Rock Asset Based Lending Master Ltd., Eden Rock Unleveraged Finance Master Limited, SHK Asset Backed Finance Limited, Cannonball Plus Fund Limited and Cannonball Stability Fund, LP (collectively, the “Plaintiffs”) commenced an action in the Supreme Court of the State of New York County of New York against Amincor, Inc., Amincor Other Assets, Inc., their officers and directors, John R. Rice III, Joseph F. Ingrassia and Robert L. Olson and various other entities affiliated with or controlled directly or indirectly by John R. Rice III and Joseph F. Ingrassia (collectively the “Defendants”). Plaintiffs allege that Defendants engaged in wrongful acts, including fraudulent inducement, fraud, breach of fiduciary duty, unjust enrichment, fraudulent conveyance and breach of contract. Plaintiffs are seeking compensatory damages in an amount in excess of $150,000 to be determined at trial. Defendants believe that this lawsuit has no merit or basis and are vigorously defending it.

On September 28, 2012, Sean Frost (“Frost”) filed a Complaint to Compel Arbitration Regarding Breach of Employment Contract and Related Breach of Labor Code Claims and For an Award of Compensatory Damages in the Superior Court of the State of California, County of San Diego against Epic Sports International Inc., Amincor, Inc. and Joseph Ingrassia (collectively, the “Defendants”). The first cause of action is a petition to compel arbitration for unpaid compensation and benefits pursuant to Frost’s employment agreement. The second cause of action is for breach of contract for alleged non-payment of expenses, vacation days and assumption of certain debts. The third cause of action is for violation of the California Labor Code for failure to pay wages due and owing. Frost is seeking among other things, damages, attorneys’ fees and costs and expenses. As of December 31, 2013, the Amincor Clients have answered the complaint in the Amincor Litigation and the California lawsuit has been dismissed pending parties’ agreement to arbitrate the matter. Plaintiff has not yet requested arbitration or otherwise sought to initiate arbitration proceedings. The parties have been waiting since July of 2013 for Plaintiff Sean Frost to initiate arbitration. Defendants believe that this arbitration has no merit or basis and intend to vigorously defend.

On March 22, 2013 Fleetmatics USA, Inc. brought an action in the Supreme Court in the State of New York, County of Suffolk against Tyree Equipment Corp. and Tyree Services Corp. seeking $313,176.09 plus interest and costs for services rendered. In June 26, 2013 a default judgment was entered against Tyree Equipment Corp. and Tyree Services Corp. in the amount of $328,083.29. On February 24, 2014 All Safe Protection, Inc. brought action against Tyree Holdings, Corp. and other Tyree entities for services rendered to Tyree in the amount of $236,817.98 plus interest and costs. On March 3, 2014 American Express Travel related Services Company brought suit in the Supreme Court in the State of New York, County of Nassau against Tyree Holdings, Corp. seeking the sum of $142,235.42 plus interest and cost for unpaid interest and charges. Counsel for Fleetmatics and All Safe have agreed to three year pay outs of the obligations based on a 60 month payment with a balloon payment due at the end of the third year. Management anticipates that American Express will agree to the same payment plan.

A number of additional unsecured vendors have either threatened to or have filed suit for non-payment of outstanding invoices, as noted in Tyree’s financial statements under accounts payable. Each of these matters, which occurred in the ordinary course of business, is handled on a case by case basis, with settlement and payment plans.

Other than noted above, Registrant is not presently a party to any litigation, claim or assessment against it, and is unaware of any unasserted claim or assessment which will have a material effect on the financial position or future operations of Registrant. No director, executive officer or affiliate of the Registrant or owner of record or beneficially of more than five percent of the Registrant’s common stock is a party adverse to Registrant or has a material interest adverse to Registrant in any proceeding.

ITEM 4.	Mine Safety Disclosures

N/A

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Class A Common and Class B Common shares are now quoted on the Over the Counter Bulletin Board under the symbols “AMNC” and “AMNCB”, respectively. While the shares are now quoted on the Over the Counter Bulletin Board, until there is an established trading market, holders of our common stock may find it difficult to sell their stock or to obtain accurate quotations for the price of the common stock. Registrant is currently working with Janney Montgomery Scott to facilitate the depositing of shares by shareholders into trading accounts in order to create the ability to buy and sell shares on the market, with Janney Montgomery Scott acting as a market maker.

Holders

As of April 16, 2012, there were 55 Class A stockholders of record, owning all of the 8,996,355 issued and outstanding shares of our Class A common stock; there were 88 institutional shareholders of record owning all of the 21,286,341 issued and outstanding shares of our Class B non-voting common stock and there were 36 institutional shareholders of record owning all of the 1,752,823 issued and outstanding shares of our Preferred Stock.

Amincor’s Class B Common and Preferred shares were issued to its stockholders based upon their investments in the Capstone Funds, as of December 31, 2009. In exchange for their interests in the Capstone Funds, the investors in the Capstone Funds received shares in Amincor based on the net asset value of their interests in the Capstone Funds. A share price of $100.00 for Preferred Stock and of $10.00 for Class B non-voting common stock was established for the purpose of issuing shares in Amincor to the investors of the Capstone Funds in proportion to their respective interests in the Funds and was not indicative of the actual value of the stock at the time of issuance.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected consolidated financial data derived from the audited consolidated financials of the Company for the five years ended December 31, 2013 and should be read in conjunction with those statements, which are included in this Annual Report on Form 10-K. The consolidated financial statements have been audited by Rosen Seymour Shapss Martin & Company LLP.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(consolidated)	(consolidated)	(consolidated)	(combined)	(combined)

Net revenues	$28,674,581	$51,246,412	$61,280,666	$66,916,423	$70,894,139

(Loss) income from operations	$(10,475,543)	$(9,395,031)	$(12,781,748)	$(207,962)	$336,131

Net loss from continuing operations	$(16,334,515)	$(31,097,628)	$(13,383,323)	$(441,097)	$(1,522,066)

Loss from discontinued operations	$(275,268)	$(2,062,855)	$(9,675,878)	$(6,534,123)	$(9,926,064)

Net loss	$(16,609,783)	$(33,160,483)	$(23,059,201)	$(6,975,220)	$(11,448,130)

Net loss attributable to Amincor shareholders	$(16,509,298)	$(32,448,552)	$(21,962,851)	$(6,704,450)	$(10,805,987)

Per share information - basic and diluted:

Net loss from continuing operations	$(0.56)	$(1.08)	$(0.47)	$(0.02)	$(0.05)

Net loss attributable to Amincor shareholders	$(0.57)	$(1.13)	$(0.76)	$(0.23)	$(0.39)

Weighted average shares outstanding - basic and diluted	29,012,381	28,724,218	28,723,599	28,723,599	27,770,797

Balance sheet data:

Total assets	$28,595,484	$35,015,140	$62,201,251	$80,418,374	$86,903,280

Total long-term obligations	$1,207,680	$2,930,097	$3,448,135	$2,343,141	$2,234,273

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements and notes related thereto, and other more detailed financial information appearing elsewhere in this Annual Report on Form 10-K. Consequently, you should read the following discussion and analysis of our financial condition and results of operations together with such financial statements and other financial data included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

AMINCOR (CONSOLIDATED BASIS)

GOING CONCERN / LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2013, cash flows used in operating activities from continuing operations were $7,083,006. This was principally due to a net loss from continuing operations of $16,334,515 which was partially offset by an increase in accrued expenses and other current liabilities of approximately $2.9 million, an impairment of intangible assets of approximately $1.8 million and add backs for depreciation approximately $1.8 million. The net loss from continuing operations is discussed in greater detail in the results from operations for the years ended December 30, 2013 and 2012 section of this MD&A.

For the year ended December 31, 2013, cash flows provided by investing activities from continuing operations of $170,663 were primarily due to the sale of unutilized plant, machinery and equipment at Baker’s Pride, Inc.’s subsidiary Mt. Pleasant Street Bakery, Inc.

For the year ended December 31, 2013, cash flows provided by financing activities from continuing operations of $6,624,553 was primarily due to proceeds received from loans with related parties.

For the year ended December 31, 2013, total cash flows provided by discontinued operations was $226,554. Cash provided by in discontinued operations was primarily related to the sale of EQS in 2013.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying consolidated statements, we recorded a net loss from continuing operations of $16,334,515 for the year ended December 31, 2013. We had a working capital deficit of $34,430,921 and an accumulated deficit of $100,852,132 as of December 31, 2013. The results of the Company’s cash flows from continuing operations for the year ended December 31, 2013 have been adversely impacted by the customer slowdown in infrastructure capital expenditures caused by the general downturn of the economic conditions and cash flow issues related to major customers. The Company has discontinued operations of IMSC, Tulare and ESI in 2011 which had significant negative impact on the Company’s cash flows in 2011. The Company’s primary focus is to achieve profitable operations and positive cash flow of its operations of its long established niche businesses - Tyree and Baker’s Pride.

Our auditors, Rosen Seymour Shapss Martin & Company LLP, have stated in their audit report that there is substantial doubt on the Company’s ability to continue operations as a going concern due to our recurring net losses from operations, and the Company having a significant negative working capital and (deficit) equity as of December 31, 2013. Our ability to continue as a going concern is dependent upon our capability to raise additional funds through debt and equity financing, and to achieve profitable operations. Our plans to continue as a going concern and to achieve a profitable level of operations are as follows:

With respect to BPI, management has successfully negotiated a contract for co-packing frozen donut products to one of the worlds largest family owned food companies which is a global supplier to the food service and in store bakery retail industries. Management believes that this contract will pave the way for additional contracts from other significant food companies in addition to increased business from the newly acquired customer. BPI has entered the frozen segment and is also positioning itself to enter back into the fresh bread manufacturing industry by placing significant and competitive bids to strategic players within the fresh bread markets. Management believes that by September of 2014, the Mt. Pleasant Street facility and the Jefferson Street facility will be operationally capable of supporting itself on its internally generated cash flows. Management, with its lender, Central State Bank, extended the bridge loan financing which will allow for BPI to extend its interest only financing on the new donut equipment until such time that BPI is able through its cash flow to make principal payments.

With respect to Tyree, management is projecting an increase in its environmental business through the end of 2014 and 2015. Tyree’s ability to succeed in securing additional environmental business depends on the ability of one of Tyree’s primary customers to secure remediation work by bidding environmental liabilities currently present on gasoline stations and referring this work to Tyree. Management is in the process of evaluating the profitability of Tyree’s other divisions and intends to continue these operations provided that they continue to be profitable. In addition, in 2013 Tyree’s management has liquidated or ceased additional purchases of similar inventory. As a result, inventory is significantly lower year over year between 2013 and 2012. There was a significant increase in the reserve for obsolete inventory recorded during the twelve months ended December 31, 2013. Management continues to seek opportunities to liquidate excess inventory and intends to utilize cash flows generated from this decrease in inventory as additional working capital.

Tyree’s management is working to secure additional available capital resources and turn around Tyree’s operations to generate operating income. As of December 31, 2013, Tyree has a working capital deficit of approximately $19.5 million exclusive of amounts owed to Amincor and recorded a net loss of approximately $10.0 million for the year ended December 31, 2013. Tyree has entered into settlement agreements and continues to negotiate with creditors to pay off its outstanding debt obligations. However, without additional capital resources, Tyree may not be able to continue to operate and may be forced to curtail its business, liquidate assets and/file for bankruptcy protection. In any such case, its business, operating results or financial condition would be materially adversely affected.

With respect to AWWT, management continues to market water technology under a licensing agreement executed in 2012. AWWT seeks to sell waste water treatment equipment to large municipal, industrial, agricultural and commercial generators of waste water. Management is currently in discussion with multiple customers in this market and believes that there is a significant opportunity for consistent and reliable cash flows from placing systems in use with these customers.

With respect to Amincor Other Assets, there are significant assets currently residing on Amincor Other Asset’s balance sheet related to the discontinued operations of Imperia and Tulare in addition to assets available for sale. Management is currently in negotiations regarding the assets related to Tulare and is in the process of finalizing the transaction to complete the sale of the asset. Management intends to liquidate these assets as soon as they are able to do so profitably. Management believes there is more value in these assets than is currently shown on our balance sheet and any attempt to liquidate these assets quickly will decrease their value to, or below, what is currently showing on our balance sheet. In the meantime, management is utilizing these assets to the best of their ability by offsetting the costs associated with owning those assets by generating income from renting these properties out when possible.

With respect to Amincor, Inc.’s corporate offices, Management continues to seek new financing from a financial institution in order to provide more working capital to its subsidiary companies. Management has had discussions with many financial institutions of different types and has narrowed down eligible candidates to only a few. Management expects that by executing on the above plans for the subsidiary companies and by acquiring new financing for working capital for its subsidiary companies, Baker’s Pride, Tyree and AWWT will become profitable and be able to generate enough internal cash flow to operate independently of one another.

CONTINGENT LIABILITIES:

ESI

Volkl license agreement was terminated in September 2011 and concurrently the Strategic Alliance Agreement with Samsung America CT, Inc. (“Samsung”) was also terminated. Volkl is seeking a $400,000 royalty payment. Epic has initiated counterclaims against the various parties, including but not limited to Samsung, seeking damages for, including but not limited to infringement, improper use of company assets and breach of fiduciary duty. Volkl was successful in obtaining a judgment against Epic Sports International, Inc. and a confirmation of the Arbitration is presently pending in Federal Court. Management believes that this matter and the Frost matter below will eventually be settled out of court for less than the royalty and damages amounts sought.

On September 28, 2012, Sean Frost (“Frost”), the former President of Epic Sports International, Inc., filed a complaint against Epic Sports International Inc., Amincor, Inc. and Joseph Ingrassia (collectively, the “Defendants”). The first cause of action of the complaint is a petition to compel arbitration for unpaid compensation and benefits pursuant to Frost’s employment agreement. The second cause of action of the complaint is for breach of contract for alleged non-payment of expenses, vacation days and assumption of certain debts. The third cause of action of the complaint is for violation of the California Labor Code for failure to pay wages. In addition, Frost is seeking among other things, damages, attorneys’ fees and costs and expenses.

As of the date this filing, the case continues to be litigated and Management will update accordingly.

TYREE

One of Tyree’s largest customers, Getty Petroleum Marketing, Inc. (“GPMI”) filed for bankruptcy protection on December 5, 2011. As of that date, Tyree had a pre-petition receivable of $1,515,401, which was subsequently written-off due to the uncertainty of collection. Additionally, Tyree has a post-petition administrative claim for $593,709. A Proof of Claim was filed with the Bankruptcy court on Tuesday, April 10, 2012. On August 27, 2012, the United States Bankruptcy Court for the Southern District of New York confirmed GPMI’s Chapter 11 plan of liquidation offered by its unsecured creditors committee, overruling the remaining objections. The plan provides for all of the debtors’ property to be liquidated over time and for the proceeds to be allocated to creditors. Any assets not distributed by the effective date will be held by a liquidating trust and administered by a liquidation trustee, who will be responsible for liquidating assets, resolving disputed claims, making distributions, pursuing reserved causes of action and winding up GPMI’s affairs. As an unsecured creditor, Tyree may never collect or may only collect a small percentage of the pre and post-petition amounts owed. To date, Tyree has not been notified of any intent by the United States Bankruptcy Court for the Southern District of New York to claw back any amounts paid to Tyree pre-petition.

As of the date of this filing, Tyree management has negotiated settlements with Local Unions 99, 138 and 355. Tyree management continues to negotiate with Local Unions 1, 25 and 200 over unpaid benefits that are due to each of the respective unions. As of December 31, 2013, Tyree had approximately $1.3 million in unpaid benefits. Tyree management does not dispute that benefits are due and owing to each of the respective unions, however, settlement and payment plan discussions are ongoing. Local Unions 1 and 200 have each filed suit in the United States District Court Eastern District of New York to enforce their rights as to the unpaid benefits due and owing from Tyree, and as guarantor of certain amounts due and owing, Amincor, Inc. is also a named party in these lawsuits.

Local Union 200 filed a claim with the National Labor Relations Board (“NLRB”) alleging that Tyree Service Corp violated the National Labor Relations Act. By a letter dated May 31, 2013, the NLRB dismissed all charges against Tyree Service Corp. due to insufficient evidence to establish a violation. Local 200 intends to appeal the NLRB decision.

A variety of unsecured vendors have filed suit for non-payment of outstanding invoices totaling approximately $2.9 million as of December 31, 2013, which are reflected as liabilities on the Company’s consolidated condensed balance sheet. Each of these actions is handled on a case by case basis, to determine the settlement and payment plan.

BPI

In connection with Baker’s Pride’s USDA loan application, BPI had Environmental Site Assessments performed on the property where the Mt. Pleasant Street Bakery, Inc. resides, as required by BPI’s prospective lender. A Phase II Environmental Site Assessment was completed on October 31, 2011 and was submitted to the Iowa Department of Natural Resources (“IDNR”) for their review. IDNR requested that a Tier Two Site Cleanup Report (“Tier Two”) be issued and completed in order to better understand what environmental hazards exist on the property. The Tier Two was completed on February 3, 2012 and was submitted to IDNR for further review. Management’s latest correspondence with IDNR, dated March 21, 2012, required additional environmental remediation in order to be in compliance with IDNR’s regulations. Management has retained the necessary environmental consultants to become compliant with IDNR’s request. Due to the nature of the liability, the remediation work is 100% eligible for refund from IDNR’s Innocent Landowner Fund. As such, there is no direct liability related to the cleanup of the hazard.

TULARE

The City of Lindsay, California has invoiced Tulare Frozen Foods, LCC (“TFF”) $533,571 for outstanding delinquent amounts. A significant portion of the outstanding delinquent amounts are penalties, interest and fees that have accrued. A settlement proposal, whereby the City of Lindsay would retain TFF’s $206,666 deposit as settlement and release in full of all outstanding obligations was sent to the City of Lindsay for review on March 29, 2012. As of the date of this filing, no settlement has been reached.

RESULTS FROM OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NET REVENUES

Net revenues for the year ended December 31, 2013 totaled $28,674,581 as compared to net revenues of $51,246,412 for the year ended December 31, 2012, a decrease in net revenues of $22,571,831 or approximately 44.0%. The primary reason for the decrease in net revenues is related to Tyree’s and BPI’s operations. Tyree’s net revenues decreased by approximately $10.0 million and BPI’s net revenues decreased by approximately $12.9 million during the year ended December 31, 2013. A detailed analysis of each subsidiary company’s individual net revenues can be found within their respective MD&A sections of this Form 10-K.

COST OF REVENUES

Cost of revenues for the year ended December 31, 2013 totaled $27,894,491 or approximately 97.3% of net revenues as compared to $42,181,596 or approximately 82.3% of net revenues for the year ended December 31, 2012. The primary reason for the increase in cost of revenues as a percentage of net revenues is related to BPI’s operations. BPI’s cost of revenues was 212.5% of BPI’s net revenues for the year ended December 31, 2013 as compared to 77.0% of BPI’s net revenues for the year ended December 31, 2012. A detailed analysis of each subsidiary company’s individual cost of revenues can be found within their respective MD&A sections of this Form 10-K.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2013 totaled $11,255,633 as compared to $18,459,847 for the year ended December 31, 2012, a decrease in operating expenses of $7,204,214 or approximately 39.0%. The primary reason for the decrease in SG&A expenses was related to BPI and Tyree’s operations. BPI’s operating expenses decreased by approximately $2.4 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012 due to planned expense reductions resulting from the decrease in business resulting from the loss of their customer at the end of 2012. Tyree’s operating expenses decreased by $5.7 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012. A detailed analysis of each subsidiary company’s individual operating expenses can be found within their respective MD&A sections of this Form 10-K.

LOSS FROM OPERATIONS

Loss from operations for the year ended December 31, 2013 totaled $10,475,543 as compared to $9,395,031 for the year ended December 31, 2012, an increase in loss from operations of $1,080,512 or approximately 11.5%. The primary reason for the increase in loss from operations is related to the decrease in net revenues and increases in cost of revenues as noted above.

OTHER EXPENSES (INCOME)

Other expenses for the year ended December 31, 2013 totaled $5,858,972 as compared to $21,702,597 for the year ended December 31, 2012, a decrease in other expenses of $15,843,625 or approximately 73.0%. The primary reason for the increase in other expenses is related to the impairment of goodwill and intangible assets related to BPI and Tyree of approximately $20.8 million which occurred during the year ended December 31, 2012.

NET LOSS FROM CONTINUING OPERATIONS

Net loss from continuing operations totaled $16,334,515 for the year ended December 31, 2013 as compared to $31,097,628 for the year ended December 31, 2012, a decrease in net loss from continuing operations of $14,763,113 or approximately 47.5%. The primary reason for the decrease in net loss from continuing operations is related to the impairment of goodwill and intangible assets related to BPI and Tyree of approximately $20.8 million which occurred during the year ended December 31, 2012.

LOSS FROM DISCONTINUED OPERATIONS

Loss from discontinued operations totaled $275,268 for the year ended December 31, 2013 as compared to $2,062,855 for the year ended December 31, 2012, a decrease in loss from discontinued operations of $1,787,587 or approximately 86.7%. Management discontinued the operations of Masonry and Tulare as of June 30, 2011, ESI as of September 30, 2011 and EQS as of April 1, 2013. As such, EQS was an operating entity for the three months ended March, 31, 2013 and the twelve months ended December 31, 2012, as compared to winding down of Masonry, Tulare and ESI in 2012. The net income of Masonry was ($2,576) for the year ended December 31, 2013 as compared to a net loss of $283,847 for the year ended December 31, 2013, a decrease in net loss of $286,423. The net loss of Tulare was $223,021 for the year ended December 31, 2013 as compared to $546,483 for the year ended December 31, 2012, a decrease in net loss of $323,462 or approximately 59.2%. The net loss of ESI was $2,984 for the year ended December 31, 2013 as compared to $37,582 for the year ended December 31, 2012, a decrease in net loss of $34,597 or approximately 92.1%. The net income of EQS was ($499,132) for the year ended December 31, 2013 as compared to a net loss of $931,507 for the year ended December 31, 2012, a decrease in net loss of $1,430, 639. The remainder of the loss from discontinued operations was related to Amincor Other Assets and Amincor, Inc. which had a combined net loss of $550,970 for the year ended December 31, 2013 as compared to $263,436 for the year ended December 31, 2012, a decrease in net loss of $287,534. The primary reason for the net income in 2013 was due to the sale of EQS during the year ended December 31, 2013.

NET LOSS

Net loss totaled $16,609,783 for the year ended December 31, 2013 as compared to $33,160,483 for the year ended December 31, 2012, an increase in net loss of $16,550,700 or approximately 49.9%. The primary reason for the decrease in net loss in 2013 was due to the impairment of goodwill and intangible assets related to BPI and Tyree of approximately $20.8 million which occurred in 2012.

RESULTS FROM OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NET REVENUES

Net revenues for the year ended December 31, 2012 totaled $51,246,412 as compared to net revenues of $61,280,666 for the year ended December 31, 2011, a decrease in net revenues of

$10,034,254 or approximately 16.4%. The primary reason for the decrease in net revenues is related to Tyree’s and BPI’s operations. Tyree’s net revenues decreased by approximately $8.8 million and BPI’s net revenues decreased by approximately $1.4 million during the year ended December 31, 2012. A detailed analysis of each subsidiary company’s individual net revenues can be found within their respective MD&A sections of this Form 10-K.

COST OF REVENUES

Cost of revenues for the year ended December 31, 2012 totaled $42,181,596 or approximately 82.3% of net revenues as compared to $46,978,496 or approximately 76.7% of net revenues for the year ended December 31, 2011. The primary reason for the increase in cost of revenues as a percentage of net revenues is related to Tyree’s operations. Tyree’s cost of revenues was 85.3% of Tyree’s net revenues for the year ended December 31, 2012 as compared to 79.3% of Tyree’s net revenues for the year ended December 31, 2011. A detailed analysis of each subsidiary company’s individual cost of revenues can be found within their respective MD&A sections of this Form 10-K.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative (“SG&A”) expenses for the year ended December 31, 2012 totaled $18,459,847 as compared to $27,083,918 for the year ended December 31, 2011, a decrease in operating expenses of $8,624,071 or approximately 31.8%. The primary reason for the decrease in SG&A expenses was related to Amincor’s corporate operations and Tyree’s operations. Amincor’s corporate operating expenses decreased by approximately $3.5 million due to management fees paid for the same amount during the year ended December 31, 2011 that were not incurred during the year ended December 31, 2012. Tyree’s operating expenses decreased by $4.3 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011. A detailed analysis of each subsidiary company’s individual operating expenses can be found within their respective MD&A sections of this Form 10-K.

LOSS FROM OPERATIONS

Loss from operations for the year ended December 31, 2012 totaled $9,395,031 as compared to $12,781,748 for the year ended December 31, 2011, a decrease increase in loss from operations of $3,386,717 or approximately 26.5%. The primary reason for the decrease in loss from operations is related to the decrease in operating expenses as noted above.

OTHER EXPENSES (INCOME)

Other expenses for the year ended December 31, 2012 totaled $21,702,597 as compared to $601,575 for the year ended December 31, 2011, an increase in other expenses of $21,101,022. The primary reason for the increase in other expenses is related to the impairment of goodwill and intangible assets related to BPI and Tyree of approximately $20.8 million.

NET LOSS FROM CONTINUING OPERATIONS

Net loss from continuing operations totaled $31,097,628 for the year ended December 31, 2012 as compared to $13,383,323 for the year ended December 31, 2011, an increase in net loss from continuing operations of $17,714,305. The primary reason for the increase in net loss from continuing operations is related to the impairment of goodwill and intangible assets related to BPI and Tyree of approximately $20.8 million.

LOSS FROM DISCONTINUED OPERATIONS

Loss from discontinued operations totaled $2,062,855 for the year ended December 31, 2012 as compared to $9,675,878 for the year ended December 31, 2011, a decrease in loss from discontinued operations of $7,613,023 or approximately 78.7%. Management discontinued the operations of Masonry and Tulare as of June 30, 2011, ESI as of September 30, 2011 and EQS as of April 1, 2013. As such, Masonry and Tulare were operating entities for the six months ended June 30, 2011, ESI was an operating entity for the nine months ended September 30, 2011 and EQS was an operating entity for the twelve months ended December 31, 2012 and 2011, as compared to the winding down of these companies after operations were discontinued. The net loss of Masonry was $283,847 for the year ended December 31, 2012 as compared to $3,798,471 for the year ended December 31, 2011, a decrease in net loss of $3,514,623 or approximately 92.5%. The net loss of Tulare was $546,483 for the year ended December 31, 2012 as compared to $2,605,760 for the year ended December 31, 2011, a decrease in net loss of $2,059,277 or approximately 79.0%. The net loss of ESI was $37,582 for the year ended December 31, 2012 as compared to $620,789 for the year ended December 31, 2011, a decrease in net loss of $583,207 or approximately 93.9%. The net loss of EQS was $931,507 for the year ended December 31, 2012 as compared to $616,271 for the year ended December 31, 2011, an increase in net loss of $315,237 or approximately 51.2%. The remainder of the loss from discontinued operations was related to Amincor Other Assets and Amincor, Inc. which had a combined net loss of $263,436 for the year ended December 31, 2012 as compared to $2,034,588 for the year ended December 31, 2011, a decrease in net loss of $1,771,152 or approximately 87.1%. The primary reason for the decreases in net loss in 2012 was due to the substantial write down of assets incurred during the year ended December 31, 2011.

NET LOSS

Net loss totaled $33,160,483 for the year ended December 31, 2012 as compared to $23,059,201 for the year ended December 31, 2011, an increase in net loss of $10,101,282 or approximately 43.8%. The primary reason for the increase in net loss in 2012 was due to the impairment of goodwill and intangible assets related to BPI and Tyree of approximately $20.8 million, the lower gross profit of approximately $5.2 million in 2012, which was partially offset by approximately $7.6 million in higher discontinued losses in 2011 and by reductions in SG&A expenses of approximately $8.6 million.

ADVANCED WASTE & WATER TECHNOLOGY, INC.

SEASONALITY

AWWT’s sales are typically higher during the second and third quarters of its fiscal year. The fourth and first quarters of the year are usually affected by inclement weather which makes it difficult to process liquid streams due to freezing.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2013 AND 2012

NET REVENUES

Net revenues for the year ended December 31, 2013 totaled $534,980 as compared to $98,745 for the year ended December 31, 2012, an increase of $436,235 or approximately 441.8%. The primary reason for this increase is due to AWWT completing the acquisition of its operating assets on November 5, 2012. As such, the aforementioned year ended December 31, 2012 figures are only representative of two months of operations.

COST OF REVENUES

Cost of revenues for the year ended December 31, 2013 totaled $304,128 or approximately 56.8% of net revenues as compared to $37,857 or approximately 38.3% for the year ended December 31, 2012. The primary reason for the increase for the year ended December 31, 2013 is related to expenses not incurred for the two month operating period during the year ended December 31, 2012 including Disposal Costs ( approximately $34,000), Insurance Expenses (approximately $29,000), License Expenses (approximately $6,000) and Subcontractors (approximately $5,000)

OPERATING EXPENSES

Operating expenses for the year ended December 31, 2013 totaled $167,841 or approximately 31.4% of net revenues as compared to $19,139 or 19.4% of net revenues for the year ended December 31, 2012, an increase of $148,702 or approximately 776.9%. The primary reason for the increase for the year ended December 31, 2013 is related to expenses not incurred for the two month operating period during the year ended December 31, 2012 including Administrative Labor (approximately $90,000) and Management Fees (approximately $36,000).

INCOME FROM OPERATIONS

Income from operations for the year ended December 31, 2013 totaled $63,011 or approximately 11.8% of net revenues as compared to $41,748 or approximately 42.3% of net revenues for the year ended December 31, 2012, an increase in income from operations of $21,262 or approximately 50.9%. The increase in income from operations was primarily due to the increase in net revenues as noted above.

OTHER INCOME (EXPENSES)

Other income for the year ended December 31, 2013 totaled $66,954 or approximately 12.5% of net revenues as compared to other expenses of ($468) or approximately (0.5%) of net revenue for year ended December 31, 2012. The primary reason for the increase in other income related to the forgiveness of debt of approx $100,000 from AWWT’s Parent which was partially offset by an increase in interest expense of approximately $26,000 for the year ended December 31, 2013.

NET INCOME (LOSS)

Net income for the year ended December 31, 2013 totaled $129,964 as compared to a net loss of $41,280 for the year ended December 31, 2012, an increase in net income of $88,685 or approximately 214.8%. The increase in net income is primarily attributable to the aforementioned increase in net revenues and the forgiveness of debt as discussed above.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2012 AND 2011

AWWT began material operations on November 5, 2012 and as such has no financial information for the year ended December 31, 2011 on which a formal Management’s Discussion and analysis can be compared to. Management filed its first MD&A for AWWT our Form 10-Q filing for the quarter ended June 30, 2012.

BAKER’S PRIDE, INC.

SEASONALITY

Operations at the Jefferson Street are not influenced by seasonality. Operations at the Mt. Pleasant Street operation are affected by seasonality and sales are typically higher during the Spring and late Fall compared to other periods of the year. Due to co-packing and a limited customer base for the year ended December 31, 2013, Jefferson Street and Mt. Pleasant Street operations were not as affected by seasonality as they would be if the facilities operated at higher volumes.

During the year ended December 31, 2011, Baker’s Pride began producing cookies at its South Street Bakery facility; operations at this facility ceased on November 30, 2012. Seasonality influenced the operations of the South Street Bakery facility as cookie sales are typically higher during the winter holiday season when compared to the summer season.

LOSS OF MATERIAL CUSTOMER

On July 16, 2012, BPI was notified that Aldi, BPI’s primary customer would be terminating its contract with the Company as of the end of October 2012 due to BPI’s inability to meet certain pricing, cost and product offering needs. As such, BPI performed an impairment study and concluded that BPI’s goodwill and intangible assets were fully impaired.

Net revenues generated from Aldi comprised 0.0%, 89.5% and 92.1% of net revenues for the twelve months ended December 31, 2013, 2012 and 2011, respectively. All of the revenues generated from Aldi were generated from BPI’s Jefferson Street facility. Effective November 2, 2012, BPI stopped significant production at the Jefferson Street facility. As such, there were layoffs of production personnel and wage reductions of remaining personnel in order to minimize losses until significant production resumes at the Jefferson Street facility. Production continues with low volume regional companies. Marketing is working to increase product offerings, obtain additional customers and grow the business. A contract was secured with a major bread customer in October 2013 which resulted in significant re-hiring of personnel and increased output at the Jefferson Street facility.

On November 30, 2012, BPI terminated the equipment and facility lease which allowed for production at the South Street facility. It is management’s intention to enter into a co-packing agreement for all of the products formerly produced internally with other bakeries in order to continue to provide the same product offerings without operating the facility. Management has moved all equipment owned but formerly residing at the South Street facility to the Mt. Pleasant Street facility. Management intends to return to its business plan of operating the Mt. Pleasant Street facility thereby reducing fixed overhead and variable costs by using cross trained personnel and providing its customer base the opportunity to purchase one, two or all three of its product types in less than trailer load quantities but obtain cost effective logistics through a combined load of all products offered by BPI.

Discussions continue with additional bread and donut customers to operate as their producer, as well as opportunities for BPI branded products at both the Jefferson Street and Mt. Pleasant Street facilities. However, as of the time of filing BPI is still seeking significant business from new customers. Contract negotiations with additional significant customers are ongoing.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NET REVENUES

Net revenues for the year ended December 31, 2013 totaled $1,718,205 as compared to $14,587,744 for the year ended December 31, 2012, a decrease of $12,869,539 or approximately 88.2%. Revenues as a percentage of total revenue generated by BPI’s facilities were as follows:

	2013	2012
Jefferson Street facility	14.7%	89.2%
Mt. Pleasant Street facility	85.3%	0.0%
South Street facility	0.0%	10.8%

Total	100.0%	100.0%

Bread sales for the year ended December 31, 2013 totaled $252,344 as compared to $12,151,941 for the year ended December 31, 2012, a decrease of $11,899,597 or approximately 97.9%. The primary reason for this decrease is the result of the termination of BPI’s contract with Aldi on November 2, 2012.

Donut sales for the year ended December 31, 2013 totaled $1,465,861 as compared to $954,039 for the year ended December 31, 2012, an increase of $511,822 or approximately 53.6%. The primary reason for this increase is the result of the operations of the Mt. Pleasant Street facility’s donut line volume in 2013 which was not present in 2012.

Cookie sales for the year ended December 31, 2013 totaled $0 as compared to $1,481,764 for the year ended December 31, 2012, a decrease of $1,481,764 or approximately 100.0%. This decrease was due to the termination of the South Street facility’s equipment and facility lease on November 30, 2012.

Staffing at the Jefferson Street facility increased to 16 full time employees from 6 full time employees at December 31, 2013 and 2012, respectively. Staffing at the Mt. Pleasant Street facility increased to 33 full time employees from 19 full time employees at December 31, 2013 and 2012, respectively. The increase in personnel at the Jefferson Street and Mt. Pleasant Street facilities is necessary to handle the current and projected volumes of the facilities for the coming year and will continue to increase alongside BPI’s customer base.

COST OF REVENUES

Cost of revenues for the year ended December 31, 2013 totaled $3,650,647 or approximately 212.5% of net revenues as compared to $11,165,230 or approximately 76.5% for the year ended December 31, 2012, a decrease of $7,514,583 or approximately 67.3%. The Company had a 97.9% decrease in net revenues against a 67.3% decrease in cost of revenues in 2013, as compared to 2012. The primary reason for the decrease in cost of revenues is related to the Jefferson Street facility not operating at 100% capacity during the year ended December 31, 2013 due to the loss of Aldi as compared to operating at 100% capacity during the year ended December 31, 2012 until Aldi terminated its contract with BPI at the end of October 2012. Certain fixed costs are incurred by BPI regardless of the production levels at BPI’s facilities which were incurred during the year ended December 31, 2013 but were not offset by sales as they were during the year ended December 21, 2012.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses for the year ended December 31, 2013 totaled $4,279,346 or approximately 249.1% of net revenues as compared to $6,664,872 or 45.7% for the year ended December 31, 2012, a decrease of $2,385,526 or approximately 35.8%. The primary reason for this decrease was the result of the termination of the equipment and facility lease that allowed for production at the South Street facility, savings of approximately $2.1 million. The remainder of the savings resulted from temporary decreases in management’s salaries until BPI’s production levels return to normal and decreases in fees paid to professional consultants.

LOSS FROM OPERATIONS

Loss from operations for the year ended December 31, 2013 totaled $6,211,788 or approximately 361.5% of net revenue as compared to $3,242,358 or approximately 22.2% for the year ended December 31, 2012, an increase of $2,969,430 or approximately $91.6%. The increase in loss from operations was primarily due to the decrease in revenues and the increase in cost of revenues as noted above.

OTHER EXPENSES (INCOME)

Other expenses (income) for the year ended December 31, 2013 totaled $1,123,332 or approximately 66.9% of net revenues as compared to $13,397,372 or approximately 91.8% of net revenues for the year ended December 31, 2012, a decrease of $12,247,535 or approximately 91.4%. The primary reason for this decrease in 2013 is due to the impairment of goodwill and intangible assets resulting from the loss of Aldi as a customer of approximately $12.6 million which occurred during the year ended December 31, 2012. Exclusive of the goodwill and intangible impairment, other expenses (income) for the year ended December 31, 2012 totaled $813,976, which represents an increase of $335,861 or approximately 41.3% as compared to December 31, 2013. The primary reason for this increase is related to a higher interest expense due to a larger loan balance on BPI’s working capital line and the 2012 bridge loan to purchase new equipment for the Mt. Pleasant Street facility.

NET LOSS

Net loss for the year ended December 31, 2013 totaled $7,361,625 as compared to $16,639,730 for the year ended December 31, 2012, a decrease of $9,278,105. The primary reason for this decrease in net loss is related to the impairment of goodwill and intangible assets as noted above during the year ended December 31, 2012.

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

Bread sales for the year ended December 31, 2012 totaled $12,151,941 as compared to $13,565,216 for the year ended December 31, 2011, a decrease of $1,413,275 or approximately 10.4%. The primary reason for this decrease is the result of the termination of BPI’s contract with Aldi on November 2, 2012.

Donut sales for the year ended December 31, 2012 totaled $954,039 as compared to $1,142,268 for the year ended December 31, 2011, a decrease of $188,229 or approximately 16.5%. The primary reason for this decrease is the result of the termination of BPI’s contract with Aldi on November 2, 2012.

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

Of this decrease of $502,059 in cost of revenues in 2012 for Baker’s Pride, Inc., the South Street Bakery was responsible for $2,078,618 of the total cost of revenues with net revenues of $1,481,764. BPI’s other operating unit, the Jefferson Street Bakery Inc., had net revenues of $13,100,658 and cost of revenues of $9,073,741. The balance of net revenues, $5,322, was generated by the Mt. Pleasant Street Bakery and is related to small donut orders received in the month of December. BPI has moved its purchased cookie machinery to its Mt. Pleasant Street facility where it will increase its efficiencies and facility utilization once it is able to offer cookie products.

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

OTHER EXPENSES (INCOME)

Other expenses (income) for the year ended December 31, 2012 totaled $13,397,372 or approximately 91.8% of net revenues as compared to $276,696 or approximately 1.7% of net revenues for the year ended December 31, 2011, an increase of $13,120,676. The primary reason for this increase in 2012 is due to the impairment of goodwill and intangible assets resulting from the loss of Aldi as a customer of approximately $12.6 million. The remaining increase is related to a higher interest expense due to a larger loan balance on BPI’s working capital line and the 2012 bridge loan to purchase new equipment for the Mt. Pleasant Street facility.

NET LOSS

Net loss for the year ended December 31, 2012 totaled $16,639,730 as compared to $828,915 for the year ended December 31, 2011, an increase of $15,810,815. Of the Company’s 2012 increase in net loss of $15,810,815, the South Street Bakery facility generated approximately $2.3 million and the impairment of goodwill and intangible assets resulting from the loss of Aldi as a customer resulted in approximately $12.6 million of this net loss.

TYREE HOLDINGS CORP.

SEASONALITY AND BUSINESS CONDITIONS

Historically, Tyree’s revenues tend to be lower during the first half of the year as Tyree’s customers complete their planning for the upcoming year. Approximately 30% of Tyree’s revenues are earned from new customer capital expenditures. Customer’s capital expenditures are cyclical and tend to mirror the condition of the economy. During normal conditions, Tyree will need to draw from its borrowing base early in the year and then pay down the borrowing base as the year progresses when it generates positive cash flows. The highest revenue generation occurs from late in the second quarter through the third quarter of the year.

On December 5, 2011 Tyree’s largest customer, Getty Petroleum Marketing, Inc. (“GPMI”) filed for Chapter 11 bankruptcy protection in the United States Bankruptcy Court in the Southern District of New York. This bankruptcy filing had a significant impact on Tyree’s operations and financial activities. Although the bankruptcy proceedings are ongoing, we anticipate losses from pre-petition accounts receivable to be approximately $1,500,000. Immediately following the bankruptcy filing of GPMI, all ongoing work with GPMI was significantly reduced and plans for Tyree’s restructuring began, including a reduction of approximately 15% in workforce during the first quarter of 2012.

In December 2013, Tyree Environmental Corp. and Tyree Service Corp. (“Tyree entities”) were sued by liquidating trustee of GPMI for recovery of preferential transfers in the respective amounts of $1,147,154 and $2,479,755. On March 27, 2014, the bankruptcy liquidating trustee entered into forbearance agreements with the Tyree entities with respect to the preference actions until June 2014, with the understanding that the forbearance periods will be extended and the actions will ultimately be dismissed if the Tyree entities continue to not voluntarily assist Getty Realty in litigation against GPMI. We believe that this recovery of preferential transfers has no merit or basis.

PAYROLL AND SALES TAX LIABILITIES

During the years ended December 31, 2013 and 2012, Tyree did not file certain required payroll tax returns on a timely basis and did not properly pay its payroll tax liabilities, including trust funds withheld on behalf of its employees. Through the assistance of an outside payroll services company, Tyree filed all delinquent payroll tax returns during the fourth quarter of 2013 and is currently in negotiations with federal and various state authorities to settle its remaining payroll tax obligations. Tyree estimates that its outstanding payroll tax liability, including penalties and interest, was approximately $4.7 million as of December 31, 2013.

During the year ended December 31, 2013, Tyree did not file required sales tax returns in various jurisdictions. Tyree subsequently filed the required returns and is currently in negotiations with various state authorities to settle the remaining sales tax liability. Tyree estimates that its outstanding sales tax liability, including penalties and interest, is approximately $1.5 million as of December 31, 2013

FINANCING

Tyree maintains a $15,000,000 revolving credit agreement with its Parent Amincor which expires on January 1, 2016. Borrowings under this agreement are collateralized by a first lien security interest in all tangible and intangible assets owned by Tyree. Availability of funding from Amincor is dependent on Amincor’s liquidity. The annual interest rate charged on this loan was approximately 5% for the year ended December 31, 2013 and 2012.

Going forward, Tyree’s growth will be difficult to attain until either (i) new working capital is available through profitable operations or (ii) new equity is invested into Tyree to facilitate organic and acquisition based growth.

LIQUIDITY

Tyree incurred net losses of $9,988,811 and $15,425,134 for the year ended December 31, 2013 and 2012, respectively. Since Tyree’s largest customer filed bankruptcy in December 2011, as noted above, Tyree has been having significant cash flow problems. Significantly reduced revenues and old accounts payable settlement payments have put stress on the available funding and the existing credit facility. In the fourth quarter of 2011 and the first quarter of 2012, management responded with a plan to term out all current vendors. Many vendors agreed to long term pay outs, so Tyree converted a portion of accounts payable to long and short term debt; at December 31, 2013 this amounted to $2,884,957. In reaction to the GPMI Bankruptcy filing, management reduced employee headcount, rescheduled accounts payable, reduced management’s salaries and reduced its rent commitments. In addition, Green Valley Oil, LLC (“Green Valley”), a sub tenant of GPMI, went out of business in June 2012. Tyree was able to secure two new customers to replace the lost business from Green Valley, but the lost business was not replaced in its entirety. Management continues to analyze Tyree’s overhead expenses and will continue to reduce its works force as necessary until it is able to replace the business lost as a result of the GPMI bankruptcy filing and the Green Valley business cessation.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

NET REVENUES

Net revenues for the year ended December 31, 2013 totaled $26,602,051 as compared to $36,559,923 for the year ended December 31, 2012, a decrease of $9,957,813 or approximately 27.2%. The decrease in revenues in 2013 can primarily be attributable to the loss of the unprofitable revenue from the Cumberland Farms maintenance contract and the elimination of other non-profitable maintenance business. The environmental business increased by 2,319,000 which was a 17.6% increase. Revenues by operating division for the year ended December 31, 2013 and December 31, 2012 were as follows:

Revenues	2013	2012

Service and Construction	$11,100,351	$22,964,189
Environmental, Compliance and Engineering	15,490,704	13,171,479
Manufacturing / International	10,996	424,255

Total	$26,602,051	$36,559,923

COST OF REVENUES

Cost of revenues for the year ended December 31, 2013 totaled $24,128,916 or approximately 90.7% of net revenues as compared to $31,188,583, or 85.3% for the year ended December 31, 2012. The primary reason for the cost of revenue increase was due to adjustments related to inventory. Due to the change in inventory valuation from average cost to first in first out, an increase in reserve obsolete inventory and several other smaller adjustments the cost of revenues increased by approximately $1.8 million for the year ended December 31, 2013.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses for the year ended December 31, 2013 totaled $8,189,584, or approximately 30.7% of net revenues compared to $11,978,445, or approximately 32.8% of net revenues for the year ended December 31, 2012, a decrease in operating expenses of 3,788,862 or approximately 31.6%. The largest reduction in operating expenses was related to administrative payroll. The payroll was reduced by approximately $1,236,000 and benefits related to that expense was reduced by approximately $252,000. The largest payroll reductions were in corporate support. In addition to the payroll reduction there were many other expense reductions throughout the company during the year ended December 31, 2013, Rent and utilities were reduced by approximately $404,000, Tools and Repairs and Maintenance were reduced by $147,000, Travel was reduced by approximately $131,000, and several other expenses were reduced by approximately $456,000. In addition, there was a very large reduction due to the amortization of intangible assets in 2012 amounting to $1,280,000. There was no amortization in 2013 as all amortizable intangible assets were impaired and written down for their entire value at the end of 2012.

LOSS FROM OPERATIONS

Loss from operations for the year ended December 31, 2013 totaled $5,716,449 or approximately 21.4% of net revenues as compared to $6,607,105, or approximately 18.1% of net revenues for the year ended December 31, 2012, a decrease in loss from operations of $890,656 or approximately 13.5%. The decrease in loss from operations was primarily due to the decreases in operating expenses as previously discussed above.

OTHER EXPENSES (INCOME)

Other expenses (income) for the year ended December 31, 2013 totaled $6,030,362 or approximately 16.1% of net revenues as compared to other expenses (income) of $8,818,029, or approximately 24.1% of net revenues for the year ended December 31, 2012, a decrease in other expenses (income) of $2,787,667 or approximately 31.6%. The primary reason for this decrease is related to a decrease in the expense related to the impairment of Tyree’s goodwill and intangible assets. Impairment of goodwill and intangible assets totaled $1,758,000 for the year ended December 31, 2013 as compared to $8,261,900, a decrease in impairment of goodwill and intangible assets of $6,503,900 or approximately 78.7%

NET LOSS

Net loss for the year ended December 31, 2013 totaled $9,988,811 as compared to $15,425,134 for the year ended December 31, 2012, a decrease in net loss of $5,436,324 or approximately 35.2%. The decrease in net loss was primarily due to the decrease in operating expenses and the decrease in impairment of goodwill and intangible assets as discussed above.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

NET REVENUES

Net revenues for the year ended December 31, 2012 totaled $36,559,923 as compared to $45,311,720 for the year ended December 31, 2011, a decrease of $8,751,797 or approximately 19.3%. The decrease in revenues in 2012 can primarily be attributable to loss of revenues from GPMI due to its bankruptcy and Green Valley’s cessation of business. Revenues by operating division for the year ended December 31, 2012 and December 31, 2011 were as follows:

Revenues	2012	2011

Service and Construction	$22,964,189	$31,274,327
Environmental, Compliance and Engineering	13,171,479	13,478,242
Manufacturing / International	424,255	559,151

Total	$36,559,923	$45,311,720

COST OF REVENUES

Cost of revenues for the year ended December 31, 2012 totaled $31,188,583 or approximately 85.3% of net revenues as compared to $35,936,431, or 79.3% for the year ended December 31, 2011. The primary reason for the cost of revenue increase was due to the loss of Getty Petroleum Marketing, Inc. and an increase in business with Cumberland Farms for the year ended December 31, 2012. The gross profit margin on Getty Petroleum Marketing, Inc.’s business was approximately 30% on fixed fee maintenance and approximately 17% on time and materials maintenance for the year ended December 31, 2011. By comparison, Tyree’s second largest customer was Cumberland Farms which had a gross profit margin below 5%. When Tyree terminated its contract with Cumberland Farms at the end of 2012, additional charge backs were incurred that brought the gross profit for the year to a negative margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses for the year ended December 31, 2012 totaled $11,978,445, or approximately 32.8% of net revenues compared to $16,280,658, or approximately 35.9% of net revenues for the year ended December 31, 2011, a decrease in operating expenses of 4,302,213 or approximately 26.4%. The largest reduction in expenses was related to administrative payroll. The payroll was reduced by $2,361,000 and benefits related to that expense was reduced by $230,000. The largest payroll reductions were in corporate support, equipment division and construction. In addition to the payroll reduction there were many smaller expense reductions throughout the company during the year ended December 31, 2012.

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

OTHER EXPENSES (INCOME)

Other expenses (income) for the year ended December 31, 2012 totaled $8,818,029 or approximately 24.1% of net revenues as compared to other expenses (income) of $832,449, or approximately 1.8% of net revenues for the year ended December 31, 2011, an increase in other expenses (income) of $7,985,580. The primary reason for this increase is related to the impairment of Tyree’s goodwill and intangible assets in accordance with a projected year over year decrease in net revenues for the year ended December 31, 2013 of approximately $8.2 million.

NET LOSS

Net loss for the year ended December 31, 2012 totaled $15,425,134 as compared to $7,737,817 for the year ended December 31, 2011, an increase in net loss of $7,687,317 or approximately 99.3%. The increase in net loss was primarily due to the factors noted above.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our consolidated or combined financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated or combined financial statements in accordance with U.S. GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amount of assets and liabilities as of the date of the financial statements, the reported amounts and classification of revenues and expenses during the periods presented, and the disclosure of contingent assets and liabilities. We evaluate our estimates and assumptions on an ongoing basis and material changes in these estimates or assumptions could occur in the future. Changes in estimates are recorded on the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances and at that time, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates if past experience or other assumptions do not turn out to be substantially accurate.

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

BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Amincor, Inc. and all of its consolidated subsidiaries (collectively the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the valuation of goodwill and intangible assets, the useful lives of tangible and intangible assets, depreciation and amortization of property, plant and equipment, allowances for doubtful accounts and inventory obsolescence, completion of contracts and loss contingencies on particular uncompleted contracts and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

REVENUE RECOGNITION

BPI

Revenue is recognized from product sales when goods are delivered to the BPI’s shipping dock, and are made available for pick-up by the customer, at which point title and risk of loss pass to the customer. Customer sales discounts are accounted for as reductions in revenues in the same period the related sales are recorded.

TYREE

Maintenance and repair services for several retail petroleum customers are performed under multi-year, unit price contracts (“Tyree Contracts”). Under these agreements, the customer pays a set price per contracted retail location per month and Tyree provides a defined scope of maintenance and repair services at these locations on an on-call or as scheduled basis. Revenue earned under Tyree Contracts is recognized each month at the prevailing per location unit price. Revenue from other maintenance and repair services is recognized as these services are rendered.

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

The asset account “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed.

The liability account, “Billings in excess of cost and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

AWWT

AWWT provides water remediation and logistics services for its clients which include any business that produces waste water. AWWT invoices clients based on bills of lading which specify the quantity and type of water treated. Revenue is recognized as water remediation services are performed.

ACCOUNTS RECEIVABLE

Accounts receivable represents amounts due from customers and is reported net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s estimate of the amount of receivables that will actually be collected after analyzing the credit worthiness of its customers and historical experience, as well as the prevailing business and economic environment. Accounts are written off when significantly past due and after exhaustive efforts at collection. Recoveries of accounts receivables previously written off are recorded as income when subsequently collected.

Tyree’s accounts receivable for maintenance and repair services and construction contracts are recorded at the invoiced amount and do not bear interest. Tyree, BPI, and AWWT extend unsecured credit to customers in the ordinary course of business but mitigate the associated risks by performing credit checks and actively pursuing past due accounts. Tyree follows the practice of filing statutory “mechanics” liens on construction projects where collection problems are anticipated.

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

PROPERTY HELD FOR INVESTMENT

Property held for investment consists of property in Pelham Manor, New York. The value of the property is based on the fair value of the property.

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

IMPAIRMENT OF LONG-LIVED ASSETS

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We assess recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset. If the Company determines that the carrying value of the asset may not be recoverable, it measures any impairment based on the asset’s fair value as compared to the asset’s carrying value.

FAIR VALUE MEASUREMENT

Financial instruments and certain non-financial assets and liabilities are measured at their fair value as determined based on the assets highest and best use. GAAP has established a framework for measuring fair value that is based on a hierarchy which requires that the valuation technique used be based on the most objective inputs available for measuring a particular asset or liability. There are three broad levels in the fair value hierarchy which describe the degree of objectivity of the inputs used to determine the fair value. The fair value hierarchy is set forth as below:

Level 1 – inputs to the valuation methodology and quoted prices (unadjusted) for ‘identical assets or liabilities in active markets.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. They are based on best information available in the absence of level 1 and 2 inputs.

The fair value of all of the Company’s financial instruments is approximately the same as their carrying amounts.

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

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The following table presents our commitments and contractual obligations as of December 31, 2013, as well as our debt obligations:

	Payments due by Period
	Total	2013	2014-2015	2016-2017	Thereafter

Long-term debt obligations	$7,377,000	$6,058,000	$1,319,000	$—	$—
Loan payable to related party	1,239,000	1,239,000	—	—	—
Capital lease obligations	891,000	350,000	433,000	108,000	—
Interest on debt obligations	1,172,000	881,000	287,000	4,000	—
Operating lease obligations	1,043,000	469,000	574,000	—	—
Other long-term obligations	—	—	—	—	—

Total	$11,722,000	$8,997,000	$2,613,000	$112,000	$—

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet financing arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Amincor has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated or combined financial statements for the three years ended December  31, 2013 begins on F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our management, including our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, and as discussed in greater detail below, our Chief Executive Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective:

•	to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and

•	to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our CEO, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets,

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of management and directors, and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Our management has not assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. Management understands that in making this assessment, it should use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Although an assessment using those criteria has not been performed, our management believes that the Company’s internal control over financial reporting was not effective at December 31, 2013.

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

Management of the Company takes very seriously the strength and reliability of the internal control environment for the Company. Going forward, the Company intends to implement new internal policies and undertake additional steps necessary to improve the control environment including, but not limited to:

•	Implementing an internal disclosure policy to govern the disclosure of material, non-public information in a manner designed to provide full and fair disclosure of information about the Company. This disclosure policy is intended to ensure that management and employees of the Company and its subsidiaries comply with applicable laws including the U.S, Securities Exchange Commission (“SEC”) Fair Disclosure Rules (Regulation FD) governing disclosure of material, non-public information to the public.

•	Strengthening the effectiveness of corporate governance through the implementation of standard policies and procedures and training employees.

•	Establishing an audit committee of the Board.

•	Assigning additional members of the management team to assist in preparing and reviewing the ongoing financial reporting process.

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

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Amincor’s business will be managed by its officers and directors. The following persons are the officers and directors of Amincor:

Name	Age	Position	Director Since

John R. Rice III	71	President and Director	2010
Joseph F. Ingrassia*	55	Vice-President, Secretary and Director	2010
Robert L. Olson	71	Director	2010

Unless otherwise indicated in the biographical information below, there are no family relationships among members of our management or Amincor, Inc.’s Board of Directors (the “Board”).

John R. Rice III, President and Director

Mr. Rice is the President and a Director of Amincor, Inc. and is jointly responsible, with Mr. Ingrassia, for monitoring the operation and the performance of the operating subsidiaries, their management teams, execution of their business plans and growth strategies, which includes identifying opportunities, analyzing acquisition or roll up opportunities, divestitures and investment in the operating subsidiaries since January 9, 2008. In addition to his duties with his work at Amincor, Mr. Rice is a managing member and principal of the Capstone group of companies which he co-founded with Joseph F. Ingrassia in 1994. Mr. Rice was responsible for overseeing international marketing of Capstone’s programs and services to investors, joint venture partners and various parties who originated business opportunities for Capstone and was jointly responsible with Mr. Ingrassia for banking relationships, client and portfolio management, supervision of due diligence and legal documentation and accounting and administration. Mr. Rice studied liberal arts and business at the University of Miami.

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

Robert L. Olson, Director

On November 26, 2012, Mr. Olson, resigned from his position as Chief Financial Officer of Amincor. Mr. Olson remains a Director of Amincor. Mr. Olson’s resignation from Amincor was not tendered in connection with any disagreement with Amincor on any matter relating to the Amincor’s operations, policies or practices. Rather, Mr. Olson became the Chief Financial Officer of Tyree Holdings Corp., a subsidiary of Amincor. Mr. Olson has been chief financial officer for private and publicly held corporations for more than 27 years. Mr. Olson received a Bachelor of Science Degree in accounting from Long Island University in 1965.

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

SUBSIDIARY COMPANIES’ MANAGEMENT BIOGRAPHICAL INFORMATION

The business of Baker’s Pride Inc. is managed by its officers:

Robert Brookhart, President, 59

Mr. Brookhart has been the President of Baker’s Pride, Inc. since October 2008 and is responsible for managing and monitoring the operations of The Jefferson Street Bakery and The Mt. Pleasant Street Bakery, developing operating budgets to measure profitability, assisting departmental directors in obtaining established goals, monitoring Food Safety Programs, federal, state and local regulation compliance, negotiating commodity contracts, product development and communicating with customers. Mr. Brookhart was responsible for baking operations and held the position of Vice-President of The Baking Company of Burlington from January 2007 to October of 2008. From 1983 through December 2006, Mr. Brookhart was the Director of Bakery Operations for Aldi, Inc. and managed the bakery operation, monitored product quality, developed and monitored the Fresh Bread Program for Aldi, Inc. and assisted in inspection and selection of new bakery suppliers as the company expanded. Mr. Brookhart attended American Institute of Baking Course in Bread Production in 1982 and the Aldi Management System programs.

The business of Environmental Holdings Corp. is managed by its officers:

Patricia Werner-Els, President, 52

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

The business of Tyree Holdings Corp. is managed by its officers:

Steven Tyree, President and Chief Operating Officer, 52

Mr. Tyree is President and Chief Operating Officer of Tyree Holdings Corp. and oversees the performance of Sales and Marketing, Business Development groups as well as the critical support functions of operations. Mr. Tyree is also responsible for strategic planning and the overall profitability, functions, development of the corporate business plan. Prior to his present position, he had been Vice-President of Sales and Marketing and Chief Executive Officer of The Tyree Organization, Hudson Valley Region, 1994-2001; Director of Remediation Recovery for Tyree Brothers Environmental Services in Farmingdale, New York, 1985-1994, and Construction Worker for Tyree Brother Environmental Services in Farmingdale, New York 1983-1985. Mr. Tyree received an A.A.S. degree in Liberal Sciences from Dean College in 1981 and received a Bachelor of Arts degree in English Literature and Journalism from Lynchburg College in 1983. Mr. Tyree’s professional affiliations include the American Management Association, the National Ground Water Association and the New York State Transportation Association.

Robert L. Olson, Chief Financial Officer, 71

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of the filings furnished to us pursuant to Rule 16a-3(e) promulgated under the Exchange Act and on representations from its executive officers, directors and persons who beneficially own more than 10% of the Common Stock, all filing requirements of such persons under Section 16(a) of the Exchange Act were complied with during the fiscal year ended December 31, 2013.

ITEM 11.	EXECUTIVE COMPENSATION

For the fiscal year ended December 31, 2013, Mr. Rice earned a salary of $200,000, Mr. Ingrassia earned a salary of $200,000 for their service as executive officers of Amincor plus the option awards discussed below.

The table below sets forth the compensation earned by the Chief Executive Officer of Baker’s Pride, Inc, and the President of Tyree Holdings Corp for the fiscal years ended December 31, 2013, 2012 and 2011 as well as the Chief Financial Officer of Tyree Holdings Corp. and President of Advanced Waste & Water Technology, Inc. for the fiscal year ended December 31, 2013. The compensation earned by the Chief Financial Officer of Amincor, Inc. and the President of Environmental Quality Services, Inc for the fiscal years ended December 31, 2012 and 2011 is included.

Name and Principal Position	Year	Salary ($)	Bonus (S)	Stock Award($)	Option Award ($)*	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Robert Brookhart CEO

	2011	$270,000	None	None	None	None	None	None	$270,000
	2012	$164,442	None	None	None	None	None	None	$164,442
	2013	$164,442	None	None	None	None	None	None	$164,442
Stephen Tyree President

	2011	$394,826	None	None	None	None	None	None	$394,826
	2012	$198,635	None	None	None	None	None	None	$198,635
	2013	$225,000	None	None	None	None	None	None	$225,000

Robert Olson CFO

	2011	$224,625	None	None	None	None	None	None	$224,625
	2012	$217,180	None	None	None	None	None	None	$217,180
	2013	$200,000	None	None	None	None	None	None	$200,000

Patricia Werner-Els President

	2011	$96,000	None	None	None	None	None	None	$96,000
	2012	$91,080	None	None	None	None	None	None	$91,080
	2013	$90,262	None	None	None	None	None	None	$90,262

*

On April 1, 2011, the Board of Directors of the Registrant approved the grant of options to purchase common stock to, Brookhart (7,000), Olson (60,000), Tyree (26,000) and Werner-Els (7,000) with an exercise price of $1.88. On September 1, 2011 the Board of Directors of the Registrant approved the grant of options to purchase common stock to Brookhart (7,000), Olson (60,000), Tyree (26,000) and Werner-Els (7,000) with an exercise price of $1.73. On each December 1, 2011 the Board of Directors of the Registrant approved the grant of options to purchase common stock to Brookhart (10,000), Olson (60,000), Tyree (26,000) and Werner-Els (7,000) with an exercise price of $1.73. On April 17, 2012, the Board of Directors of the Registrant approved the grant of options to purchase common stock to Brookhart

(10,000), Olson, (60,000), Tyree (26,000) and Werner-Els (7,000) with an exercise price of $1.13. On December 31, 2012, the Board of Directors of the Registrant approved the grant of options to purchase common stock to Brookhart (10,000), Olson (60,000), Tyree (26,000) and Werner-Els (7,000) with an exercise price of $0.65. On March 31, 2013 the Board of Directors of the Registrant approved the grant of options to purchase common stock to Brookhart (20,000), Olson (120,000), Tyree (52,000) and Werner-Els (14,000) with an exercise price of $1.00. On June 30, 2013 the Board of Directors of the Registrant approved the grant of options to purchase common stock to Brookhart (20,000), Olson (120,000), Tyree (52,000) and Werner-Els (14,000) with an exercise price of $1.00. On September 30, 2013 the Board of Directors of the Registrant approved the grant of options to purchase common stock to Brookhart (20,000), Olson (40,000), Tyree (40,000) and Werner-Els (14,000) with an exercise price of $0.50.

The options exercise price is based on the estimated fair market value of the Registrant’s share price on the date of the grant. The options vest 50% on the first anniversary of the grant date and 100% on the second anniversary of the grant date, so long as the optionee is still employed by the Registrant or its subsidiaries. The options are valid for five years from the grant date and shall expire thereafter. Each optionee will sign a Non-Qualified Stock Option Agreement with the Registrant which more fully details the terms and conditions of the grant.

Outstanding Equity Awards at Fiscal Year-Ended December 31, 2013.

On each of April 1, 2011, September 1, 2011 and December 1, 2011, the Board of Directors of the Registrant approved the grant of options to purchase common stock to John R. Rice, III, President, Joseph F. Ingrassia, Vice-President and Robert L. Olson, Director and certain management and employees of Registrant and certain officers and employees of its subsidiary companies. Messrs. Rice, Ingrassia and Olson, were each granted 60,000 options.

The options granted have an exercise price of $1.88, $1.73 and $1.73, respectively, based on the estimated fair market value of the Registrant’s share price on the date of the grant. The options vest 50% on the first anniversary of the grant date and 100% on the second anniversary of the grant date, so long as the optionee is still employed by the Registrant or its subsidiaries. The options are valid for five years from the grant date and shall expire thereafter. Each optionee will sign a Non-Qualified Stock Option Agreement with the Registrant which more fully details the terms and conditions of the grant.

On each of April 17, 2012, July 1, 2012, October 1, 2012 and December 31, 2012, the Board of Directors of the Registrant approved the grant of options to purchase common stock to John. R. Rice, III, President, Joseph F. Ingrassia, Vice-President and Robert L. Olson, Director and certain management and employees of Registrant and certain officers and employees of its subsidiary companies. Messrs. Rice, Ingrassia and Olson were each granted 60,000 options.

The options granted have an exercise price of $1.29, $1.21, $1.13 and $0.65, respectively, based on the estimated fair market value of the Registrant’s share price on the date of the grant. The options vest 50% on the first anniversary of the grant date and 100% on the second anniversary of the grant date, so long as the optionee is still employed by the Registrant or its subsidiaries. The options are valid for five years from the grant date and shall expire thereafter. Each optionee will sign a Non-Qualified Stock Option Agreement with the Registrant which more fully details the terms and conditions of the grant.

On each of March 31, 2013, June 30, 2013 and September 30, 2013, the Board of Directors of the Registrant approved the grant of options to purchase common stock to John. R. Rice, III, President, Joseph F. Ingrassia, Vice-President and Robert L. Olson, Director and certain management and employees of Registrant and certain officers and employees of its subsidiary companies. Messrs. Rice and Ingrassia were each granted 120,000 options. Mr. Olson was granted 120,000 options on March 31, 2013 and June 30, 2013 and 40,000 options on September 30, 2013.

The options granted have an exercise price of $1.00, $1.00 and $0.50, respectively based on the estimated and actual fair market value of the Registrant’s share price on the date of the grant. The options vest 50% on the first anniversary of the grant date and 100% on the second anniversary of the grant date, so long as the optionee is still employed by the Registrant or its subsidiaries. The options are valid for five years from the grant date and shall expire thereafter. Each optionee will sign a Non-Qualified Stock Option Agreement with the Registrant which more fully details the terms and conditions of the grant.

Compensation of Directors

There was no compensation paid to any director during the fiscal year ended December 31, 2013 in his capacity as such.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Class A voting common stock by (a) each person known to be a beneficial owner of more than 5% of our voting common stock as of April 15, 2014 by (b) each of our officers and directors; (c) all our officers and directors as a group. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address	Number of Class A Voting Shares Owned	Percentage of Class A Voting Shares Owned
John R. Rice III 1 Makamah Beach Road Fort Salonga, New York 11768	3,828,133	42.55%

Joseph F. Ingrassia 14511 Legends Blvd. N Ft. Meyers, Florida 33912	3,828,133	42.55%

Robert L. Olson 24 Brook Hill Lane Norwalk, CT 06851	38,000	0.42%

All Executive officers and Directors as a Group (3 persons)	7,694,766	85.52%

The shares of Common Stock in the foregoing table have not been pledged or otherwise deposited as collateral, are not the subject matter of any voting trust or other similar agreement and are not the subject of any contract providing for the sale or other disposition of securities.

On December 31, 2012, the Company approved, allotted, sold and issued to each of Mr. John R. Rice, III and Mr. Joseph F. Ingrassia 92,307 shares of Class A Voting Common Stock valued at $120,000 in consideration for additional Paid In Capital to the Company. Additionally, pursuant to an Exchange Agreement, the Company approved, allotted, sold and issued 41,154 Class B Non-Voting Shares in exchange for the interests held by ST&WT Holdings, LLC in Tyree Holdings Corp.

On September 30, 2013, the Company approved, allotted, sold and issued to Caro Capital, LLC 250,000 shares of Class A Voting Common Stock valued at $30,000 in consideration for management consulting services.

On January 9, 2014, the Company approved, allotted, sold and issued to each of Mr. John R. Rice, III and Mr. Joseph F. Ingrassia 541,666 shares of Class  A Voting Common Stock valued at $130,000 in consideration for additional Paid In Capital to the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In addition to being officers and directors of Amincor, Inc., Messrs. John R. Rice, III and Joseph F. Ingrassia are the controlling shareholders of Capstone Capital Management, Inc., which is the General Partner of both the Capstone Cayman Special Liquidity Fund, L.P. and the Capstone Special Liquidity Fund, L.P. (collectively, the “Capstone Funds”). Messrs. Rice and Ingrassia are also the owners and managing members of Capstone Credit, LLC, Capstone Capital Group, LLC and Capstone Business Funding, LLC which are asset based lenders.

Related Party Transactions

Amincor, Inc. and Baker’s Pride, Inc. entered into a loan and security agreement, dated November 1, 2010, with Capstone Capital Group, LLC, a Delaware limited liability company, an asset based lender pursuant to which Capstone Capital Group, LLC provided Baker’s Pride, Inc. an $1,000,000 credit line, with an 18% interest rate, secured by the assets of Bakers’ Pride, Inc. Amincor, Inc. and South Street Bakery, Inc. entered into a loan and security agreement, dated August 15, 2011, with Capstone Capital Group, LLC, a Delaware limited liability company, an asset based lender pursuant to which Capstone Capital Group, LLC provided South Street Bakery, Inc. an $1,000,000 credit line, with an 18% interest rate, secured by the assets of South Street Bakery, Inc. Messrs. Rice and Ingrassia are also the owners and managing members of Capstone Capital Group, LLC.

Advanced Waste & Water Technology (“AWWT”) and Tyree Environmental Corp. (Environmental”) (a subsidiary of Tyree Holdings Corp.) have entered into purchase and sale agreements on various dates throughout the year ended December 31, 2013 with Capstone Business Funding, LLC, a Delaware limited liability company, an asset based lender pursuant to which Capstone Business Funding, LLC purchases the accounts receivable of AWWT and Environmental in exchange for a cash advance on the accounts receivable. Fees for this service vary, but average as below:

Amincor Subsidiary Company	Typical Advance Rate	0 – 30 days		Each 10 day period after 30 days		Each 10 day period after 70 days
Advanced Waste & Water Technology, Inc.	70.0%	3.0	%*	1.0	%*	2.0	%*
Tyree Environmental Corp.	70.0%	2.25	%*	1.0	%*	2.0	%*

*	Percentages references in the above chart are a percentage of the total invoice sold to Capstone Business Funding, LLC

A new purchase and sale agreement is executed each time a cash advance is required and as such there is no contract in place for the ongoing sale of accounts receivables. As of the time of filing Tyree Environmental Corp. has an ongoing relationship with Capstone Business Funding, LLC. Advanced Waste & Water Technology does not have an active relationship with Capstone Business Funding, LLC. Messrs. Rice and Ingrassia are also the owners and managing members of Capstone Business Funding, LLC.

Baker’s Pride, Inc. and The Mt. Pleasant Street Bakery, Inc. (a subsidiary of Baker’s Pride, Inc.) have an active relationship with Capstone Credit, LLC, a Delaware limited liability company pursuant to which Capstone Credit, LLC purchases the accounts receivables in exchange for a cash advance on the accounts receivable. Fees for this service are as below:

Amincor Subsidiary Company	Typical Advance Rate	0 – 15 days		Each 7 day period after 15 days
Baker’s Pride, Inc.	80.0%	1.0	%*	0.5	%*
The Mt. Pleasant Street Bakery, Inc.	80.0%	1.0	%*	0.5	%*

*	Percentages references in the above chart are a percentage of the total invoice sold to Capstone Credit, LLC

Messrs. Rice and Ingrassia are also the owners and managing members of Capstone Credit, LLC

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees for professional audit services paid by us to Rosen Seymour Shapss Martin & Company LLP, our independent registered public accounting firm for the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011

Audit	$300,000	$383,397	$289,700
Audit related	0	26,685	97,856
Tax	29,980	74,898	76,188
Other	0	0	2,237

	$329,980	$484,980	$465,981

AUDIT FEES

Audit fees relate to professional services rendered in connection with the audits of our annual consolidated financials included on Form 10-K for the years ended December 31, 2013, 2012 and 2011 and the review of our 2013, 2012 and 2011 interim quarterly financial statements included in our Quarterly Reports on Form 10-Q. Audit fees also relate to the professional services rendered in connection to the audits of our following operating subsidiaries for the year ended December 31, 2011: Baker’s Pride, Inc, Environmental Holding Corp. and Tyree Holdings Corp.

AUDIT-RELATED FEES

Audit-related fees relate to professional services provided for certain of our regulatory filings, consultations regarding financial accounting and reporting standards, and the 2011 audit fees of Tyree Holdings Corp.’s employee benefits plan.

TAX FEES

Tax fees relate to professional services provided in connection with the preparation of federal, state and local consolidated tax returns of Amincor, Inc. and our following operating subsidiaries: Amincor Contract Administrators, Inc., Amincor Other Assets, Inc., Baker’s Pride, Inc, Epic Sports International, Inc., Environmental Holding Corp., Masonry Supply Holding Corp., Tulare Holdings, Inc. and Tyree Holdings Corp.

PRE-APPROVAL POLICIES AND PROCEDURES

Our Board of Directors has authorized, in accordance with the Sarbanes-Oxley Act of 2002 requiring pre-approval of all auditing services and all audit related, tax or other services not prohibited under Section 10A(g) of the Securities Exchange Act of 1934, as amended, to be performed for us by our independent auditor, subject to the de minimus exception described in Section 10A(i)(1)(B) of the Exchange Act. The Board of Directors authorized our independent auditor to perform audit services required in connection with the annual audit relating to our fiscal years ended December 31, 2013, 2012 and 2011. Our Board of Directors is responsible for granting pre-approvals of other audit, audit-related, tax and other services to be performed for us by our independent auditor.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial statements and schedules filed as a part of this report are listed on the “Index to Financial Statements” contained herein. All other schedules are omitted because (i) they are not required under the instructions, (ii) they are inapplicable or (iii) the information is included in the financial statements.

(b) Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation of Amincor, Inc. (Incorporated by reference to Company’s Registration Statement on Form 10 filed on August 4, 2010)

3.2	Amincor, Inc. By-Laws (Incorporated by reference to Company’s Registration Statement on Form 10 filed on August 4, 2010)

3.3	Certificate of Incorporation of Amincor Contract Administrators, Inc. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

3.4	Certificate of Incorporation of Amincor Other Assets, Inc. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

3.5	Certificate of Incorporation of Baker’s Pride, Inc. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

3.6	Certificate of Incorporation of the Mount Pleasant Street Bakery, Inc. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

3.7	Certificate of Incorporation of the Jefferson Street Bakery, Inc. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

3.8	Certificate of Amendment to the Articles of Incorporation of Epic Sports International, Inc. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

3.9	Certificate of Incorporation of Environmental Holding Corp. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

3.10	Certificate of Incorporation of Environmental Quality Services, Inc. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

3.11	Certificate of Incorporation of Masonry Supply Holding Corp. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

3.12	Certificate of Incorporation of Imperia Masonry Supply Corp. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

3.13	Certificate of Incorporation Tulare Holdings, Inc. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

3.14	Articles of Formation Tulare Frozen Foods, LLC (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

3.15	Certificate of Incorporation Tyree Holdings Corp. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

3.16	Certificate of Incorporation Tyree Environmental Corp. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

3.17	Certificate of Incorporation Tyree Equipment Corp. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

3.18	Certificate of Incorporation Tyree Service Corp. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

3.19	Certificate of Incorporation The South Street Bakery, Inc. (Incorporated by reference to Company’s Form 10-K filed on April 16, 2012)

3.20	Certificate of Incorporation Advanced Waste & Water Technology, Inc. ((Incorporated by reference to Company’s Form 10-Q filed on May 18, 2012)

10.1	Share Exchange Agreement between Amincor, Inc. and Tulare Frozen Foods Inc. (Incorporated by reference to Company’s Registration Statement on Form 10 filed on August 4, 2010)

10.2	Letter of Intent for Acquisition of Tulare Holdings, Inc. (Incorporated by reference to Company’s Registration Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

10.3	Discount Factoring Agreement between Capstone Business Credit, LLC and Tulare Frozen Foods, Inc. (Incorporated by reference to Company’s Registration Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

10.4	Purchase Order Financing Agreement between Tulare Frozen Foods, Inc. and Capstone Capital Group I, LLC (Incorporated by reference to Company’s Registration Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

10.5	Amendment to Purchase Order Financing Agreement between Tulare Frozen Foods, Inc. and Capstone Capital Group I, LLC (Incorporated by reference to Company’s Registration Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

10.6	Letter of Intent for the acquisition of Baker’s Pride, Inc. (Incorporated by reference to Company’s Registration Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

10.7	Letter of Intent for the acquisition of Imperia Masonry Supply Corp. (Incorporated by reference to Company’s Registration Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

10.8	Letter of Intent for the acquisition of Klip America, Inc. (Incorporated by reference to Company’s Registration Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

10.9	Letter of Intent for the acquisition of Tyree Holdings Corp. (Incorporated by reference to Company’s Registration Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

10.10	Stock Purchase Agreement, dated October 18, 2010, by and among Registrant, Hammond Investments, Ltd. and Capstone Special Purpose Fund, LP for the purchase of Tyree Holdings Corp. (Incorporated by reference to Company’s Current Report on Form 8-K filed on October 19, 2010)

10.11	Stock Purchase Agreement, dated October 18, 2010, by and among Registrant, Hammond Investments, Ltd. and Capstone Special Purpose Fund, LP for the purchase of Masonry Supply Holding Corp. (Incorporated by reference to Company’s Current Report on Form 8-K filed on October 19, 2010)

10.12	Stock Purchase Agreement, dated October 18, 2010, by and among Registrant, Hammond Investments, Ltd. and Capstone Special Purpose Fund, LP for the purchase of Baker’s Pride, Inc. (Incorporated by reference to Company’s Current Report on Form 8-K filed on October 19, 2010)

10.13	Stock Purchase Agreement, dated October 18, 2010, by and between Registrant and Universal Apparel Holdings, Inc. for the purchase of Epic Sports International, Inc. (Incorporated by reference to Company’s Current Report on Form 8-K filed on October 19, 2010)

10.14	Strategic Alliance Agreement, dated October 26, 2010, by and between Epic Sports International, Inc and Samsung C&T America, Inc. (Incorporated by reference to Company’s Current Report on Form 8-K filed on October 29, 2010)

10.15	Option Agreement, dated October 26, 2010, for Samsung to Purchase Shares of Epic Sports International, Inc. (Incorporated by reference to Company’s Current Report on Form 8-K filed on October 29, 2010)

10.16	Form of Non-Qualified Stock Option Agreement, dated December 31, 2010 (Incorporated by reference to Company’s Current Report on Form 8-K filed on January 26, 2011)

10.17	Surrender of Collateral, Strict Foreclosure and Release Agreement, dated January 3, 2011 for the assets to be assigned to Environmental Quality Services, Inc. (Incorporated by reference to Company’s Current Report on Form 8-K filed on January 26, 2011)

10.18	Loan and Security Agreement, dated November 1, 2010, by and among Amincor, Inc., Baker’s Pride, Inc. and Capstone Capital Group, LLC (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

10.19	License Agreement, dated January 1, 2011, by and between Amincor, Inc. and Brescia Apparel Corp. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

10.20	Transition Services Agreement, dated as of December 31, 2009, by and among Capstone Capital Group I, LLC, Capstone Business Credit, LLC, Capstone Capital Management, Inc., Capstone Trade Partners, Ltd. and Joning, Corp. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

10.21	Amendment to Transition Services Agreement, dated as of December 31, 2010, by and among Capstone Capital Group I, LLC, Capstone Business Credit, LLC, Capstone Capital Management, Inc., Capstone Trade Partners, Ltd. and Joning, Corp. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

10.22	Loan Agreement, by and between Baker’s Pride, Inc. and Central State Bank, dated January 27, 2012

14.1	Code of Ethics (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

21	Organizational Chart of Amincor, Inc. and its subsidiaries(Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Lease for Tulare Premises (Incorporated by reference to Company’s Registration Statement on Form 10 filed on August 4, 2010)

99.2	Tulare Equipment Lease (Incorporated by reference to Company’s Registration Statement on Form 10 filed on August 4, 2010)

99.3	Amendment to Lease for Tulare Premises (Incorporated by reference to Company’s Registration Statement on Form 10 filed on August 4, 2010)

99.4	Amendment to Tulare Equipment Lease (Incorporated by reference to Company’s Registration Statement on Form 10 filed on August 4, 2010)

99.5	Organizational Chart – Capstone companies (Incorporated by reference to Company’s Registration Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

99.6	Organizational Chart – Tulare Holdings, Inc. (Incorporated by reference to Company’s Registration Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

99.7	Lease Agreement, dated August 12, 2011, by and among Corbi Properties, LLC, Clear Lake Specialty Products, Inc. and The South Street Bakery, Inc. (Incorporated by reference to Company’s Form 10-Q filed on August 16, 2011)

99.8	Option Agreement, dated August 12, 2011, by and among Corbi Properties, LLC, Clear Lake Specialty Products, Inc. and The South Street Bakery, Inc. (Incorporated by reference to Company’s Form 10-Q filed on August 16, 2011)

*	filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMINCOR, INC.

Date: April 15, 2014

/s/ John R. Rice, III
By:	John R. Rice, III, President

Date: April 15, 2014

/s/ Joseph F. Ingrassia
By:	Joseph F. Ingrassia, Interim Chief Financial Officer

BOARD OF DIRECTORS

Date: April 15, 2014

/s/ John R. Rice, III
John R. Rice, III, Director

/s/ Joseph F. Ingrassia
Joseph F. Ingrassia, Director

/s/ Robert L. Olson
By:	Robert L. Olson, Director

AMINCOR, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

THREE YEARS ENDED DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Amincor, Inc.

We have audited the accompanying consolidated balance sheets of Amincor, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring net losses from operations and has a working capital deficit of $34,430,921 and a (deficit) equity of $14,124,422 as of December 31, 2013. The future of the Company is dependent upon its ability to raise debt and equity financing, and to achieve profitable operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CERTIFIED PUBLIC ACCOUNTANTS

New York, New York

April 15, 2014

PART I – FINANCIAL INFORMATION

Item  1. Financial Statements.

Amincor, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2013 and 2012

	2013	2012

Assets

Current assets:
Cash	$295,793	$357,029
Accounts receivable, net of allowance of $449,747 and $428,953 at December 31, 2013 and 2012, respectively	5,449,234	4,738,464
Inventories, net	838,164	2,620,899
Costs and estimated earnings in excess of billings on uncompleted contracts	40,049	30,260
Prepaid expenses and other current assets	458,065	689,282
Current assets - discontinued operations	—	672,744

Total current assets	7,081,305	9,108,678

Property, plant and equipment, net
Property, plant and equipment, net - continuing operations	12,260,857	14,176,026
Property held for investment	6,000,000	—
Property, plant and equipment, net - discontinued operations	—	348,798

Total property, plant and equipment, net	18,260,857	14,524,824

Other assets:
Mortgages receivable, net	—	6,000,000
Loan receivable, net of allowance of $260,000 at December 31, 2013	240,000	—
Goodwill	22,241	22,241
Other intangible assets	851,000	2,609,000
Other assets	53,648	44,160
Assets available for sale	2,086,433	2,566,433
Other assets- discontinued operations	—	139,804

Total other assets	3,253,322	11,381,638

Total assets	$28,595,484	$35,015,140

Amincor, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2013 and 2012

	2013	2012
Liabilities and (Deficit) Equity

Current liabilities:
Accounts payable	$11,849,200	$12,261,127
Assumed liabilities - current portion	1,409,295	1,123,594
Accrued expenses and other current liabilities	5,807,148	2,937,543
Loans payable to related party	8,493,689	1,289,036
Notes payable - current portion	7,957,909	6,057,595
Capital lease obligations - current portion	215,859	267,021
Billings in excess of costs and estimated earnings on uncompleted contracts	675,786	446,295
Deferred revenue	101,675	358,911
Current liabilities - discontinued operations	5,001,665	5,510,564

Total current liabilities	41,512,226	30,251,686

Long-term liabilities:
Assumed liabilities - net of current portion	—	132,374
Capital lease obligations - net of current portion	170,890	432,600
Due to related party	809,731	902,397
Notes payable - net of current portion	220,955	1,318,672
Other long-term liabilities	6,104	13,429
Long-term liabilities - discontinued operations	—	130,625

Total long-term liabilities	1,207,680	2,930,097

Total liabilities	42,719,906	33,181,783

Commitments and contingencies

(Deficit) equity:
Amincor shareholders’ (deficit) equity:
Convertible preferred stock, $0.001 par value per share; 3,000,000 authorized, 1,752,823 issued and outstanding	1,753	1,753
Common stock - class A; $0.001 par value; 22,000,000 authorized, 7,913,023 issued and oustanding	7,913	7,663
Common stock - class B; $0.001 par value; 40,000,000 authorized, 21,286,344 issued and outstanding	21,286	21,286
Additional paid-in capital	87,201,076	86,549,322
Accumulated deficit	(100,852,132)	(84,342,834)

Total Amincor shareholders’ (deficit) equity	(13,620,104)	2,237,190

Noncontrolling interest deficit:	(504,318)	(403,833)

Total (deficit) equity	(14,124,422)	1,833,357

Total liabilities and (deficit) equity	$28,595,484	$35,015,140

The accompanying notes are an integral part of these consolidated financial statements

Amincor, Inc. and Subsidiaries

Consolidated Statements of Operations

Three Years Ended December 31, 2013

	2013	2012	2011

Net revenues	$28,674,581	$51,246,412	$61,280,666

Cost of revenues	27,894,491	42,181,596	46,978,496

Gross profit	780,090	9,064,816	14,302,170

Selling, general and administrative	11,255,633	18,459,847	27,083,918

Loss from operations	(10,475,543)	(9,395,031)	(12,781,748)

Other expenses (income):
Interest expense, net	1,819,402	1,254,622	799,308
Other expense (income)	2,281,570	(397,321)	(197,733)
Impairment of goodwill and intangible assets	1,758,000	20,845,296	—

Total other expenses (income)	5,858,972	21,702,597	601,575

Loss before provision for income taxes	(16,334,515)	(31,097,628)	(13,383,323)

Provision for income taxes	—	—	—

Net loss from continuing operations	(16,334,515)	(31,097,628)	(13,383,323)

Income (loss) from discontinued operations	(475,210)	(2,062,855)	(9,675,878)
Gain from sale of discontinued operations	199,942	—	—

Net loss	(16,609,783)	(33,160,483)	(23,059,201)

Net loss attributable to non-controlling interests	(100,485)	(711,931)	(1,096,350)

Net loss attributable to Amincor shareholders	$(16,509,298)	$(32,448,552)	$(21,962,851)

Net loss per share from continuing operations - basic and diluted:

Net loss from continuing operations	$(0.56)	$(1.08)	$(0.47)

Weighted average shares outstanding - basic and diluted	29,012,381	28,724,218	28,723,599

Net loss per share attributable to Amincor shareholders - basic and diluted:

Net loss attributable to Amincor shareholders	$(0.57)	$(1.13)	$(0.76)

Weighted average shares outstanding - basic and diluted	29,012,381	28,724,218	28,723,599

The accompanying notes are an integral part of these consolidated financial statements

Amincor, Inc. and Subsidiaries

Consolidated Statement of Changes in Shareholders’ (Deficit) Equity

Three Years Ended December 31, 2013

	Amincor, Inc. and Subsidiaries
	Convertible Preferred Stock		Common Stock- Class A		Common Stock - Class B		Additional Paid-in	Accumulated	Non-controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit	(Deficit) Equity
Balances at December 31, 2010	1,752,823	$1,753	7,478,409	$7,478	21,245,190	$21,245	$83,864,676	$(28,130,851)	$1,179,471	$56,943,772

Acquisition of Environmental Quality Services, Inc.	—	—	—	—	—	—	145,000	—	—	145,000
Share based compensation of employees	—	—	—	—	—	—	415,000	—	—	415,000
Acquisition of common shares of Tyree Holdings Corp.	—	—	—	—	—	—	1,075,393	(863,008)	(212,385)	—
Net loss	—	—	—	—	—	—	—	(21,962,851)	(1,096,350)	(23,059,201)

Balances at December 31, 2011	1,752,823	$1,753	7,478,409	$7,478	21,245,190	$21,245	$85,500,069	$(50,956,710)	$(129,264)	$34,444,571

Issuance of shares to officers for cash	—	—	184,614	185	—	—	119,815	—	—	120,000
Exchange of common shares of Tyree Holdings Corp. for common shares of Amincor, Inc.	—	—	—	—	41,154	41	(41)	—	—	—
Share Based Compensation	—	—	—	—	—	—	429,269	—	—	429,269
Acquisition of Common shares of Tyree Holdings Corp.	—	—	—	—	—	—	500,210	(937,572)	437,362	—
Net loss	—	—	—	—	—	—	—	(32,448,552)	(711,931)	(33,160,483)

Balances at December 31, 2012	1,752,823	$1,753	7,663,023	$7,663	21,286,344	$21,286	$86,549,322	$(84,342,834)	$(403,833)	$1,833,357

Share based compensation of employees	—	—	—	—	—	—	622,004	—	—	622,004
Issuance of common stock as compensation for financial consulting services	—	—	250,000	250	—	—	29,750	—	—	30,000
Net loss	—	—	—	—	—	—	—	(16,509,298)	(100,485)	(16,609,783)

Balances at December 31, 2013	1,752,823	$1,753	7,913,023	$7,913	21,286,344	$21,286	$87,201,076	$(100,852,132)	$(504,318)	$(14,124,422)

The accompanying notes are an integral part of these consolidated financial statements

Amincor, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Years Ended December 31, 2013

	2013	2012	2011

Cash flows from operating activities:
Net loss from continuing operations	$(16,334,515)	$(31,097,628)	$(13,383,323)
Adjustments to reconcile net loss to net cash from continuing operations (used in) provided by operating activities:
Depreciation and amortization of property, plant and equipment	1,785,007	1,461,293	1,727,831
Amortization of intangible assets	—	1,499,561	3,589,075
Amortization of deferred financing costs	—	162,973	156,492
Impairment of goodwill and intangible assets	1,758,000	20,845,296	—
Stock based compensation of employees	622,004	429,269	415,000
Common shares issued to consultants for services	29,800	—	—
Gain on sale of equipment	—	(125,026)	(89,272)
Provision for doubtful accounts	3,402	—	4,084,978
Provision for credit losses	260,000	—	180,000
Changes in assets and liabilities:
Accounts receivable	(714,172)	3,164,381	(3,299,403)
Inventories	1,782,735	1,852,346	(1,103,383)
Costs and estimated earnings in excess of billings on uncompleted contracts	(9,789)	351,671	(102,779)
Prepaid expenses and other current assets	1,165,437	(205,590)	(220,141)
Other assets	(9,488)	298,760	(191,945)
Accounts payable	(255,962)	5,206,618	4,359,449
Accrued expenses and other current liabilities	2,869,605	232,046	(163,136)
Billings in excess of costs and estimated earnings on uncompleted contracts	229,491	(659,446)	568,916
Deferred revenue	(257,236)	(307,647)	192,558
Other long-term liabilities	(7,325)	(54,884)	(3,348)

Net cash (used in) provided by operating activities - continuing operations	(7,083,006)	3,053,993	(3,282,431)

Cash flows from investing activities:
Purchases of property and equipment	—	(3,378,969)	(402,838)
Proceeds from sale of equipment	170,663	125,026	135,545

Net cash provided by (used in) investing activities - continuing operations	170,663	(3,253,943)	(267,293)

Cash flows from financing activities:
Net proceeds/loans from related parties	7,111,987	458,111	1,831,982
Proceeds from issuance of common stock	200	120,000	—
Principal payments of capital lease obligations	(312,872)	(232,518)	55,619
Borrowings from (repayments of) notes payable	(328,089)	712,063	664,006
Proceeds from loans with related parties	—	—	145,000
Assumed liabilities	153,327	(1,069,125)	(546,016)

Net cash provided by (used in) financing activities - continuing operations	6,624,553	(11,469)	2,150,591

Net cash used in continuing operations	(287,790)	(211,419)	(1,399,133)

Net cash provided by (used in) operating activities - discontinued operations	340,604	(658,394)	(6,372,976)
Net cash provided by investing activities - discontinued operations	16,575	101,000	6,414,827
Net cash (used in) provided by financing activities - discontinued operations	(130,625)	(148,519)	24,318

Amincor, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Years Ended December 31, 2013

	2013	2012	2011

Net cash provided by (used in) discontinued operations	226,554	(705,913)	66,169

Decrease in cash	(61,236)	(917,332)	(1,332,964)

Cash, beginning of period	357,029	1,274,361	2,607,325

Cash, end of period	$295,793	$357,029	$1,274,361

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$621,744	$98,956	$—

Income taxes	$—	$80,082	$—

Non-cash investing and financing activities:

Financing of insurance by notes payable	$934,220	$1,003,993	$—

Conversion of accounts payable to term notes payable	$155,965	$1,548,655	$—

Acquisition of equipment by notes payable	$40,501	$254,488	$—

Sale of the common stock of Environmental Quality Services, Inc. effectively on April 1, 2013	$199,942	$—	$—

Foreclosure on the mortgages receivable related to the property in Pelham Manor, New York	$6,000,000	$—	$—

1. Organization and Nature of Business

Amincor, Inc. (“Amincor”) was incorporated on October 8, 1997 and is headquartered in New York, New York. During 2012, 2011 and 2010, Amincor acquired directly or indirectly all or a majority of the outstanding stock of the following companies:

Advanced Waste & Water Technology, Inc. (“AWWT”)

Baker’s Pride, Inc. (“BPI”)

Environmental Quality Services, Inc. (“EQS”)

Epic Sports International, Inc. (“ESI”)

Masonry Supply Holding Corp. (“Masonry” or “IMSC”)

Tulare Holdings, Inc. (“Tulare Holdings”, or “Tulare”)

Tyree Holdings Corp. (“Tyree”)

As of December 31, 2013, AWWT, BPI, Tyree and Amincor Other Assets, Inc. (“Other Assets”) are operating subsidiaries of Amincor.

AWWT

AWWT performs water remediation services in the Northeastern United States and is headquartered in Farmingdale, New York.

BPI

BPI manufactures bakery food products, consisting primarily of several varieties of sliced and packaged private label bread in addition to fresh and frozen varieties of donuts, in the Midwest and Eastern region of the United States. BPI is headquartered and operates facilities in Burlington, Iowa.

On October 31, 2012, BPI’s most significant customer terminated its contract with the Company due to BPI’s inability to meet certain pricing, cost and product offering needs.

TYREE

Tyree performs maintenance, repair and construction services to customers with underground petroleum storage tanks and petroleum product dispensing equipment. Complimenting these services, Tyree is engaged in environmental consulting, site assessment, analysis and management of site remediation for owners and operators of property with petroleum storage facilities. Tyree markets its services throughout the Northeast and Mid-Atlantic regions of the United States to national and multinational enterprises, as well as to local and national governmental agencies and municipalities. The majority of Tyree’s revenue is derived from customers in the Northeastern United States. Tyree’s headquarters are located in Mt. Laurel, New Jersey.

OTHER ASSETS

Other Assets was incorporated to hold real estate, equipment and loan receivables.

On April 30, 2013, Other Assets sold its 360,000 square foot facility located in Allentown, Pennsylvania. The property was sold for $500,000, less outstanding taxes and costs due and owing on the property, for net sale proceeds of $232,497.

On December 19, 2013, Other Assets executed a promissory note against its property located in Pelham Manor, New York. The promissory note is for $1.5 million and calls for interest only payments of $15,000 per month, with the full principal balance due on January 1, 2015. The note carries an interest rate of 12.0% per annum.

DISCONTINUED OPERATIONS

During 2011, Amincor discontinued the operations of Masonry, Tulare, and ESI. On April 1, 2013, Amincor sold the business of EQS to a former manager of the Company.

MASONRY

Masonry manufactured and distributed concrete and lightweight block to the construction industry and also operated a retail home center and showroom, where it sold masonry related products, hardware and building supplies to customers. Masonry’s headquarters, showroom and operating facility were located in Pelham Manor, New York.

TULARE HOLDINGS

Tulare prepared and packaged frozen vegetables (primarily spinach), from produce supplied by growers, for the food service and retail markets throughout southern California and the southwestern United States. Tulare sold to retailers under a private label, and to food brokers and retail food stores under the Tulare Frozen Foods label. Tulare’s headquarters and processing facility was located in Lindsay, California.

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

2. Summary of Significant Accounting Policies

BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Amincor and all of its consolidated subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include the valuation of goodwill and intangible assets, the useful lives of tangible and intangible assets, depreciation and amortization of property, plant and equipment, allowances for doubtful accounts and inventory obsolescence, completion of contracts and loss contingencies on particular uncompleted contracts and the valuation allowance on deferred tax assets. Actual results could differ from those estimates.

REVENUE RECOGNITION

BPI

Revenue is recognized from product sales when goods are delivered to BPI’s shipping dock, and are made available for pick-up by the customer, at which point title and risk of loss pass to the customer. Customer sales discounts are accounted for as reductions of revenues in the same period the related sales are recorded.

TYREE

Maintenance and repair services for several retail petroleum customers are performed under multi-year, unit price contracts (“Tyree Contracts”). Under these agreements, the customer pays a set price per contracted retail location per month and Tyree provides a defined scope of maintenance and repair services at these locations on an on-call or as scheduled basis. Revenue earned under Tyree Contracts is recognized each month at the prevailing per location unit price. Revenue from other maintenance and repair services is recognized as these services are rendered.

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

The asset account “Costs and estimated earnings in excess of billings on uncompleted contracts,” represents revenues recognized in excess of amounts billed.

The liability account, “Billings in excess of cost and estimated earnings on uncompleted contracts,” represents billings in excess of revenues recognized.

AWWT

AWWT provides water remediation and logistics services for its clients which include any business that produces waste water. AWWT invoices clients based on bills of lading, which specify the quantity and type of water treated. Revenue is recognized as water remediation services are performed.

ACCOUNTS RECEIVABLE

Accounts receivable represents amounts due from customers and is reported net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s estimate of the amount of receivables that will actually be collected after analyzing the credit worthiness of its customers and historical experience, as well as the prevailing business and economic environment. Accounts are written off when significantly past due and after exhaustive efforts at collection. Recoveries of accounts receivables previously written off are recorded as income when subsequently collected.

Tyree’s accounts receivable for maintenance and repair services and construction contracts are recorded at the invoiced amount and do not bear interest. Tyree, BPI, and AWWT extend unsecured credit to customers in the ordinary course of business but mitigate the associated risks by performing credit checks and actively pursuing past due accounts. Tyree follows the practice of filing statutory “mechanics” liens on construction projects where collection problems are anticipated.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets. Leasehold improvements are amortized over the lesser of their estimated useful lives or the remaining lease terms. Expenditures for repairs and maintenance are charged to operations as incurred. Renewals and betterments are capitalized. Upon the sale or retirement of an asset, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is recognized in the results of operations.

PROPERTY HELD FOR INVESTMENT

Property held for investment consists property in Pelham Manor, New York. The value of the property is based on the fair value of the property.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset. If the Company determines that the carrying value of the asset may not be recoverable, it measures any impairment based on the asset’s fair value as compared to the asset’s carrying value.

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

GAAP requires that, in applying the liability method, the financial statement effects of an uncertain tax position be recognized based on the outcome that is more likely than not to occur. Under the criterion the most likely resolution of an uncertain tax position should be analyzed based on technical merits and on the outcome that would likely be sustained under examination.

FAIR VALUE MEASUREMENT

Financial instruments and certain non-financial assets and liabilities are measured at their fair value as determined based on the assets highest and best use. GAAP has established a framework for measuring fair value that is based on a hierarchy which requires that the valuation technique used be based on the most objective inputs available for measuring a particular asset or liability. There are three broad levels in the fair value hierarchy which describe the degree of objectivity of the inputs used to determine the fair value. The fair value hierarchy is set forth as below:

Level 1 – inputs to the valuation methodology and quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement. They are based on best information available in the absence of level 1 and 2 inputs.

The fair value of all of the Company’s financial instruments is approximately the same as their carrying amounts.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or could otherwise cause the issuance of common stock. Such contracts include stock options and convertible preferred stock, which when exercised or converted into common stock would cause the issuance of common stock that then would share in earnings (loss). Such potential additional common shares are included in the computation of diluted earnings per share. Diluted loss per share is not computed for the years ended December 31, 2013, 2012 and 2011 because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

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

ADVERTISING COSTS

Advertising costs are charged to expense as incurred and are included in selling, general and administrative costs on the consolidated statements of operations. Advertising expenses were approximately $26,000, $62,000 and $74,000 for the years ended December 31, 2013, 2012 and 2011, respectively.

RECLASSIFICATIONS

Certain reclassifications have been made to the accompanying consolidated financial statements of prior periods to conform to the current period’s presentation.

3. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring net losses from operations and had a working capital deficit of $34,430,921 and a (deficit) equity of $14,124,422 as of December 31, 2013, which raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its capability to raise additional funds through debt and equity financing, and to achieve profitable operations. Management’s plans to continue as a going concern and to achieve a profitable level of operations are as follows:

•	Advanced Waste & Water Technology, Inc.

•	Successfully selling large-scale waste water treatment equipment through AWWT’s established licensing agreement.

•	Acquiring the company with which AWWT has established its licensing agreement.

•	Baker’s Pride, Inc.

•	Securing additional donut and bread customers to increase the utilization of existing plant assets and place significant and competitive bids to strategic players within the fresh bread manufacturing industry, as well as increase revenues from its existing customers,

•	Increasing co-pack donut, bread and bun business once the existing plant assets are operating at maximum capacity,

•	Negotiating with the commercial bank to begin amortizing its bridge loan, which matures on September 1, 2014, when BPI’s cash flow improves.

•	Tyree Holdings Corp.

•	Increasing sales of the environmental business unit to existing customers and bid on additional jobs outside of Tyree’s current customer base. Tyree’s ability to succeed in securing additional environmental business depends on the ability of one of Tyree’s primary customers to secure remediation work by bidding environmental liabilities currently present on gasoline stations and referring this work to Tyree,

•	Evaluating Tyree’s construction and maintenance business units with respect to their ability to increase margins and operate profitably independent of each other,

•	Liquidating excess inventory that will not be utilized in the normal course of operations during the next six months to generate additional working capital.

•	Amincor Other Assets, Inc.

•	Liquidating assets held for sale to provide working capital to the Company’s subsidiaries,

•	Renting out assets held for sale to offset the costs of ownership of those assets wherever possible, if the assets cannot be liquidated.

•	Amincor, Inc.

•	Securing new financing from a financial institution to provide needed working capital to the subsidiary companies.

While management believes that it will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at the Company’s current levels through at least December 31, 2014, if the Company is not able to do so and if the Company is unable to become profitable in 2014, the Company would likely need to modify its plans and/or cut back on its operations. If the Company is able to raise additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result. However, if management’s plans are not achieved, if significant unanticipated events occur, or if the Company is unable to obtain the necessary additional funding on favorable terms or at all, management would likely have to modify its business plans to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4. Business Combinations

The Company’s acquisition of five of its subsidiaries (BPI, Tyree, Masonry, Tulare and ESI) in 2010 has been accounted for using the pooling-of-interest method, as they were all under common control.

In connection with the acquisitions, the Company assumed liabilities for the payment of certain delinquent accounts payable, income taxes, litigation settlements and other specified liabilities. The Company has since negotiated repayment terms with the majority of the parties owed. The remaining amounts due are non-interest bearing and have terms ranging in duration from 1 to 36 months. The balances of these assumed liabilities totaled approximately $1,409,000 and $1,256,000 as of December 31, 2013 and 2012, respectively.

AWWT

On November 5, 2012, the Company acquired all of the assets and assumed some of the liabilities of Environmental Waste Treatment, LLC (“EWT Business”), which is a company in the business of providing water remediation services, in exchange for a note payable of $50,000 to the seller. The Company assigned the EWT Business to AWWT.

The Company accounted for the AWWT acquisition as a business combination and the estimated fair values at November 5, 2012 of assets acquired and liabilities assumed have been allocated as follows:

Amount
Accounts receivable	$81,972
Property, plant and equipment	307,600
Current liabilities assumed	(144,337)
Long-term liabilities assumed	(217,476)
Note payable to seller	(50,000)

Total identifiable net liabilities assumed	(22,241)

Goodwill	22,241

Net assets acquired	$—

For the period November 5, 2012 to December 31, 2012, the revenues and net loss of AWWT was approximately $93,000 and $35,000, respectively. Such amounts are included in the accompanying 2012 consolidated statement of operations.

Pro forma information for the operations of AWWT for the periods prior to the acquisition are not present since AWWT was not material to the Company’s consolidated results of operations and earnings per share.

EQS

In 2011, the Company acquired all of the assets and assumed some of the liabilities of Environmental Testing Laboratories, Inc. (“ETL Business”), a company in the business of providing environmental testing and laboratory services in exchange for forgiving the debt of the former owner. The Company assigned the ETL Business to EQS.

The Company accounted for the EQS acquisition as a business combination and the total consideration of $145,000 has been allocated to the net assets acquired and liabilities assumed based on their respective estimated fair values at January 3, 2011 as follows:

Amount
Equipment	$395,054
Other intangibles	135,000
Accounts payable	(36,844)
Assumed liabilities	(362,198)
Note payable	(522,501)

Total identifiable net liabilities assumed	(391,489)

Goodwill	536,489

Net assets acquired	$145,000

For the period ended January 3, 2011 to December 31, 2011, the revenues and net loss of EQS was approximately $1,251,000 and $461,000, respectively, which are included in the accompanying 2011 consolidated statement of operations.

Pro forma information for the operations of EQS for the period prior to the acquisition is not present since EQS was not material to the Company’s consolidated results of operations and earnings per share.

5. Discontinued Operations

Effective June 30, 2011, the Company discontinued the operations of Masonry and Tulare Holdings, Inc., effective September 30, 2011 the Company discontinued the operations of Epic Sports International, Inc and effective April 1, 2013, the Company discontinued the operations of Environmental Quality Services, Inc. As a result, losses from Masonry, Tulare, EQS and ESI are included in the loss from discontinued operations in the accompanying consolidated financial statements for the years ended December 31, 2013, 2012 and 2011. Assets and liabilities related to discontinued operations are presented separately on the consolidated balance sheets as of December 31, 2013 and 2012. Changes in net cash from discontinued operations are presented in the accompanying consolidated statements of cash flows for the years ended December 31, 2013, 2012 and 2011. All prior period information has been reclassified to conform to the current period presentation.

As part of determining whether to discontinue the operations of Masonry, Tulare Holdings and ESI and EQS, the Company evaluated the carrying values of the assets of those companies. For Masonry, Tulare Holdings and ESI, the Company determined that as of December 31, 2011, the carrying value of such assets was not recoverable. Therefore, the Company recorded an impairment charge of approximately $2.9 million for the year ended December 31, 2011, of which approximately $1.2 million related to the reduction of the carrying value of property and equipment to the estimated fair value, approximately $1.4 million related to the write off of intangible assets, and approximately $300,000 related to the impairment of other assets.

Pursuant to a Stock Purchase Agreement, effective April 1, 2013, EHS, a wholly-owned subsidiary of Amincor, sold all of its right, title and interest in all of the common stock of EQS to Essential Environmental Technologies.

The gain on the sale of EQS is summarized as follows:

Description	Amount

Purchase price promissory note	$500,000
Liabilities assumed by the Buyer	668,171

1,168,171

Assets transferred	(968,229)

Gain on the sale of EQS	$199,942

The $500,000 promissory note has a maturity date of April 1, 2018 and is secured by the assets sold. The annual interest rate on the note is 8% per annum, with the first two years consisting of interest payments only and, subsequently, the note is to be amortized over a three year period.

As of December 31, 2013, there were no assets remaining related to discontinued operations.

The following amounts related to Masonry, Tulare, EQS and ESI have been segregated from continuing operations and reported as discontinued operations:

	For the Years Ended December 31,
	2013	2012	2011
Results From Discontinued Operations:
Net revenues from discontinued operations	$231,887	$1,232,344	$6,104,751

Income (loss) from discontinued operations	$(475,210)	$(2,062,855)	$(9,675,878)

The following is a summary of the assets and liabilities of the discontinued operations, excluding assets held for sale (which is recorded separately on the consolidated balance sheets).

	December 31, 2013	December 31, 2012
Cash	—	2,699
Accounts receivable	—	231,558
Prepaid expenses and other current assets	—	13,840
Property, plant and equipment, net	—	348,798
Goodwill and other intangible assets	—	135,000
Other assets	—	429,451

Total assets	$—	$1,161,346

Accounts payable	$3,945,632	$4,350,376
Accrued expenses and other current liabilities	1,056,033	1,160,188
Other long term liabilities	—	130,625

Total liabilities	$5,001,665	$5,641,189

Net liabilities	$(5,001,665)	$(4,479,843)

The Company will continue to provide administrative services for the discontinued operations until the liquidation of these discontinued entities is completed.

6. Mortgages Receivable

The mortgages receivable consisted of two notes collateralized by property in Pelham Manor, New York, which have completed the process of foreclosure as of December 31, 2013. The value of the mortgage was based on the fair value of the collateral. As such, the asset was reclassified as property held for investment as of December 31, 2013.

As of December 31, 2013 and 2012, the mortgages receivable, designated as non-performing loans, totaled $0 and $6,180,000. The Company has established an allowance for loan losses of $0 and $180,000 as of December 31, 2013 and 2012, respectively.

The following table presents mortgages receivable and the related allowance for loan losses as of December 31, 2013 and 2012.

	2013	2012
Mortgage loans:
Secured by commercial real estate	$6,180,000	$6,180,000

Less:
Reclassification to Asset Held For Sale	(6,000,000)
Amount written off	(180,000)
Allowance for loan losses	—	(180,000)

Total loans receivable	$—	$6,000,000

The changes to the allowance for loan losses for the years ended December 31, 2013 and 2012 is summarized as follows:

	2013	2012
Beginning Balance	$180,000	$180,000
Charge-offs	(180,000)	—
Recoveries	—	—
Provisions	—	—

Ending Balance	$—	$180,000

Ending balance: individually evaluated for impairment	$—	$—

Ending balance: collectively evaluated for impairment	$—	$180,000

Loans:
Ending balance: individually evaluated for impairment	$—	$—

Ending balance: collectively evaluated for impairment	$—	$6,000,000

7. Loan Receivable

As of December 31, 2013 and 2012, the Company has a loan outstanding totaling $500,000 and $0, respectively and an allowance for loan losses of $260,000 and $0, respectively.

The interest rate on this loan is 8% per annum. Interest earned on the loan totaled $30,000 for the year ended December 31, 2013 and $0 for each of the years ended December 31, 2012 and 2011, respectively.

The following table presents loan receivable and the related allowance for loan losses as of December 31, 2013 and 2012.

	2013	2012
Loan receivable:
Secured by fixed assets	$500,000	$—

Less:
Allowance for loan losses	(260,000)	—

Total loans receivable	$240,000	$—

	2013	2012
Beginning Balance	$—	$—
Charge-offs	—	—
Recoveries	—	—
Provisions	260,000	—

Ending Balance	$260,000	$—

Ending balance: individually evaluated for impairment	$—	$—

Ending balance: collectively evaluated for impairment	$260,000	$—

Loans:
Ending balance: individually evaluated for impairment	$—	$—

Ending balance: collectively evaluated for impairment	$240,000	$—

8. Inventories

Inventories consist of:

•	Raw materials, construction and service maintenance parts

•	Baking ingredients

•	Finished bakery goods

A summary of inventory as of December 31, 2013 and 2012 is below:

	December 31, 2013	December 31, 2012

Raw materials	$1,316,364	$2,816,565
Ingredients	254,492	108,673
Finished goods	72,750	454

	1,643,606	2,925,692
Inventory reserves	805,442	304,793

Inventories, net	$838,164	$2,620,899

9. Property, Plant and Equipment

As of December 31, 2013 and 2012, property, plant and equipment from continuing operations consisted of the following:

	Useful Lives (Years)	December 31, 2013	December 31, 2012
Land	n/a	$430,000	$430,000
Machinery and equipment	2-10	15,147,163	15,893,600
Furniture and fixtures	5-10	169,258	110,439
Building and leasehold improvements	10	3,443,598	3,376,869
Computer equipment and software	5-7	838,466	827,191
Property Held for Investment	n/a	6,000,000	—
Vehicles	3-10	437,042	408,080

		26,465,527	21,046,179
Less accumulated depreciation		8,204,670	6,870,153

		$18,260,857	$14,176,026

Total depreciation expense related to continuing operations for the years ended December 31, 2013, 2012 and 2011 was $1,785,007, $1,461,293 and $1,727,831, respectively.

10. Goodwill and Intangible Assets

On July 16, 2012, BPI was notified that its primary customer would be terminating its contract with the Company as of the end of October 2012 due to BPI’s inability to meet certain pricing, cost and product offering needs. Consequently, BPI performed an impairment study and concluded that BPI’s goodwill and intangible assets were fully impaired. The Company recorded an impairment expense of $7,770,900 and $4,812,496 for BPI’s goodwill and intangible assets (customer relationships), respectively in 2012.

On December 31, 2013, an annual impairment study was performed on Tyree. The impairment study on Tyree’s licenses and permits, an intangible asset, concluded that the aforementioned licenses and permits were impaired. The Company recorded an impairment expense of $1,758,000 as a result of the impairment study.

On December 31, 2012, annual impairment studies were performed on Tyree, EQS and AWWT’s goodwill, which concluded that Tyree and EQS’s goodwill assets were fully impaired and AWWT’s goodwill asset was not impaired. The Company recorded an impairment expense of $7,575,500 and $535,988 for Tyree and EQS, respectively in 2012, in accordance with the results of these impairment studies.

Goodwill of $22,241 as of December 31, 2013 and 2012, and licenses and permits (an intangible asset) of $851,000 and $2,609,000 as of December 31, 2013 and 2012, respectively, have indefinite useful lives and are not being amortized but are instead tested for impairment annually or whenever an event occurs that may indicate a significant decrease in the fair value of the assets has taken place.

Intangible assets with finite useful lives are amortized on a straight-line basis over the useful lives of the assets. Intangible assets consist of the following at December 31, 2013 and 2012:

	Estimated Useful Lives (Years)	2013	2012
Intangible assets subject to amortization:
Customer relationships	N/A	$—	$1,327,700
Non-competition agreements	N/A	—	5,886,300

		—	7,214,000
Less accumulated amortization		—	7,214,000

Intangible assets subject to amortization, net		—	—

Intangible assets not subject to amortization:
Licenses and permits		851,000	2,609,000

Intangible assets, net		$851,000	$2,609,000

The aforementioned licenses and permits have renewal provisions, which are generally one to four years. As of December 31, 2013, the weighted-average period to the next renewal was ten months. The costs of renewal are nominal and are expensed when incurred. The Company intends to renew all licenses and permits currently held.

For the years ended December 31, 2013, 2012 and 2011, the Company recorded total impairment expense of $1,758,000, $20,845,296 and $0, respectively.

Amortization expense related to continuing operations for the years ended December 31, 2013, 2012 and 2011 was $0, $1,499,561 and $3,589,075 respectively. As of December 31, 2013, all intangible assets subject to amortization were fully amortized.

11. Tyree Contracts

Tyree’s contracts are as follows:

	2013	2012

Costs incurred on uncompleted contracts	$2,206,661	$4,734,336
Estimated earnings	63,689	878,953

	2,270,350	5,613,289
Less: Billings to date	(2,906,086)	(6,029,324)

	$(635,736)	$(416,035)

Included in the accompanying consolidated balance sheets under the following captions:
Costs and estimated earnings in excess of billings on uncompleted contracts	$40,050	$30,260
Billings in excess of costs and estimated earnings on uncompleted contracts	(675,786)	(446,295)

	$(635,736)	$(416,035)

12. Accrued Expenses and Other Current Liabilities

Accrued expenses as of December 31, 2013 and 2012 are as follows:

	December 31, 2013	December 31, 2012

Payroll Taxes Payable—Federal and State	$2,507,610	$538,497
Sales Tax Payable	1,464,997	764,218
Accrued Worker’s Compensation Payable	695,494	237,423
Union Payable	380,909	287,654

Total	5,049,010	1,827,792

All Others	758,138	1,109,751

Total Accrued Expenses and Other Current Liabilities	$5,807,148	$2,937,543

During the years ended December 31, 2013 and 2012, Tyree did not file certain required payroll tax returns on a timely basis and did not properly pay its payroll tax liabilities, including trust funds withheld on behalf of its employees. Through the assistance of an outside payroll services company, Tyree filed all delinquent payroll tax returns during the fourth quarter of 2013 and is currently in negotiations with federal and various state authorities to settle its remaining payroll tax obligations. Tyree estimates that its outstanding payroll tax liability, including penalties and interest, was approximately $2.5 million as of December 31, 2013.

During the year ended December 31, 2013, Tyree did not file required sales tax returns in various jurisdictions. Tyree subsequently filed the required returns and is currently in negotiations with various state authorities to settle the remaining sales tax liability. Tyree estimates that its outstanding sales tax liability, including penalties and interest, is approximately $1.45 million as of December 31, 2013.

13. Long-Term Debt

Long-term debt consists of the following as of December 31, 2013 and 2012:

	December 31, 2013	December 31, 2012

Equipment loans payable, collateralized by the assets purchased, and bearing interest at annual fixed rates ranging from 8.00% to 15.00% as of December 31, 2013 and 2012 with principal and interest payable in installments through July 2014	$355,056	$748,293

Promissory notes converted from accounts payable, with an imputed interest rate of 10%. Payment terms are from 12 to 36 months	2,884,937	3,135,840

Promissory notes payable, with accrued interest, to three former stockholders of a predecessor company. These notes are unsecured and are subordinate to the Company’s senior debt. The notes matured and are in default as of December 31, 2013 and bear interest at an annual fixed rate of 6.00%	500,000	500,000

Note payable to a commercial bank. Payable in monthly installments of principal and interest through March 2015. The annual interest rate is 7.25%	188,613	242,149

Bridge loan with a commercial bank, collateralized by property, plant and equipment in addition to assets purchased, and bearing interest at 2.75% above the U.S. Prime Rate with a floor of 5.00% and a ceiling of 7.00%. The loan matures on September 1, 2014.	2,749,985	2,749,985

Promissory note payable, collateralized by property. Payable in monthly installments of interest only bearing an interest rate of 12.00%. The loan matures on January 1, 2015 at which time the entire unpaid principal amount and all accrued interest is fully due and payable.	1,500,273	—

Total	8,178,864	7,376,267

Less current portion	7,957,909	6,057,595

Long-term portion	$220,955	$1,318,672

Annual principal payments required to be made on long-term debt are as follows:

Year Ending December 31,
2014	$7,957,909
2015	220,955

$8,178,864

The Company is obligated under various capital lease agreements for machinery and equipment. The terms of the leases range from one to five years and have effective interest rates that range from 4.4% to 16.0%.

Future minimum lease payments under the capital lease obligations at December 31, 2013 are as follows:

2014	$223,733
2015	95,173
2016	59,100
2017	28,814

406,820
Less amount representing interest	20,071

$386,749

14. Income Taxes

The Company records the income tax effect of transactions in the same year that the transactions occur to determine net income, regardless of when the transactions are recognized for tax purposes. Deferred taxes are provided to reflect the income tax effects of amounts included in the Company’s financial statements in different periods than for tax purposes, and principally relate to bad debt allowances for accounts receivables, equity compensation charges, impairment of long-lived assets, depreciation and amortization expenses. There was no provision for income taxes for the years ended December 31, 2013, 2012 and 2011.

Deferred tax assets represent the future income tax benefit from amounts that have been recognized as expenses for financial statement purposes until future years. Likewise, deferred tax liabilities represent the current income tax benefit from amounts that may be deducted for income tax purposes but have not yet been recognized as expenses for financial statement purposes.

The Company evaluates deferred income taxes quarterly to determine if it is more likely than not that the future tax benefits from deferred tax assets will be realized in future years. Valuation allowances are established if it is determined that the Company may not realize some or all such future tax benefits. The Company assesses whether valuation allowances against the deferred tax assets should be established or adjusted based on consideration of all available evidence, both positive and negative, using the more likely than not standard. This assessment considers, among other matters, the nature, frequency of recent income and losses, forecasts of future profitability and the duration of statutory carry forward periods. In making such judgments, significant weight is given to evidence that can be objectively verified.

The tax effect of temporary differences that give rise to the deferred tax assets and liabilities as of December 31, 2013 and 2012 are presented below:

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$20,813,000	$14,459,000
Accounts receivable	234,000	179,000
Notes receivable	104,000	—
Inventory	322,000	275,000
Goodwill	3,821,000	4,416,000
Intangible assets	3,061,000	3,927,000
Accrued expenses and other current liabilities	456,000	518,000

Total deferred tax assets	$28,811,000	$23,774,000

Deferred tax liabilities:
Property, plant and equipment	397,000	113,000

Total deferred tax liabilities	397,000	113,000

	28,414,000	23,661,000
Less valuation allowance	28,414,000	23,661,000

Net deferred tax assets	$—	$—

As of December 31, 2013, the Company’s federal net operating losses were approximately $52 million. These net operating loss carryforwards expire from the year’s ended 2028 to 2033 and may be limited in accordance with the Internal Revenue Code (“IRC”) based on certain changes in ownership that have occurred, or could occur in the future.

The Company is in the process of completing its 2012 federal and state tax returns.

The Company’s effective tax rate differs from the statutory Federal income tax rate of 34%, primarily due to the effect of state and local income taxes and the impact of recording a deferred tax valuation allowance. A deferred tax valuation allowance is recorded if it is determined that the Company may not realize or some of all of the future tax benefits from the deferred tax assets, which primarily consist of the potential future tax benefits from net operating loss carryforwards. The following is a reconciliation of the income tax expense that would result from applying the U.S. Federal statutory income tax rate to the Company’s recorded income tax expense for the years ended December 31, 2013, 2012 and 2011:

	Years Ended December 31,
	2013	2012	2011
Income tax expense at federal statutory rate	$(5,466,000)	$(11,274,000)	$(7,840,000)
State taxes	(965,000)	(1,990,000)	(1,384,000)
Permanent differences	1,678,000	669,000	1,227,000
Loss of NOL’s due to SRLY rules	—	—	5,394,000
Change in deferred tax calculation allowances	4,753,000	12,595,000	2,603,000

	$—	$—	$—

15. Related Party Transactions

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the other party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences.

Loans Payable

Loans from a related party consist of the following at:

	December 31, 2013	December 31, 2012
Loan and security agreement with Capstone Capital Group, LLC which matures on October 31, 2016 bearing interest at 18% per annum. Maximum borrowing of $8,000,000	$6,001,021	$764,799

Loan and security agreement with Capstone Capital Group, LLC which matures on May 15, 2015 bearing interest at 18% per annum. Maximum borrowing of $1,000,000	427,069	473,820

Short-term accounts receivable financing arrangement with Capstone Business Funding, LLC. No maturity date is specified. Interest is charged at variable rates based upon collection days outstanding.	2,060,730	—

Loan and security agreement with Stephen Tyree which matures on November 5, 2014 bearing interest at 5.0% per annum.	4,869	50,417

Total loans and amounts payable to related parties	$8,493,689	$1,289,036

Interest expense for these loans amounted to $1,336,592, $331,311 and $200,893 for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company earned management fees totaling $300,000, $180,000 and $120,000 from Capstone Capital Funding Group, LLC for the years ended December 31, 2013, 2012, and 2011, respectively.

16. Shareholders’ Equity

Prior to the acquisition by the Company, the businesses of each of the companies acquired were borrowers under financing agreements with several interrelated partnerships. Due to their failure to make payments under their respective financing agreements, the lending partnerships exercised their right to take control of these borrowing businesses. Upon taking control, new corporate entities were formed to own and operate each of these businesses and capital stock of each of the new corporations was distributed to the partners of the lenders in proportion to their partnership interests. Following these takeovers, the Company acquired these businesses and then the stockholders of the newly formed corporations received Amincor capital stock, in proportion to their former partnership interests.

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

As a result, the Company’s stockholders each have an ownership interest in Amincor that is equivalent to their rights and interest in the above mentioned lending partnerships.

CONVERTIBLE PREFERRED STOCK

The Company may at any time, or from time to time, redeem on a pro rata basis issued and outstanding preferred shares by paying the holders of preferred stock $100 for each share redeemed. In the event of liquidation, dissolution, or winding up of the Company, the preferred shares are entitled to a payment of $100 per share before any payment is made to, or set aside for, the holders of common shares.

On or after January 1, 2011, any holders of convertible preferred shares are entitled to convert their shares into Class B common shares on the basis of 10 shares of common stock for each preferred share.

For the years ended December 31, 2013 and 2012, no preferred stock was converted into Class B common shares.

COMMON STOCK

The holders of both Class A and Class B common shares are entitled to dividends, if declared by the Board of Directors. However, no dividends can be paid on common stock until all shares of convertible preferred stock have been redeemed or converted into common stock. The holders of Class B common stock do not have any voting rights. In the event of liquidation, the holders of both classes are entitled to share ratably in all assets remaining after payment of all liabilities and any preferences on preferred stock that may be then outstanding. The common stockholders do not have any cumulative or preemptive rights.

On December 31, 2012, the Company issued 41,154 shares of Class B common shares in exchange for 10,700 shares of Tyree’s Common Stock. Tyree’s Common Stock was converted to Amincor Class B shares using a $0.65 valuation. As a result, the Company’s ownership stake in Tyree increased from 95.4% to 99.0%.

On December 31, 2012, the Company issued 184,614 shares of Class A common shares to certain officers of the Company in exchange for $120,000. The Company’s Class A shares were valued using a $0.65 valuation.

On September 30, 2013, the Company issued 250,000 shares of Class A Voting common shares to Caro Capital, LLC, for a purchase price of $200. The shares are compensation for six months of financial consulting services, beginning September 17, 2013, to the Company and have been recorded at the fair value of the services rendered. The shares have not been registered under the Securities Act of 1933 and are restricted accordingly.

17. Share-Based Compensation

The Company does not have a formally adopted share-based compensation plan. Stock option grants have been made as determined by the Board of Directors.

During 2013 and 2012, the Company’s Board of Directors granted common stock Class A options to the President, Vice-President, CFO, certain management and employees of the Company, and certain officers and employees of its subsidiary companies, all at various exercise prices, based on the estimated fair market value of the Company’s share price at the date of the grant. 50% of the options vest and become exercisable on the first anniversary of the grant date and the remaining 50% vest on the second anniversary of the grant date, provided that the individual is employed by the Company on the anniversary date.

The Company estimates the fair value of the stock options on the date of the grant using the Black-Scholes option model, which requires the input of subjective assumptions. These assumptions include the estimated volatility of the Company’s common stock price of the expected term, the fair value of the Company’s stock, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimated fair value of stock compensation. The following assumptions were used in 2013, 2012 and 2011:

Valuation Assumptions	2013	2012	2011
Expected life	5	5	5
Risk-free interest rate	0.71% - 1.34%	0.72% - 0.9%	0.9% - 2.24%
Expected volatility	107%	40%	40%
Dividend yield	—	—	—
Average forfeiture rate	7.4%	0%	0%

Share based compensation costs of approximately $622,000, $429,000 and $415,000 is reflected in selling, general and administrative expenses on the accompanying consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table summarizes the Company’s stock options activity for the three years ended December 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Options outstanding at December 31, 2010	442,623	$2.80	2.00
Granted	1,389,890	1.78	2.60
Exercised	—	—	—
Canceled, forfeited or expired	—	—	—

Options outstanding at December 31, 2011	1,832,513	2.03	2.46
Granted	1,630,780	1.07	3.62
Exercised	—	—	—
Canceled, forfeited or expired	—	—	—

Options outstanding at December 31, 2012	3,463,293	1.58	3.00
Granted	2,726,121	0.88	4.48
Exercised	—	—	—
Canceled, forfeited or expired	(458,042)	1.97	2.56

Options outstanding at December 31, 2013	5,731,372	$1.21	3.74

Options vested and exercisable at:
December 31, 2012	1,051,744	$1.92	3.45

December 31, 2013	2,238,361	$1.67	2.88

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2013:

Options Outstanding				Options Exercisable
Exercise Prices	Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Exercisable	Weighted Average Exercise Price
$0.50	660,000	4.75	$0.50	—	$—
0.65	396,000	4.00	0.65	198,000	0.65
1.00	2,066,121	4.40	1.00	—	—
1.13	396,000	3.75	1.13	198,000	1.13
1.21	375,890	3.50	1.21	182,945	1.21
1.29	365,890	3.25	1.29	187,945	1.29
1.73	785,890	2.79	1.73	785,890	1.73
1.88	377,000	2.25	1.88	377,000	1.88
2.80	308,581	2.00	2.80	308,581	2.80

$1.21	5,731,372	3.74	$1.21	2,238,361	$1.67

As of December 31, 2013, the total compensation cost related to nonvested awards not yet recognized was approximately $317,000. All expenses related to these options are recognized within two years of their grant date.

18. Loss Per Share

The calculation of net loss per share is as follows:

	Year Ended December 31,
	2013	2012	2011
Numerator for loss per share
Net loss from continuing operations	$(16,334,515)	$(31,097,628)	$(13,383,323)
Net loss from discontinued operations	(275,268)	(2,062,855)	(9,675,878)

Net loss	$(16,609,783)	$(33,160,483)	$(23,059,201)

Denominator for loss per share
Basic and diluted weighted-average shares:	29,013,066	28,724,216	28,723,599

Loss per share:
Basic and diluted
Net loss from continuing operations	$(0.56)	$(1.08)	$(0.47)

Net income (loss) from discontinued operations	$(0.01)	$(0.06)	$(0.33)

Net loss	$(0.57)	$(1.15)	$(0.80)

The Company’s loss attributable to common stockholders, along with the dilutive effect of potentially issuable common stock due to outstanding options and convertible securities, causes the normal computation of diluted loss per share to be smaller than the basic loss per share. Consequently, the diluted loss per share amount presented does not differ from basic loss per share due to this “anti-dilutive” effect.

At December 31, 2013, 2012 and 2011, the Company had potentially dilutive common shares attributable to the following:

	Year Ended December 31,
	2013	2012	2011
Stock options	5,731,372	3,463,293	1,832,513
Convertible preferred stock	17,528,230	17,528,230	17,528,230

Total	23,259,602	20,991,523	19,360,743

19. Operating Segments

The Company is organized into five operating segments: (1) Amincor, (2) Other Assets, (3) AWWT (4) BPI, and (5) Tyree. Assets related to discontinued operations (“Disc. Ops”) are also presented below where relevant. Segment information is as follows:

	December 31, 2013	December 31, 2012
Total Assets:
Amincor	$362,839	$298,792
Other Assets	8,446,271	8,566,433
AWWT	354,264	407,925
BPI	11,313,853	12,051,571
Tyree	8,118,257	12,529,072
Disc. Ops.	—	1,161,347

Total assets	$28,595,484	$35,015,140

	December 31, 2013	December 31, 2012
Total Capital Expenditures:

Amincor	$—	$—
Other Assets	—	—
AWWT	—	8,150
BPI	224,892	3,752,384
Tyree	107,390	375,043

Total capital expenditures:	$332,282	$4,135,577

	December 31, 2013	December 31, 2012
Total Goodwill:
Amincor	$—	$—
Other Assets	—	—
AWWT	22,241	22,241
BPI	—	—
Tyree	—	—

Total goodwill	$22,241	$22,241

	December 31, 2013	December 31, 2012
Total Other Intangible
Assets:
Amincor	$—	$—
Other Assets	—	—
AWWT	—	—
BPI	—	—
Tyree	851,000	2,609,000

Total other intangible assets	$851,000	$2,609,000

	Years Ended December 31,
	2013	2012	2011
Net Revenues:
Amincor	$—	$—	$—
Other Assets	—	—	—
AWWT	354,325	98,745	—
BPI	1,718,205	14,587,744	15,968,945
Tyree	26,602,051	36,559,923	45,311,721

Net revenues	$28,674,581	$51,246,412	$61,280,666

	Years Ended December 31,
	2013	2012	2011
Income (loss) before Provision for Income Taxes:

Amincor	$(3,154,164)	$(4,892,509)	$(8,348,270)
Other Assets	(870,931)	28,100	(966,538)
AWWT	(120,031)	41,802	—
BPI	(4,971,945)	(13,897,319)	1,598,696
Tyree	(7,217,444)	(12,377,702)	(5,667,211)

Income (loss) before Provision for Income Taxes	$(16,334,515)	$(31,097,628)	$(13,383,323)

	Years Ended December 31,
	2013	2012	2011
Depreciation of Property and Equipment:
Amincor	$—	$—	$—
Other Assets	—	—	813,300
AWWT	47,270	—	—
BPI	1,178,918	872,109	9,873
Tyree	558,819	589,184	904,658

Total depreciation of property and equipment	$1,785,007	$1,461,293	$1,727,831

	Years Ended December 31,
	2013	2012	2011
Amortization of Intangible Assets:
Amincor	$—	$—	$—
Other Assets	—	—	—
AWWT	—	—	—
BPI	—	382,450	764,900
Tyree	—	1,117,111	2,824,175

Total amortization of intangible assets	$—	$1,499,561	$3,589,075

	Years Ended December 31,
	2013	2012	2011
Interest Expense - net:
Amincor	$(287,148)	$56,564	$35,437
Other Assets	(747)	(28,100)	(26,732)
AWWT	23,920	—	—
BPI	922,156	432,079	246,172
Tyree	1,161,221	794,079	544,431

Total interest expense, net	$1,819,402	$1,254,622	$799,308

20. Commitments and Contingencies

WARRANTY:

Tyree’s contracts with its customers usually contain a written or implied warranty on workmanship for one year. Subcontractors and parts suppliers used by Tyree generally warrant the parts they supply or services they perform for a similar period. At project or service completion, customers provide written or verbal acceptance of Tyree’s work. Warranty related costs experiences by Tyree typically consist of minor adjustments or calibration work. Tyree has accrued approximately $50,000 at December 31, 2013 and 2012 for estimated warranty costs related to completed contracts.

LEASE COMMITMENTS

The Company leases office and warehouse space under non-cancelable operating leases that expire at various dates through 2015. Some of the leases carry renewal provisions and some require the Company to pay maintenance costs or a share of real estate taxes and other costs. Rental payments may be adjusted for increases in taxes and insurance.

Rent expense on leases containing scheduled rent increases is recognized by amortizing the aggregate lease payments on a straight-line basis over the lease term. This has resulted in deferred rent liabilities of $6,104 and $13,429 as of December 31, 2013 and 2012, respectively, which are included in other liabilities on the consolidated balance sheet.

Rent expense totaled $1,488,400, $2,113,872 and $1,802,985 for the years ended December 31, 2013, 2012 and 2011, respectively, which includes related party rent of $167,557, $1,257,368 and $1,073,317 for the years ended December 31, 2013, 2012 and 2011, respectively.

At December 31, 2013, the future minimum lease commitments under non-cancelable operating leases, including leases with related parties, are as follows:

Years Ended	Total
2014	$1,011,758
2015	187,838
2016	94,989
2017	45,126
2018	—

$1,339,712

EMPLOYEE BENEFIT PLANS

BPI

BPI established a 401(k) retirement plan (the “BPI Plan”) effective January 1, 2009. The Plan covers employees of the Company who have completed three months (250 hours) of service and have attained the age of twenty-one. All employees hired prior to January 1, 2009 entered the Plan immediately. The BPI Plan permits participants to choose either a traditional pre-tax salary deferral plan or a Roth after-tax deferral plan. BPI does not make matching or discretionary contributions.

Tyree

Tyree has established the Tyree Holdings 401(k) Retirement Plan (the “Tyree Plan”), which covers all eligible non-union employees. The Tyree Plan provides for voluntary contributions by eligible employees up to a maximum of 85% of their eligible compensation, subject to the applicable federal limitations. Tyree has the option to make a discretionary contribution each year, but did not make any contributions for the years ended December 31, 2013, 2012 and 2011.

Tyree has collective bargaining agreements with labor unions. These agreements expired at varying dates through November 30, 2012. In accordance with its collective bargaining agreements, Tyree participates in four multi-employer pension plans and one defined contribution (401k) Plan. These plans provide benefits to substantially all union employees. Such plans are usually administered by a board of trustees comprised of the management of the participating companies and labor representatives. The net pension cost of the pension plans is equal to the annual contribution determined in accordance with the provisions of negotiated labor contracts. Assets contributed to such pension are not segregated or otherwise restricted to provide benefits only to the Tyree’s employees. The risks of participating in these multi-employer pension plans are different are different from single-employer plans in the following aspects: 1) assets contributed to the multi-employer pension plan by one employer may be used to provide benefits to employees of other participating employers; 2) if a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participant employers; and 3) if Tyree chooses to stop participating in some of its multi-employer pension plans, Tyree may be required to pay those plans an amount based on the underfunded status of the plan, which is referred to as a withdrawal liability.

Tyree’s participation in these pension plans for the annual period ended December 31, 2013, 2012 and 2011 is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (“EIN”). And the three-digit plan number. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) zone status available in 2013, 2012 and 2011 is for the plan’s year-end at December 31, 2013, 2012 and 2011, respectively. The zone status is based on information that Tyree received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are less than 80% funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The last column lists the expiration dates of the collective bargaining agreements to which the plans are subject.

Pension Fund	EIN/Pension Plan Number	Pension Protection Act Zone Status			FIP/RP Status Pending/ Implemented	Tyree Contributions			Surcharge Imposed	Expiration Date of Collective- Bargaining Agreement
		2013	2012	2011		2013	2012	2011

Plumbers Local Union No.200

Pension Fund	11-3125387/001	Yellow (1)	Yellow (1)	Yellow (1)	Yes	6,402	29,915	29,915	No	4/30/2012

Local 99- National Electrical Benefit Fund	53-0181657/001	Green	Green	Green	NA	1,221	26,602	26,602	No	11/30/2012

Local 1 National Pension Fund	11-25411118/001	Yellow (1)	Yellow (1)	Yellow (1)	Yes	2,272	25,923	25,923	No	4/30/2012

Total contributions:						9,895	82,440	82,440

CONTINGENCIES/LEGAL MATTERS:

Amincor and its subsidiaries are, from time to time, involved in ordinary and routine litigation. Management presently believes that the ultimate outcome of these proceedings individually or in the aggregate, will not have a material adverse effect on the Company’s financial position, results of operations or cash flows. Nevertheless, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages and, in such event, could result in a material adverse impact on the Company’s financial position, results of operations or cash flows for the period in which the ruling occurs.

AMINCOR

On July 6, 2012, SFR Holdings, Ltd., Eden Rock Finance Master Limited, Eden Rock Asset Based Lending Master Ltd., Eden Rock Unleveraged Finance Master Limited, SHK Asset Backed Finance Limited, Cannonball Plus Fund Limited and Cannonball Stability Fund, LP (collectively, the “Plaintiffs”) commenced an action in the Supreme Court of the State of New York County of New York against Amincor, Inc., Amincor Other Assets, Inc., their officers and directors, John R. Rice III, Joseph F. Ingrassia and Robert L. Olson and various other entities affiliated with or controlled directly or indirectly by John R. Rice III and Joseph F. Ingrassia (collectively the “Defendants”). Plaintiffs allege that Defendants engaged in wrongful acts, including fraudulent inducement, fraud, breach of fiduciary duty, unjust enrichment, fraudulent conveyance and breach of contract. Plaintiffs are seeking compensatory damages in an amount in excess of $150,000 to be determined at trial. Litigation is pending. Management believes that this lawsuit has no merit or basis and intends to vigorously defend it.

BPI

In connection with Baker’s Pride’s USDA loan application, BPI had Environmental Site Assessments performed on the property where the Mt. Pleasant Street Bakery, Inc. resides, as required by BPI’s prospective lender. A Phase II Environmental Site Assessment was completed on October 31, 2011 and was submitted to the Iowa Department of Natural Resources (“IDNR”) for their review. IDNR requested that a Tier Two Site Cleanup Report (“Tier Two”) be issued and completed in order to better understand what environmental hazards exist on the property. The Tier Two was completed on February 3, 2012 and was submitted to IDNR for further review. Management’s latest correspondence with IDNR, dated March 21, 2012, required additional environmental remediation in order to be in compliance with IDNR’s regulations. Management has retained the necessary environmental consultants to become compliant with IDNR’s request. Due to the nature of the liability, the remediation work is 100% eligible for refund from IDNR’s Innocent Landowner Fund. As such, there is no direct liability related to the cleanup of the hazard.

TYREE

One of Tyree’s largest customers, Getty Petroleum Marketing, Inc. (“GPMI”) filed for bankruptcy protection on December 5, 2011. As of that date, Tyree had a pre-petition receivable of $1,515,401, which was subsequently written-off due to the uncertainty of collection. Additionally, Tyree has a post-petition administrative claim for $593,709. A Proof of Claim was filed with the Bankruptcy court on Tuesday, April 10, 2012. On August 27, 2012, the United States Bankruptcy Court for the Southern District of New York confirmed GPMI’s Chapter 11 plan of liquidation offered by its unsecured creditors committee, overruling the remaining objections. The plan provides for all of the debtors’ property to be liquidated over time and for the proceeds to be allocated to creditors. Any assets not distributed by the effective date will be held by a liquidating trust and administered by a liquidation trustee, who will be responsible for liquidating assets, resolving disputed claims, making distributions, pursuing reserved causes of action and winding up GPMI’s affairs. As an unsecured creditor, Tyree may never collect or may only collect a small percentage of the pre and post-petition amounts owed. To date, Tyree has not been notified of any intent by the United States Bankruptcy Court for the Southern District of New York to clawback any amounts paid to Tyree pre-petition. On April 4, 2014, Tyree sold its general and administrative claims to a third party for the aggregate sum of $553,662.

In December 2013, Tyree Environmental Corp. and Tyree Service Corp. (“Tyree entities”) were sued by liquidating trustee of GPMI for recovery of preferential transfers in the respective amounts of $1,147,154 and $2,479,755. On March 27, 2014, the bankruptcy liquidating trustee entered into forbearance agreements with the Tyree entities with respect to the preference actions until June 2014, with the understanding that the forbearance periods will be extended and the actions will ultimately be dismissed if the Tyree entities continue to not voluntarily assist Getty Realty in litigation against GPMI. Management believes that this recovery of preferential transfers has no merit or basis.

Tyree currently has 110 full-time employees and 3 part time employees, some of whom are represented by six different collective bargaining agreements. Tyree has unpaid obligations for union dues of approximately $1.3 million. Tyree management does not dispute that benefits are due and owing to the respective unions. Labor contracts expired on December 31, 2012 for five of the six bargaining units. Local 355 has entered into a 36 month payment agreement with Tyree Services, Inc., to settle Tyree’s obligation. The monthly payment is $20,000 per month until paid in full. Local 200 has agreed to settlement its law suit for a $25,000 down payment and monthly payments of $5,000 per month for 28 months. Tyree Services, Inc. will sign the settlement and Tyree Holdings, Inc. will act as a guarantor. Local 99 has entered into a verbal settlement agreement with Tyree Services, Inc. calling for monthly payments of $4,000 per month. 24 payments remain. Local 138 has entered into a verbal settlement agreement with Tyree Services, Inc. Call for monthly payments of $10,000 per month for 18 months. Local 25 has agreed to a continuance of their lawsuit while Tyree’s counsel and Local 25 counsel draft a settlement agreement. Management anticipates that the agreement will call for payments of $5,000 per month for 24 months.

A variety of unsecured vendors have filed suit for non-payment of outstanding invoices totaling approximately $2.9 million as of December 31, 2013, which are reflected as liabilities on the Company’s consolidated balance sheet. Each of these actions is handled on a case by case basis, with settlement and payment plans ranging from a few months for smaller claims to up to five years for larger claims.

Tyree’s services are regulated by federal, state and local laws enacted to regulate discharge of materials into the environment, remediation of contaminated soil and groundwater or otherwise protect the environment. The regulations put Tyree or Tyree’s predecessor companies at risk for becoming a party to legal proceedings involving customers or other interested parties. The issues involved in such proceedings generally relate to alleged responsibility arising under federal or state laws to remediate contamination at properties owned or operated either by current or former customers or by other parties who allege damages. To limit its exposure to such proceedings, Tyree purchases, for itself and Tyree’s predecessor companies, site pollution, pollution and professional liability insurance. Aggregate limits, per occurrence limits and deductibles for this policy are $10,000,000, $5,000,000 and $50,000, respectively.

ESI

The Volkl license agreement was terminated in September 2011 and concurrently the Strategic Alliance Agreement with Samsung America CT, Inc. (“Samsung”) was also terminated. Volkl is seeking a $400,000 royalty payment. Epic has initiated counterclaims against the various parties, including but not limited to Samsung, seeking damages for, including but not limited to infringement, improper use of company assets and breach of fiduciary duty. Volkl was successful in obtaining a judgment against Epic Sports International, Inc. and a confirmation of the Arbitration is presently pending in Federal Court. Management believes that this matter and the Frost matter below will eventually be settled out of court for less than the royalty and damages amounts sought.

On September 28, 2012, Sean Frost (“Frost”), the former President of Epic Sports International, Inc., filed a complaint against Epic Sports International Inc., Amincor, Inc. and Joseph Ingrassia (collectively, the “Defendants”). The first cause of action of the complaint is a petition to compel arbitration for unpaid compensation and benefits pursuant to Frost’s employment agreement. The second cause of action of the complaint is for breach of contract for alleged non-payment of expenses, vacation days and assumption of certain debts. The third cause of action of the complaint is for violation of the California Labor Code for failure to pay wages. In addition, Frost is seeking among other things, damages, attorneys’ fees and costs and expenses. As of December 31, 2013, the Defendants have answered the complaint and the lawsuit has been dismissed pending parties’ agreement to arbitrate the matter. Frost has not yet requested arbitration or otherwise sought to initiate arbitration proceedings. The parties have been waiting since July 2013 for Frost to initiate arbitration. Defendants believe that this arbitration has no merit or basis and intend to vigorously defend.

IMSC/OTHER ASSETS

Capstone Business Credit, LLC, a related party, is the plaintiff (on behalf of Amincor Other Assets, Inc.) in a foreclosure action against Imperia Family Realty, LLC (“IFR”). IFR is related to the former owners of Masonry’s business. In November 2011, a Judgment of Foreclosure was granted by the court ordering that the IMSC property in Pelham Manor, New York (the “Property”) be sold at public auction. As of the date of this filing, the deed to the Property has been recorded in the name of Amincor Other Assets, Inc. with the office of the Westchester County Clerk.

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

21. Concentrations of Credit Risk

The Company places its cash balances with various stable financial institutions which may at times exceed the Federal Deposit Insurance Corporation (“FDIC”) limit. The Company believes its risk of loss is negligible, and as of December 31, 2013 and 2012, the Company’s cash balances did not exceed FDIC insurance limits.

MAJOR CUSTOMERS

For the years ended December 31, 2013, 2012 and 2011, and as of December 31, 2013 and 2012, revenue and accounts receivable concentrations are as follows:

	2013		2012		2011
			Percentage of
	Revenues	Accounts Receivable	Revenues	Accounts Receivable	Revenues	Accounts Receivable

Customer A	55.3	21.0	20.6	34.1	5.5	14.8

	55.3	21.0	20.6	34.1	5.5	14.8

22. Subsequent Events

On January 9, 2014, the Company issued 1,083,332 shares of Class A common shares to certain officers of the Company in exchange for $130,000. The Company’s Class A shares were valued using a $0.12 valuation, which was the market price for the Company’s Class A shares on January 9, 2014.

The Company has evaluated subsequent events up through April 15, 2014, the date which the financial statements were available to be issued. The Company had no other material subsequent events requiring disclosure.