Form 10-K/A
period 2013-12-31
Amincor, Inc.
filed 2014-04-17
CIK 1167905

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

As of April 15, 2014, there were 8,996,355 shares of Registrant's Class A Common Stock and 21,286,344 shares of Registrant's Class B Common Stock outstanding.

                                EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on April 15, 2014 (the "Form 10-K"), is solely to furnish Exhibit 101 to the Form 10-K. Exhibit 101 provides the financial statements and related notes from the Form 10-K formatted in XBRL (Extensible Business Reporting Language).

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

  3.10 Certificate of Incorporation of Environmental Quality Services, Inc. (Incorporated by reference to Company's Form 10-K filed on April 18, 2011)

  3.11         Certificate  of  Incorporation  of Masonry  Supply  Holding Corp.
               (Incorporated by reference to Company's Form 10-K filed on April 18, 2011)

  3.12         Certificate  of  Incorporation  of Imperia  Masonry  Supply Corp.
               (Incorporated by reference to Company's Form 10-K filed on April 18, 2011)

  3.13 Certificate of Incorporation Tulare Holdings, Inc. (Incorporated by reference to Company's Form 10-K filed on April 18, 2011)

  3.14 Articles of Formation Tulare Frozen Foods, LLC (Incorporated by reference to Company's Form 10-K filed on April 18, 2011)

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

  10.10 Stock Purchase Agreement, dated October 18, 2010, by and among Registrant, Hammond Investments, Ltd. and Capstone Special Purpose Fund, LP for the purchase of Tyree Holdings Corp. (Incorporated by reference to Company's Current Report on Form 8-K filed on October 19, 2010)

  10.11 Stock Purchase Agreement, dated October 18, 2010, by and among Registrant, Hammond Investments, Ltd. and Capstone Special Purpose Fund, LP for the purchase of Masonry Supply Holding Corp. (Incorporated by reference to Company's Current Report on Form 8-K filed on October 19, 2010)

  10.12 Stock Purchase Agreement, dated October 18, 2010, by and among Registrant, Hammond Investments, Ltd. and Capstone Special Purpose Fund, LP for the purchase of Baker's Pride, Inc. (Incorporated by reference to Company's Current Report on Form 8-K filed on October 19, 2010)

  10.13 Stock Purchase Agreement, dated October 18, 2010, by and between Registrant and Universal Apparel Holdings, Inc. for the purchase of Epic Sports International, Inc. (Incorporated by reference to Company's Current Report on Form 8-K filed on October 19, 2010)

  10.14 Strategic Alliance Agreement, dated October 26, 2010, by and between Epic Sports International, Inc and Samsung C&T America, Inc. (Incorporated by reference to Company's Current Report on Form 8-K filed on October 29, 2010)

  10.15 Option Agreement, dated October 26, 2010, for Samsung to Purchase Shares of Epic Sports International, Inc. (Incorporated by reference to Company's Current Report on Form 8-K filed on October 29, 2010)

  10.16 Form of Non-Qualified Stock Option Agreement, dated December 31, 2010 (Incorporated by reference to Company's Current Report on Form 8-K filed on January 26, 2011)

  10.17 Surrender of Collateral, Strict Foreclosure and Release Agreement, dated January 3, 2011 for the assets to be assigned to Environmental Quality Services, Inc. (Incorporated by reference to Company's Current Report on Form 8-K filed on January 26,
               2011)

  10.18 Loan and Security Agreement, dated November 1, 2010, by and among Amincor, Inc., Baker's Pride, Inc. and Capstone Capital Group, LLC (Incorporated by reference to Company's Form 10-K filed on April 18, 2011)

  10.19 License Agreement, dated January 1, 2011, by and between Amincor, Inc. and Brescia Apparel Corp. (Incorporated by reference to Company's Form 10-K filed on April 18, 2011)

  10.20 Transition Services Agreement, dated as of December 31, 2009, by and among Capstone Capital Group I, LLC, Capstone Business Credit, LLC, Capstone Capital Management, Inc., Capstone Trade Partners, Ltd. and Joning, Corp. (Incorporated by reference to Company's Form 10-K filed on April 18, 2011)

  10.21 Amendment to Transition Services Agreement, dated as of December 31, 2010, by and among Capstone Capital Group I, LLC, Capstone Business Credit, LLC, Capstone Capital Management, Inc., Capstone Trade Partners, Ltd. and Joning, Corp. (Incorporated by reference to Company's Form 10-K filed on April 18, 2011)

  10.22 Loan Agreement, by and between Baker's Pride, Inc. and Central State Bank, dated January 27, 2012

  14.1 Code of Ethics (Incorporated by reference to Company's Form 10-K filed on April 18, 2011)

  21           Organizational     Chart    of    Amincor,     Inc.    and    its
               subsidiaries(Incorporated by reference to Company's Form 10-K filed on April 18, 2011)

  31.1 Chief Executive Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

  31.2 Chief Financial Officer's Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

  32.1         Chief  Executive  Officer's  Certificate,  pursuant  to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002. *

  32.2         Chief  Financial  Officer's  Certificate,  pursuant  to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002. *

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

Date: April 17, 2014


/s/ John R. Rice, III
--------------------------------------------------------
By: John R. Rice, III, President

Date: April 17, 2014


/s/ Joseph F. Ingrassia
--------------------------------------------------------
By: Joseph F. Ingrassia, Interim Chief Financial Officer


BOARD OF DIRECTORS

Date: April 17, 2014


/s/ John R. Rice, III
--------------------------------------------------------
John R. Rice, III, Director


/s/ Joseph F. Ingrassia
--------------------------------------------------------
Joseph F. Ingrassia, Director


/s/ Robert L. Olson
--------------------------------------------------------
By: Robert L. Olson, Director