Form 10-Q
period 2014-03-31
Amincor, Inc.
filed 2014-05-16
CIK 1167905

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended: March 31, 2014

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [X]                          Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 15, 2014, there were 8,996,355 shares of Registrant's Class A Common Stock and 21,286,344 shares of Registrant's Class B Common Stock outstanding.

                                  AMINCOR, INC.
                               REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

                                    CONTENTS

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................. 4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ("MD&A").......................................27

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........37

Item 4.  Controls and Procedures..............................................37

PART II  - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................40

Item 1A. Risk Factors.........................................................42

Item 5.  Other Information....................................................53

Item 6.  Exhibits.............................................................53

SIGNATURES....................................................................54

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         Amincor, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                      March 31, 2014 and December 31, 2013

                                                                             March 31,              December 31,
                                                                               2014                     2013
                                                                          --------------           --------------
                                                                            (unaudited)               (audited)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                    $      105,693           $      295,793
  Accounts receivable, net of allowance of $584,853 and $589,201
   at March 31, 2014 and December 31, 2013, respectively                       3,682,133                5,449,234
  Inventories, net                                                               952,413                  838,164
  Costs and estimated earnings in excess of billings on
   uncompleted contracts                                                          29,141                   40,049
  Prepaid expenses and other current assets                                    1,208,964                  458,065
                                                                          --------------           --------------
      Total current assets                                                     5,978,344                7,081,305
                                                                          --------------           --------------
PROPERTY, PLANT AND EQUIPMENT, NET
  Property, plant and equipment, net - continuing operations                  11,874,801               12,260,857
  Property held for investment                                                 6,000,000                6,000,000
                                                                          --------------           --------------
      Total property, plant and equipment, net                                17,874,801               18,260,857
                                                                          --------------           --------------
OTHER ASSETS:
  Loan receivable, net of allowance of $260,000 at March 31, 2014
   and December 31, 2013                                                         240,000                  240,000
  Goodwill                                                                        22,241                   22,241
  Other intangible assets                                                        851,000                  851,000
  Other assets                                                                    44,873                   53,648
  Assets available for sale                                                    2,086,433                2,086,433
                                                                          --------------           --------------
      Total other assets                                                       3,244,547                3,253,322
                                                                          --------------           --------------

      Total assets                                                        $   27,097,692           $   28,595,484
                                                                          ==============           ==============

                         Amincor, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                      March 31, 2014 and December 31, 2013

                                                                             March 31,              December 31,
                                                                               2014                     2013
                                                                          --------------           --------------
                                                                            (unaudited)               (audited)
                        LIABILITIES AND (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                        $   12,067,422           $   11,849,200
  Assumed liabilities                                                          1,372,003                1,409,295
  Accrued expenses and other current liabilities                               5,550,362                5,807,148
  Loans payable to related party                                               9,498,948                8,493,689
  Notes payable - current portion                                              8,394,047                7,957,909
  Capital lease obligations - current portion                                    204,531                  215,859
  Billings in excess of costs and estimated earnings on
   uncompleted contracts                                                         540,059                  675,786
  Deferred revenue                                                                76,660                  101,675
  Current liabilities - discontinued operations                                4,994,254                5,001,665
                                                                          --------------           --------------
      Total current liabilities                                               42,698,286               41,512,226
                                                                          --------------           --------------
LONG-TERM LIABILITIES:
  Capital lease obligations - net of current portion                             126,631                  170,890
  Due to related party                                                           792,475                  809,731
  Notes payable - net of current portion                                         199,889                  220,955
  Other long-term liabilities                                                         --                    6,104
                                                                          --------------           --------------
      Total long-term liabilities                                              1,118,995                1,207,680
                                                                          --------------           --------------

      Total liabilities                                                       43,817,281               42,719,906
                                                                          --------------           --------------
COMMITMENTS AND CONTINGENCIES

(DEFICIT) EQUITY:
AMINCOR SHAREHOLDERS' (DEFICIT) EQUITY:
  Convertible preferred stock, $0.001 par value per share; 3,000,000
   authorized, 1,752,823 issued and outstanding                                    1,753                    1,753
  Common stock - class A; $0.001 par value; 22,000,000
   authorized, 8,996,355 and 7,919,023 issued and outstanding
   as of March 31, 2014 and December 31, 2013, respectively                        8,996                    7,913
  Common stock - class B; $0.001 par value; 40,000,000
   authorized, 21,286,344 issued and outstanding                                  21,286                   21,286
  Additional paid-in capital                                                  87,464,792               87,201,076
  Accumulated deficit                                                       (103,704,965)            (100,852,132)
                                                                          --------------           --------------
      Total Amincor shareholders' (deficit) equity                           (16,208,138)             (13,620,104)
                                                                          --------------           --------------

NONCONTROLLING INTEREST DEFICIT:                                                (511,451)                (504,318)
                                                                          --------------           --------------

      Total (deficit) equity                                                 (16,719,589)             (14,124,422)
                                                                          --------------           --------------

      Total liabilities and (deficit) equity                              $   27,097,692           $   28,595,484
                                                                          ==============           ==============

              The accompanying notes are an integral part of these
                   consolidated condensed financial statements

                         Amincor, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations
                          Three Months Ended March 31,
                                   (Unaudited)

                                                                                   2014                   2013
                                                                               ------------           ------------
NET REVENUES                                                                   $  6,341,676           $  6,968,046

COST OF REVENUES                                                                  5,612,725              6,032,101
                                                                               ------------           ------------

      Gross profit                                                                  728,951                935,945

SELLING, GENERAL AND ADMINISTRATIVE                                               2,948,498              3,068,991
                                                                               ------------           ------------

Loss from operations                                                             (2,219,547)            (2,133,046)
                                                                               ------------           ------------
OTHER EXPENSES (INCOME):
  Interest expense, net                                                             765,447                241,345
  Other expense (income)                                                           (122,306)               (70,587)
                                                                               ------------           ------------
      Total other expenses (income)                                                 643,141                170,758
                                                                               ------------           ------------

Loss before provision for income taxes                                           (2,862,688)            (2,303,804)

Provision for income taxes                                                               --                     --
                                                                               ------------           ------------

      Net loss from continuing operations                                        (2,862,688)            (2,303,804)
                                                                               ------------           ------------

Income (loss) from discontinued operations                                            2,722               (181,276)
                                                                               ------------           ------------

      Net loss                                                                   (2,859,966)            (2,485,080)
                                                                               ------------           ------------

      Net loss attributable to non-controlling interests                             (7,133)                (6,652)
                                                                               ------------           ------------

      Net loss attributable to Amincor shareholders                            $ (2,852,833)          $ (2,478,428)
                                                                               ============           ============

NET LOSS PER SHARE FROM CONTINUING OPERATIONS - BASIC AND DILUTED:
  Net loss from continuing operations                                          $      (0.09)          $      (0.08)
                                                                               ============           ============

  Weighted average shares outstanding - basic and diluted                        30,186,403             28,949,367
                                                                               ============           ============

NET LOSS PER SHARE ATTRIBUTABLE TO AMINCOR SHAREHOLDERS - BASIC AND DILUTED:
  Net loss attributable to Amincor shareholders                                $      (0.09)          $      (0.09)
                                                                               ============           ============

  Weighted average shares outstanding - basic and diluted                        30,186,403             28,949,367
                                                                               ============           ============

              The accompanying notes are an integral part of these
                   consolidated condensed financial statements

                         Amincor, Inc. and Subsidiaries
  Consolidated Condensed Statement of Changes in Shareholders' (Deficit) Equity
                   Three Months Ended March 31, 2014 and 2013

                                                                     Amincor, Inc. and Subsidiaries
                                            -------------------------------------------------------------------------------
                                                  Convertible               Common Stock -                Common Stock -
                                                Preferred Stock                Class A                      Class B
                                              -------------------         -------------------         ---------------------
                                              Shares       Amount         Shares       Amount         Shares         Amount
                                              ------       ------         ------       ------         ------         ------
Balances at December 31, 2012 (audited)     1,752,823     $  1,753      7,663,023     $  7,663      21,286,344     $  21,286
                                            =========     ========      =========     ========      ==========     =========

Share based compensation of employees              --           --             --           --              --            --

Net loss                                           --           --             --           --              --            --
                                            ---------     --------      ---------     --------      ----------     ---------

Balances at March 31, 2013 (unaudited)      1,752,823     $  1,753      7,663,023     $  7,663      21,286,344     $  21,286
                                            =========     ========      =========     ========      ==========     =========

Balances at December 31, 2013 (audited)     1,752,823     $  1,753      7,913,023     $  7,913      21,286,344     $  21,286
                                            =========     ========      =========     ========      ==========     =========

Issuance of shares to officers for cash            --           --      1,083,332        1,083              --            --

Share based compensation of employees              --           --             --           --              --            --

Net loss                                           --           --             --           --              --            --
                                            ---------     --------      ---------     --------      ----------     ---------

Balances at March 31, 2014 (unaudited)      1,752,823     $  1,753      8,996,355     $  8,996      21,286,344     $  21,286
                                            =========     ========      =========     ========      ==========     =========

                                           Amincor, Inc. and Subsidiaries
                                           ------------------------------

                                             Additional                                               Total
                                              Paid-in         Accumulated      Non-controlling       (Deficit)
                                              Capital           Deficit            Deficit            Equity
                                              -------           -------            -------            ------

Balances at December 31, 2012 (audited)     $ 86,549,322     $ (84,342,834)      $ (403,833)       $  1,833,357
                                            ============     =============       ==========        ============

Share based compensation of employees            139,139                --               --             139,139

Net loss                                              --        (2,478,428)          (6,652)         (2,485,080)
                                            ------------     -------------       ----------        ------------

Balances at March 31, 2013 (unaudited)      $ 86,688,461     $ (86,821,262)      $ (410,485)       $   (512,584)
                                            ============     =============       ==========        ============

Balances at December 31, 2013 (audited)     $ 87,201,076     $(100,852,132)      $ (504,318)       $(14,124,422)
                                            ============     =============       ==========        ============

Issuance of shares to officers for cash          128,917                --               --             130,000

Share based compensation of employees            134,799                --               --             134,799

Net loss                                              --        (2,852,833)          (7,133)         (2,859,966)
                                            ------------     -------------       ----------        ------------

Balances at March 31, 2014 (unaudited)      $ 87,464,792     $(103,704,965)      $ (511,451)       $(16,719,589)
                                            ============     =============       ==========        ============

              The accompanying notes are an integral part of these
                   consolidated condensed financial statements

                         Amincor, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                   Three Months Ended March 31, 2014 and 2013
                                   (Unaudited)

                                                                                 2014                   2013
                                                                             ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                                        $ (2,862,688)          $ (2,303,804)
  Adjustments to reconcile net loss to net cash from continuing operations (used in) provided by operating activities:
     Depreciation and amortization of property, plant and equipment               433,505                457,344
     Stock based compensation of employees                                        134,799                139,139
     Provision for doubtful accounts                                               13,401                  3,402
  Changes in assets and liabilities:
     Accounts receivable                                                        1,753,700                (53,806)
     Inventories                                                                 (114,249)                60,800
     Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                        10,908                 (1,918)
     Prepaid expenses and other current assets                                    189,814                349,657
     Other assets                                                                   8,775                     --
     Accounts payable                                                             218,222                364,233
     Accrued expenses and other current liabilities                              (256,786)               361,307
     Billings in excess of costs and estimated earnings on
      uncompleted contracts                                                      (135,727)              (214,217)
     Deferred revenue                                                             (25,015)               (36,116)
     Other long-term liabilities                                                   (6,104)                    --
                                                                             ------------           ------------
NET CASH USED IN OPERATING ACTIVITIES - CONTINUING OPERATIONS                    (637,445)              (873,979)
                                                                             ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                             (47,449)               (20,873)
                                                                             ------------           ------------
NET CASH USED IN INVESTING ACTIVITIES - CONTINUING OPERATIONS                     (47,449)               (20,873)
                                                                             ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds/loans from related parties                                         988,003              1,342,116
  Proceeds from issuance of common stock                                          130,000                     --
  Principal payments of capital lease obligations                                 (55,587)               (67,150)
  Repayments of notes payable                                                    (525,641)              (592,517)
  Assumed liabilities                                                             (37,292)                  (348)
                                                                             ------------           ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES - CONTINUING OPERATIONS                 499,483                682,101
                                                                             ------------           ------------

NET CASH USED IN CONTINUING OPERATIONS                                           (185,411)              (212,751)
                                                                             ------------           ------------

                         Amincor, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                   Three Months Ended March 31, 2014 and 2013
                                   (Unaudited)

                                                                                 2014                   2013
                                                                             ------------           ------------
Net cash used in operating activities - discontinued operations                    (4,689)                (2,879)
Net cash provided by investing activities - discontinued operations                    --                     --
Net cash used in financing activities - discontinued operations                        --                 (7,827)
                                                                             ------------           ------------

NET CASH USED IN DISCONTINUED OPERATIONS                                           (4,689)               (10,706)
                                                                             ------------           ------------

Decrease in cash                                                                 (190,100)              (223,457)

Cash, beginning of period                                                         295,793                357,029
                                                                             ------------           ------------

Cash, end of period                                                          $    105,693           $    133,572
                                                                             ============           ============

Supplemental disclosure of cash flow information:

Cash paid during the period for:
  Interest                                                                   $    742,947           $    316,877
                                                                             ============           ============

  Income taxes                                                               $         --           $         --
                                                                             ============           ============
Non-cash investing and financing activities:
  Financing of insurance by notes payable                                    $    940,713           $    934,220
                                                                             ============           ============

  Conversion of accounts payable to term notes payable                       $         --           $    155,965
                                                                             ============           ============

  Acquisition of equipment by notes payable                                  $         --           $     40,501
                                                                             ============           ============

              The accompanying notes are an integral part of these
                   consolidated condensed financial statements

1. ORGANIZATION AND NATURE OF BUSINESS

Amincor,  Inc.  ("Amincor") is  headquartered in New York, New York. As of March
31,  2014  and  December  31,  2013   Amincor's  had  the  following   operating
subsidiaries:

         Advanced Waste & Water Technology, Inc. ("AWWT")
         Baker's Pride, Inc. ("BPI")
         Tyree Holdings Corp. ("Tyree")
         Amincor Other Assets, Inc. ("Other Assets")

AWWT

AWWT performs water remediation services in the Northeastern United States and is headquartered in Farmingdale, New York. In addition to its fixed station operations AWWT is working with impacted water produces to provide water remediation equipment and services throughout the United States and select international markets. The services include water testing and evaluation, system engineering and design, system training servicing and maintenance.

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

On December 19, 2013, Other Assets executed a promissory note against its property located in Pelham Manor, New York. The promissory note is for $1.5 million and provides for interest only payments of $15,000 per month, with the full principal balance due on January 1, 2015. The note carries an interest rate of 12.0% per annum.

DISCONTINUED OPERATIONS

On April 1, 2013,  Amincor  sold the  business  of a  subsidiary,  Environmental
Quality Services ("EQS") to a former manager of the Company. EQS provided environmental and hazardous waste testing services in the Northeastern United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Amincor and all of its consolidated subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

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

REVENUE RECOGNITION

BPI

Revenue is recorded net of discounts and is recognized upon the sale of products when title to the goods has passed, the price to the customer is fixed and determinable, and collection from the customer is reasonably assured. Those conditions are typically satisfied when goods are delivered to BPI's shipping dock, and are made available for pick-up by the customer, at which point the title passes to the customer. Customer sales discounts are accounted for as reductions of revenues in the same period the related sales are recorded.

TYREE

Maintenance and repair services for several retail petroleum customers are performed under multi-year, unit price contracts ("Tyree Contracts"). Under these agreements, the customer pays a set price per contracted retail location per month and Tyree provides a defined scope of maintenance and repair services at these locations on an on-call or as scheduled basis. Revenue earned under Tyree Contracts is recognized each month at the prevailing rate per location unit price. Revenue from other maintenance and repair services is recognized as these services are rendered.

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

ACCOUNTS RECEIVABLE

Accounts receivable represents amounts due from customers and is reported net of an allowance for doubtful accounts. The allowance for doubtful accounts is based on management's estimate of the amount of receivables that will actually be collected after analyzing the credit worthiness of its customers and historical experience, as well as the prevailing business and economic environment.

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

ALLOWANCE FOR LOAN LOSSES

The Company performs ongoing credit evaluations of its loans receivable and provides an allowance for loan losses based on the payee's credit evaluation, current financial condition, and collection history. When it is determined that it is more likely than not that the scheduled payments of principal and interest under the terms of the loan will not be received when due, an allowance for loan losses is established, based upon management's estimate of the amount of the loan that will actually be collected.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The Company assesses recoverability by determining whether the net book value of the related asset will be recovered through the projected undiscounted future cash flows of the asset. If the Company determines that the carrying value of the asset may not be recoverable, it measures any impairment based on the asset's fair value as compared to the asset's carrying value.

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or could otherwise cause the issuance of common stock. Such contracts include stock options and convertible preferred stock, which when exercised or converted into common stock would cause the issuance of common stock that then would share in earnings (loss). Such potential additional common shares are included in the computation of diluted earnings per share. Diluted loss per share is not computed for the three months ended March 31, 2014 and 2013 because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the accompanying consolidated financial statements of prior periods to conform to the current period's presentation.

3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring net losses from operations and had a working capital deficit of $36,719,942 and a (deficit) equity of $16,719,589 as of March 31, 2014, which raises substantial doubt about the Company's ability to continue as a going concern. Our auditors have stated, in their report dated April 15, 2014, that there is substantial doubt on the Company's ability to continue operations as a going concern due to our recurring net losses from operations, and significant deficits in working capital and equity. The Company's ability to continue as a going concern is dependent upon its ability to raise additional funds through debt and equity financing, and to achieve profitable operations. Management's plans to continue as a going concern and to achieve a profitable level of operations are as follows:

     *    Advanced Waste & Water Technology, Inc.
          * Successfully selling large-scale waste water treatment equipment through AWWT's established licensing agreement.
          * Acquiring the company with which AWWT has established its licensing agreement.

     *    Baker's Pride, Inc.
          * Securing additional donut and bread customers to increase the utilization of existing plant assets and place significant and competitive bids to strategic players within the fresh bread manufacturing industry, as well as increase revenues from its existing customers,
          * Increasing co-pack donut, bread and bun business once the existing plant assets are operating at maximum capacity,
          * Negotiating with its commercial bank to commence paying principal payments on its bridge loan, which matures on September 1, 2014, when BPI's cash flow improves.

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

     *    Amincor Other Assets, Inc.
          * Liquidating assets held for sale to provide working capital to the Company's subsidiaries,
          *    Renting assets held for sale until they can be sold.

     *    Amincor, Inc.
          * Securing new financing from a financial institution to provide needed working capital to the subsidiary companies.

While management believes that it will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at the Company's current levels through at least March 31, 2015, if the Company is not able to do so and if the Company is unable to become profitable for the next twelve months through March 31, 2015, the Company would likely need to modify its plans and/or cut back on its operations. If the Company raises additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result. However, if management's plans are not achieved, if significant unanticipated events occur, or if the Company is unable to obtain the necessary additional funding on favorable terms or at all, management would likely have to modify its business plans to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4. DISCONTINUED OPERATIONS

The Company discontinued the operations of EQS when it was sold on April 1, 2013 and the loss from discontinued operations in the accompanying consolidated financial statements for the three months ended March 31, 2013 primarily relates to EQS. Liabilities related to EQS and previously discontinued operations are presented separately on the consolidated balance sheets as of March 31, 2014 and December 31, 2013. Changes in net cash from discontinued operations are presented in the accompanying consolidated statements of cash flows for the three months ended March 31, 2014 and 2013. All prior period information has been reclassified to conform to the current period presentation.

The following amounts have been segregated from continuing operations and reported as discontinued operations:

                                            For The Three Months Ended March 31,
                                                  2014                2013
                                               ----------          ----------
Results From Discontinued Operations:
  Net revenues from discontinued operations    $       --          $  233,658
                                               ==========          ==========
  Income (loss) from discontinued operations   $    2,722          $ (181,276)
                                               ==========          ==========

Assets held for sale (which is recorded separately on the consolidated balance sheets) are the only remaining assets related to the discontinued operations. The following is a summary of the liabilities of the discontinued operations:

                                                  March 31,        December 31,
                                                    2014              2013
                                                 ----------        ----------

Accounts payable                                 $3,938,221        $3,945,632
Accrued expenses and other current liabilities    1,056,033         1,056,033
                                                 ----------        ----------
Total liabilities                                $4,994,254        $5,001,665
                                                 ==========        ==========

The  Company  will   continue  to  provide   administrative   services  for  the
discontinued entities until their liquidation is completed.

5. INVENTORIES

Inventories consist of:

     *    Raw materials, construction and service maintenance parts
     *    Baking ingredients
     *    Finished bakery goods

A summary of inventory as of March 31, 2014 and December 31, 2013 is below:

                                                  March 31,        December 31,
                                                    2014              2013
                                                 ----------        ----------

Raw materials                                    $1,250,905        $1,316,364
Ingredients                                         333,605           254,492
Finished goods                                      173,345            72,750
                                                 ----------        ----------
                                                  1,757,855         1,643,606
Inventory reserves                                  805,442           805,442
                                                 ----------        ----------
Inventories, net                                 $  952,413        $  838,164
                                                 ==========        ==========

6. PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2014 and December 31, 2013, property, plant and equipment from continuing operations consisted of the following:

                                        Useful Lives       March 31,        December 31,
                                          (Years)            2014               2013
                                          -------        ------------       ------------
Land                                        n/a          $    430,000       $    430,000
Machinery and equipment                    2-10            15,177,814         15,147,163
Furniture and fixtures                     5-10               169,258            169,258
Building and leasehold improvements          10             3,443,598          3,443,598
Computer equipment and software             5-7               842,989            838,466
Property Held for Investment                n/a             6,000,000          6,000,000
Vehicles                                   3-10               446,692            437,042
                                                          -----------        -----------
                                                           26,510,351         26,465,527
Less accumulated depreciation                               8,635,550          8,204,670
                                                          -----------        -----------
                                                          $17,874,801        $18,260,857
                                                          ===========        ===========

Total depreciation expense related to continuing operations for the three months ended March 31, 2014 and 2013 was $433,505 and $457,344, respectively.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

During the years ended December 31, 2013 and 2012, Tyree did not file certain required payroll tax returns on a timely basis and did not properly pay its payroll tax liabilities, including trust funds withheld on behalf of its employees. Through the assistance of an outside payroll services company, Tyree filed all delinquent payroll tax returns during the fourth quarter of 2013 and is currently in negotiations with federal and various state authorities to settle its remaining payroll tax obligations. Tyree estimates that its outstanding payroll tax liability, including penalties and interest, was approximately $2.5 million as of March 31, 2014.

During the year ended December 31, 2013, Tyree did not file required sales tax returns in various jurisdictions. Tyree subsequently filed the required returns and is currently in negotiations with various state authorities to settle the remaining sales tax liability. Tyree estimates that its outstanding sales tax liability, including penalties and interest, is approximately $1.3 million as of March 31, 2014.

8. LONG-TERM DEBT

Long-term debt consists of the following as of March 31, 2014 and December 31, 2013:

                                                   March 31,        December 31,
                                                     2014              2013
                                                 -----------        -----------
Equipment  loans payable,  collateralized  by
the assets purchased, and bearing interest at
annual  fixed  rates  ranging  from  8.00% to
15.00% as of March 31, 2014 and  December 31,
2013 with  principal and interest  payable in
installments through July 2014                    $  280,912         $  355,056

Promissory   notes  converted  from  accounts
payable,  with an  imputed  interest  rate of
10%. Payment terms are from 12 to 36 months        2,781,236          2,884,937

Promissory   notes   payable,   with  accrued
interest,  to three former  stockholders of a
predecessor   company.    These   notes   are
unsecured   and   are   subordinate   to  the
Company's  senior debt. The notes matured and
are in default as of March 31,  2014 and bear
interest at an annual fixed rate of 6.00%            500,000            500,000

Note  payable  to  insurance  company,   with
accrued   interest.    Payable   in   monthly
installments   of   principal   and  interest
through  January  2015.  The annual  interest
rate is 4.78%                                        595,713                 --

Note payable to a commercial bank. Payable in
monthly   installments   of   principal   and
interest   through  March  2015.  The  annual
interest rate is 7.25%                               170,817            188,613

Bridge   loan   with   a   commercial   bank,
collateralized   by   property,   plant   and
equipment  in addition  to assets  purchased,
and bearing  interest at 2.75% above the U.S.
Prime  Rate  with  a  floor  of  5.00%  and a
ceiling  of  7.00%.   The  loan   matures  on
September 1, 2014.                                 2,749,985          2,749,985

Promissory  note payable,  collateralized  by
property.  Payable in monthly installments of
interest  only  bearing an  interest  rate of
12.00%.  The loan  matures on January 1, 2015
at which  time the  entire  unpaid  principal
amount and all accrued  interest is fully due
and payable.                                       1,515,273          1,500,273
                                                 -----------        -----------

Total                                              8,593,936          8,178,864


Less current portion                               8,394,047          7,957,909
                                                 -----------        -----------

Long-term portion                                $   199,889        $   220,955
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

LOANS PAYABLE

Loans from a related party consist of the following at:

                                                   March 31,        December 31,
                                                     2014              2013
                                                 -----------        -----------
Loan and  security  agreement  with  Capstone
Capital  Group,  LLC which matures on October
31, 2016  bearing  interest at 18% per annum.
Maximum borrowing of $8,000,000                  $ 7,172,895        $ 6,001,021

Loan and  security  agreement  with  Capstone
Capital  Group,  LLC which matures on May 15,
2015  bearing  interest  at  18%  per  annum.
Maximum borrowing of $1,000,000                      377,092            427,069

Short-term  accounts   receivable   financing
arrangement with Capstone  Business  Funding,
LLC. No maturity date is specified.  Interest
is  charged  at  variable  rates  based  upon
collection days outstanding                        1,944,031          2,060,730

Loan  and  security  agreement  with  Stephen
Tyree  which  matures  on  November  5,  2014
bearing interest at 5.0% per annum.                    4,930              4,869
                                                 -----------        -----------
Total  loans and  amounts  payable to related
parties                                          $ 9,498,948        $ 8,493,689
                                                 ===========        ===========

Interest expense for these loans amounted to $660,960 and $125,388 for the three months ended March 31, 2014 and 2013, respectively.

MANAGEMENT FEES

The Company maintains an informal management services agreement with Capstone Credit Group, LLC to provide office space, back office services and other various services from time to time for a monthly fee. Management fees are due and payable monthly and the Company recorded management fee income of $75,000 and $45,000 for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, $45,000 of accrued management fees remained unpaid. There were no unpaid management fees as of December 31, 2013.

10. SHARES OF COMMON STOCK ISSUED

On January 9, 2014 the Company issued 1,083,332 shares of Class A Voting common shares to certain officers of the Company in exchange for $130,000. The Company's Class A shares were valued using a $0.12 valuation, which was the market price for the Company's Class A shares on January 9, 2014.

11. SHARE-BASED COMPENSATION

The Company does not have a formally adopted share-based compensation plan. Stock option grants have been made as determined by the Board of Directors.

During the three months ended March 31, 2014, the Company's Board of Directors granted 635,000 common stock Class A options to the President, Vice-President and Interim Chief Financial Officer, certain management and employees of the Company, certain officers and employees of its subsidiary companies, and certain non-employees of the Company, at an exercise price of $0.50. No common stock options were granted in the three months ended March 31, 2013. Stock based compensation expense totaled $134,799 and $139,139 for the three months ended March 31, 2014 and 2013, respectively. 50% of the options vest and become exercisable on the first anniversary of the grant date and the remaining 50% vest on the second anniversary of the grant date, provided that the individual is employed by the Company on such anniversary date.

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

12. OPERATING SEGMENTS

The Company is organized into five operating segments: (1) Amincor, (2) Other Assets, (3) AWWT (4) BPI, and (5) Tyree. Assets related to discontinued operations ("Disc. Ops") are also presented below where relevant. Segment information is as follows:

                                                   March 31,       December 31,
                                                     2014              2013
                                                 ------------      ------------
Total Assets:
  Amincor                                        $    148,711      $    362,839
  Other Assets                                      8,452,170         8,446,271
  AWWT                                                359,531           354,264
  BPI                                              11,253,154        11,313,853
  Tyree                                             6,884,126         8,118,257
                                                 ------------      ------------
Total assets                                     $ 27,097,692      $ 28,595,484
                                                 ============      ============

                                                   March 31,       December 31,
                                                     2014              2013
                                                 ------------      ------------
Total Goodwill:
  Amincor                                        $         --      $         --
  Other Assets                                             --                --
  AWWT                                                 22,241            22,241
  BPI                                                      --                --
  Tyree                                                    --                --
                                                 ------------      ------------
Total goodwill                                   $     22,241      $     22,241
                                                 ============      ============

                                                   March 31,       December 31,
                                                     2014              2013
                                                 ------------      ------------
Total Other Intangible Assets:
  Amincor                                        $         --      $         --
  Other Assets                                             --                --
  AWWT                                                     --                --
  BPI                                                      --                --
  Tyree                                               851,000           851,000
                                                 ------------      ------------
Total other intangible assets                    $    851,000      $    851,000
                                                 ============      ============

                                                  Three Months Ended March 31,
                                                     2014              2013
                                                 ------------      ------------
Net Revenues:
  Amincor                                        $         --      $         --
  Other Assets                                             --                --
  AWWT                                                114,503            53,216
  BPI                                               1,207,296            54,808
  Tyree                                             5,019,877         6,860,022
                                                 ------------      ------------
Net revenues                                     $  6,341,676      $  6,968,046
                                                 ============      ============

                                                  Three Months Ended March 31,
                                                     2014              2013
                                                 ------------      ------------
Income (loss) before Provision
for Income Taxes:
  Amincor                                        $   (178,857)     $    150,219
  Other Assets                                        (69,830)          (30,126)
  AWWT                                                (29,234)          (17,038)
  BPI                                              (1,871,403)       (1,750,171)
  Tyree                                              (713,364)         (656,688)
                                                 ------------      ------------
Income (loss) before Provision
for Income Taxes                                 $ (2,862,688)     $ (2,303,804)
                                                 ============      ============

                                                  Three Months Ended March 31,
                                                     2014              2013
                                                 ------------      ------------
Depreciation of Property and Equipment:
  Amincor                                        $         --      $         --
  Other Assets                                             --                --
  AWWT                                                 12,225            11,818
  BPI                                                 296,360           294,301
  Tyree                                               124,920           151,225
                                                 ------------      ------------
Total depreciation of property and equipment     $    433,505      $    457,344
                                                 ============      ============

                                                  Three Months Ended March 31,
                                                     2014              2013
                                                 ------------      ------------
Interest  Expense - net:
  Amincor                                        $   (174,532)     $   (136,619)
  Other Assets                                         35,000            (7,247)
  AWWT                                                     --             2,997
  BPI                                                 406,344           169,327
  Tyree                                               498,635           212,887
                                                 ------------      ------------
Total interest expense, net                      $    765,447      $    241,345
                                                 ============      ============

13. COMMITMENTS AND CONTINGENCIES

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

AMINCOR

On July 6, 2012, SFR Holdings, Ltd., Eden Rock Finance Master Limited, Eden Rock Asset Based Lending Master Ltd., Eden Rock Unleveraged Finance Master Limited, SHK Asset Backed Finance Limited, Cannonball Plus Fund Limited and Cannonball Stability Fund, LP (collectively, the "Plaintiffs") commenced an action in the Supreme Court of the State of New York County of New York against Amincor, Inc., Amincor Other Assets, Inc., their officers and directors, John R. Rice III, Joseph F. Ingrassia and Robert L. Olson and various other entities affiliated with or controlled directly or indirectly by John R. Rice III and Joseph F.
Ingrassia (collectively the "Defendants"). Plaintiffs allege that Defendants engaged in wrongful acts, including fraudulent inducement, fraud, breach of fiduciary duty, unjust enrichment, fraudulent conveyance and breach of contract. Plaintiffs are seeking compensatory damages in an amount in excess of $150,000 to be determined at trial. Litigation is pending. Management believes that this lawsuit has no merit or basis and is vigorously defending it.

BPI

In connection with a United States Department of Agriculture ("USDA") loan application, BPI had Environmental Site Assessments performed on the property where its Mt. Pleasant Street Bakery, Inc. operates, as required by the prospective lender. A Phase II Environmental Site Assessment was completed on October 31, 2011 and was submitted to the Iowa Department of Natural Resources ("IDNR") for their review. IDNR requested that a Tier Two Site Cleanup Report ("Tier Two") be issued and completed in order to better understand what environmental hazards exist on the property. The Tier Two was completed on February 3, 2012 and was submitted to IDNR for further review. Management's latest correspondence with IDNR, dated March 21, 2012, required additional environmental remediation in order to be in compliance with IDNR's regulations. Management has retained the necessary environmental consultants to become compliant with IDNR's request. Due to the nature of the liability, the remediation work is 100% eligible for refund from IDNR's Innocent Landowner Fund. As such, there is no direct liability related to the cleanup of the hazard.

TYREE

On December 5, 2011, Tyree's largest customer, Getty Petroleum Marketing, Inc. ("GPMI") filed for Chapter 11 bankruptcy protection. As of that date, Tyree had a pre-petition receivable of $1,515,401, which was subsequently written-off due to the uncertainty of collection. Additionally, Tyree has a post-petition administrative claim for $593,709. A Proof of Claim was filed with the Bankruptcy court on Tuesday, April 10, 2012. On August 27, 2012, the United States Bankruptcy Court for the Southern District of New York confirmed GPMI's Chapter 11 plan of liquidation offered by its unsecured creditors committee. The plan provides for all of the debtors' property to be liquidated over time and for the proceeds to be allocated to creditors. Any assets not distributed by the effective date will be held by a liquidating trust and administered by a liquidation trustee, who will be responsible for liquidating assets, resolving disputed claims, making distributions, pursuing reserved causes of action and winding up GPMI's affairs. As an unsecured creditor, Tyree may never collect or may only collect a small percentage of the pre and post-petition amounts owed. To date, Tyree has not been notified of any intent by the United States Bankruptcy Court for the Southern District of New York to clawback any amounts paid to Tyree pre-petition. On April 4, 2014, Tyree sold its general and administrative claims to a third party for the aggregate sum of $553,662.

In December 2013, Tyree Environmental Corp. and Tyree Service Corp. ("Tyree entities") were sued by the liquidating trustee of GPMI for recovery of preferential transfers in the respective amounts of $1,147,154 and $2,479,755. On March 27, 2014, the bankruptcy liquidating trustee entered into forbearance agreements with the Tyree entities with respect to the preference actions until June 2014, with the understanding that the forbearance periods will be extended and the actions will ultimately be dismissed if the Tyree entities continue to not voluntarily assist Getty Realty in litigation against GPMI. Management believes that this recovery of preferential transfers has no merit or basis.

Tyree currently has 110 full-time employees and 3 part time employees, some of whom are represented by six different collective bargaining agreements. Tyree has unpaid obligations for union dues of approximately $1.2 million. Tyree management does not dispute that benefits are due and owing to the respective unions. Labor contracts expired on December 31, 2012 for five of the six bargaining units. Local 355 has entered into a 36 month payment agreement with Tyree Services, Inc., to settle Tyree's obligation. The monthly payment is $20,000 per month until paid in full. Local 200 has agreed to settle its claim for a $25,000 down payment and monthly payments of $5,000 per month for 28 months. Tyree Services, Inc. will sign the settlement and Tyree Holdings, Inc. will act as a guarantor. Local 99 has entered into a verbal settlement agreement with Tyree Services, Inc. calling for monthly payments of $4,000 per month of which 24 payments remain. Local 138 has entered into a verbal settlement agreement with Tyree Services, Inc. which calls for monthly payments of $10,000 per month for 18 months. Local 25 has agreed to a continuance of its action against Tyree while Tyree's counsel and Local 25 counsel draft a settlement agreement. Management anticipates that the agreement will call for payments of $5,000 per month for 24 months.

A variety of unsecured vendors have filed suit for non-payment of outstanding invoices totaling approximately $2.7 million as of March 31, 2014, which are reflected as liabilities on the Company's consolidated balance sheet. Each of these actions is handled on a case by case basis, with settlement and payment plans ranging from a few months for smaller claims to up to five years for larger claims.

Tyree's services are regulated by federal, state and local laws enacted to regulate discharge of materials into the environment, remediation of contaminated soil and groundwater or otherwise protect the environment. The regulations put Tyree or Tyree's predecessor companies at risk for becoming a party to legal proceedings involving customers or other interested parties. The issues involved in such proceedings generally relate to alleged responsibility arising under federal or state laws to remediate contamination at properties owned or operated either by current or former customers or by other parties who allege damages. To limit its exposure to such proceedings, Tyree purchases, for itself and Tyree's predecessor companies, site pollution and professional liability insurance. Aggregate limits, per occurrence limits and deductibles for this policy are $10,000,000, $5,000,000 and $50,000, respectively.

EPIC SPORTS INTERNATIONAL, INC. ("ESI")

The Company discontinued the operations of ESI, a former subsidiary in 2011. Concurrently, a license agreement along with a Strategic Alliance Agreement with Samsung America CT, Inc. ("Samsung") was terminated. The licensor, Volkl, is seeking a $400,000 royalty payment. ESI has initiated counterclaims against the various parties, including but not limited to Samsung, seeking damages for, including but not limited to infringement, improper use of company assets and breach of fiduciary duty. Volkl was successful in obtaining a judgment against ESI and a confirmation of the Arbitration is presently pending in Federal Court. Management believes that this matter and the Frost matter below will eventually be settled out of court for less than the royalty and damages amounts sought.

On September 28, 2012, Sean Frost ("Frost"), the former President of Epic Sports International, Inc., filed a complaint to compel arbitration regarding breach of employment contract and related breach of labor code claims and for an award of compensatory damages in the Superior Court of the State of California, County of San Diego against Epic Sports International Inc., Amincor, Inc. and Joseph

Ingrassia (collectively, the "Defendants"). The first cause of action of the complaint is a petition to compel arbitration for unpaid compensation and benefits pursuant to Frost's employment agreement. The second cause of action of the complaint is for breach of contract for alleged non-payment of expenses, vacation days and assumption of certain debts. The third cause of action of the complaint is for violation of the California Labor Code for failure to pay wages due and owing. Frost is seeking among other things, damages, attorneys' fees and costs and expenses. As of March 31, 2014, the Defendants have answered the complaint and the lawsuit has been dismissed pending parties' agreement to arbitrate the matter. Frost initiated arbitration proceedings in April 2014. Defendants believe that this arbitration has no merit or basis and intend to vigorously defend.

IMSC/OTHER ASSETS

Capstone Business Credit, LLC, a related party, was the plaintiff (on behalf of Amincor Other Assets, Inc.) in a foreclosure action against Imperia Family Realty, LLC ("IFR"). IFR is related to the former owners of a business whose operations were discontinued in 2011. As of December 31, 2009, a mortgage related to an IFR property was assigned to Amincor, Inc. and thereafter to Amincor Other Assets, Inc. In November 2011, a Judgment of Foreclosure was granted by the court ordering that the property (the "Property") be sold at public auction.

In accordance with the Judgment of Foreclosure a public auction sale of the Property was held on January 10, 2012. Capstone Business Credit, LLC, on behalf of Amincor Other Assets, Inc., bid the amount of their lien and was the successful bidder and title to the property was transferred to Amincor Other Assets, Inc.

TULARE FROZEN FOODS, LLC ("TFF")

The City of Lindsay, California has invoiced TFF, a business whose operations were discontinued in 2011, $533,571 for outstanding delinquent real estate taxes, including a significant amount for penalties, interest and fees that have accrued. A settlement proposal, whereby the City of Lindsay would retain TFF's $206,666 deposit as settlement and release in full of all outstanding obligations was sent to the City of Lindsay for review on March 29, 2012. As of the date of this filing, no settlement has been reached.

14. SUBSEQUENT EVENTS

The Company has evaluated subsequent events up through May 15, 2014, the date which the financial statements were available to be issued. The Company had no other material subsequent events requiring disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A").

                          AMINCOR (CONSOLIDATED BASIS)

GOING CONCERN / LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2014, cash flows used in operating activities from continuing operations were $637,445. This was principally due to a net loss from continuing operations of $2,862,688 which was partially offset by a decrease in accounts receivable of approximately $1.7 million and depreciation and amortization of property, plant and equipment of approximately $434,000. The net loss from continuing operations is discussed in greater detail in the results from operations for the three months ended March 31, 2014 and 2013 section of this MD&A.

For the three months ended March 31, 2014, cash flows used in investing activities from continuing operations of $47,449 were primarily due the purchase of additional machinery at BPI and AWWT.

For the three months ended March 31, 2014, cash flows provided by financing activities from continuing operations of $499,483 was primarily due to proceeds received from loans with related parties.

For the three months ended March 31, 2014, total cash flows used in discontinued operations was $4,689. Cash used in discontinued operations was not material for the three months ended March 31, 2014.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying consolidated financial statements, we recorded a net loss from continuing operations of $2,862,688 for the three months ended March 31, 2014. We had a working capital deficit of $36,719,942 and an accumulated deficit of $103,704,965 as of March 31, 2014. The results of the Company's cash flows from continuing operations for the three months ended March 31, 2014 have been adversely impacted by the customer slowdown in infrastructure capital expenditures caused by the general downturn of the economic conditions and cash flow issues related to major customers. The Company has discontinued operations of EQS in 2013 which had a negative impact on the Company's cash flows. The Company's primary focus is to achieve profitable operations and positive cash flow of its operations of its long established niche businesses - Tyree and Baker's Pride.

Our auditors, Rosen Seymour Shapss Martin & Company LLP, have stated in their audit report dated December 31, 2013 that there is substantial doubt on the Company's ability to continue operations as a going concern due to our recurring net losses from operations, and the Company having a significant deficits in working capital and equity. Our ability to continue as a going concern is dependent upon our ability to raise additional funds through debt and equity financing, and to achieve profitable operations. Our plans to continue as a going concern and to achieve a profitable level of operations are as follows:

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

With respect to Tyree, management is projecting an increase in its environmental business through the end of 2014 and 2015. Tyree's ability to succeed in securing additional environmental business depends on the ability of one of Tyree's primary customers to secure remediation work by bidding environmental liabilities currently present on gasoline stations and referring this work to Tyree. Management is in the process of evaluating the profitability of Tyree's other divisions and intends to continue these operations provided that they continue to be profitable. In addition, Tyree's management believes that it is currently holding greater level of inventory than is necessary for operations and has attempted to liquidate or cease additional purchases of similar inventory. As a result, inventory is significantly lower year over year between 2014 and 2013. There was a significant increase in the reserve for obsolete inventory as of March 31, 2014. Management continues to seek opportunities to liquidate excess inventory and intends to utilize cash flows generated from this decrease in inventory as additional working capital.

Tyree's management is working to secure additional available capital resources and turnaround Tyree's operations to generate operating income. As of March 31, 2014, Tyree has a working capital deficit of approximately $19.9 million exclusive of amounts owed to Amincor and recorded a net loss of approximately $632,000 for the three months ended March 31, 2014. Tyree has entered into settlement agreements and continues to negotiate with creditors to pay off its outstanding debt obligations. However, without additional capital resources, Tyree may not be able to continue to operate and may be forced to curtail its business, liquidate assets and/file for bankruptcy protection. In any such case, its business, operating results or financial condition would be materially adversely affected.

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

With respect to Amincor Other Assets, there are significant assets currently residing on Amincor Other Asset's balance sheet related to the discontinued operations of Imperia and Tulare in addition to assets held for sale. Management is currently in negotiations regarding the assets related to Tulare and is in the process of finalizing the transaction to complete the sale of the assets. Management intends to liquidate these assets as soon as they are able to do so profitably. Management believes there is more value in these assets than is currently shown on our balance sheet and an attempt to liquidate these assets quickly will decrease their value to, or below, what is currently showing on our balance sheet. In the meantime, management is utilizing these assets to the best of their ability by offsetting the costs associated with owning those assets by generating income from renting these properties out when possible.

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

RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NET REVENUES

Net revenues for the three months ended March 31, 2014 totaled $6,341,676 as compared to net revenues of $6,968,046 for the three months ended March 31, 2013, a decrease in net revenues of $626,370 or approximately 9.0%. The primary reason for the decrease in net revenues is related to Tyree's operations. Tyree's net revenues decreased by approximately $1.8 million but was partially offset by an increase in revenue by BPI of approximately $1.2 million during the three months ended March 31, 2014. A detailed analysis of each subsidiary company's individual net revenues can be found within their respective MD&A sections of this Form 10-Q.

COST OF REVENUES

Cost of revenues for the three months ended March 31, 2014 totaled $5,612,725 or approximately 88.5% of net revenues as compared to $6,032,101 or approximately

86.6% of net revenues for the three months ended March 31, 2013. A detailed analysis of each subsidiary company's individual cost of revenues can be found within their respective MD&A sections of this Form 10-Q.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses for the three months ended March 31, 2014 totaled $2,948,498 as compared to $3,068,991 for the three months ended March 31, 2013, a decrease in operating expenses of $120,493 or approximately 3.9%. The primary reason for the decrease in SG&A expenses was related to Tyree's operations. Tyree's operating expenses decreased by approximately $613,000 during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. A detailed analysis of each subsidiary company's individual operating expenses can be found within their respective MD&A sections of this Form 10-Q.

LOSS FROM OPERATIONS

Loss from operations for the three months ended March 31, 2014 totaled $2,219,547 as compared to $2,133,046 for the three months ended March 31, 2013, an increase in loss from operations of $86,501 or approximately 4.1%. The primary reason for the increase in loss from operations is related to the decrease in net revenues and increases in cost of revenues as noted above.

OTHER EXPENSES (INCOME)

Other income for the three months ended March 31, 2014 totaled $643,141 as compared to other expenses of $170,758 for the three months ended March 31, 2013, an increase in other expenses of $472,383 or approximately 276.6%. The primary reason for the increase in other expenses is related to increased interest expense associated with BPI's working capital loan which increased by approximately $4.9 million between March 31, 2014 and March 31, 2013.

NET LOSS FROM CONTINUING OPERATIONS

Net loss from continuing operations totaled $2,862,688 for the three months ended March 31, 2014 as compared to $2,303,804 for the three months ended March 31, 2013, an increase in net loss from continuing operations of $558,884 or approximately 24.3%. The primary reason for the increase in net loss from continuing operations is related to the decrease in net revenues and increases in cost of revenues and selling, general and administrative expenses as noted above.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

Income from discontinued operations increased to $2,722 for the three months ended March 31, 2014 as compared to a loss from discontinued operations of ($181,276) for the three months ended March 31, 2013, primarily because the operations of EQS were discontinued on April 1, 2013.

NET LOSS

Net loss totaled $2,859,966 for the three months ended March 31, 2014 as compared to $2,485,080 for the three months ended March 31, 2013, an increase in net loss of $374,886 or approximately 15.1%. The primary reason for the increase in net loss is due to the decreases in net revenues and increases in cost of revenues and selling, general and administrative expenses as noted above.

                     ADVANCED WASTE & WATER TECHNOLOGY, INC.

SEASONALITY

AWWT's sales are typically higher during periods of peak wet and rainy conditions of the season which generally can occur during the second and third quarters of its fiscal year. The first and fourth quarters of the year are usually affected by cold and inclement weather which makes it difficult to process liquid streams due to issues with freezing. The effect of freezing impacts the entire wastewater treatment industry including AWWT's customers, suppliers and vendors.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NET REVENUES

Net revenues for the three months ended March 31, 2014 totaled $138,742 as compared to $92,323 for the three months ended March 31, 2013, an increase of $46,419 or approximately 50.3%. The primary reason for the increase is due to an overall volume increase in wastewater gallons processed in 2014 as compared to 2013 despite the severe winter weather conditions that occurred during in 2014 as compared to 2013, when winter weather conditions were not as severe. Gallons processed during the three months ended March 31, 2014 compared to March 31, 2013 increased by approximately 55.4%, comparatively similar to the increase in revenue.

COST OF REVENUES

Cost of revenues for the three months ended March 31, 2014 totaled $123,666 or approximately 89.1% of net revenues as compared to $77,514 or approximately 84.0% of net revenues for the three months ended March 31, 2013. The primary reason for the increase is related to materially higher rates associated with the disposal of waste product which were incurred during the three months ended March 31, 2014. Costs related to the disposal of waste were approximately $45,000 for the three months ended March 31, 2014 as compared to approximately $8,000 for the three months ended March 31, 2013, an increase of approximately $37,000.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2014 totaled $43,258 or approximately 31.2% of net revenues as compared to $28,850 or 31.2% of net revenues for the three months ended March 31, 2013, an increase of $14,407 or approximately 49.9%. The primary reason for the increase is related to administrative payroll expenses which were allocated to both EQS and AWWT during the three months ended March 31, 2013, but were not allocated during the three months ended March 31, 2014 as management discontinued the operations of EQS on April 1, 2013. Administrative payroll expenses were approximately $23,000 for the three months ended March 31, 2014 as compared to approximately $8,000 for the three months ended March 31, 2013, an increase of approximately $15,000 or 187.5%

LOSS FROM OPERATIONS

Loss from operations for the three months ended March 31, 2014 totaled $28,182 or approximately 20.3% of net revenues as compared to $14,041 or approximately 15.2% of net revenues for the three months ended March 31, 2013, an increase in loss from operations of $14,141 or approximately 100.7%. The increase in loss from operations was primarily due to the increase in cost of revenues and operating expenses as noted above.

OTHER EXPENSES (INCOME)

Other expenses for the three months ended March 31, 2014 totaled $1,052 or approximately 0.8% of net revenues as compared to other expenses of $2,997 or approximately 3.2% of net revenue for three months ended March 31, 2013, a decrease in other expenses of $1,945 or approximately 64.9%. The primary reason for the decrease in other expenses is related to a decrease in financing fees as AWWT did not finance any receivables during the three months ended March 31, 2014.

NET LOSS

Net loss for the three months ended March 31, 2014 totaled $29,234 as compared to a net loss of $17,038 for the three months ended March 31, 2013, an increase in net loss of $12,196 or approximately 71.6%. The increase in net loss is primarily attributable to the aforementioned increase in cost of revenues and operating expenses as noted above.

                               BAKER'S PRIDE, INC.

SEASONALITY

Operations at the Jefferson Street are not influenced by seasonality. Operations at the Mt. Pleasant Street operation are affected by seasonality and sales are typically higher during the Spring and late Fall compared to other periods of the year. Due to co-packing and a limited customer base for the three months ended March 31, 2014, Jefferson Street and Mt. Pleasant Street operations were not as affected by seasonality as they would be if the facilities operated at higher volumes.

LOSS OF MATERIAL CUSTOMER

On July 16, 2012, BPI was notified that Aldi, BPI's primary customer would be terminating its contract with the Company as of the end of October 2012 due to BPI's inability to meet certain pricing, cost and product offering needs. BPI performed an impairment study and concluded that BPI's goodwill and intangible assets were fully impaired.

Net revenues generated from Aldi comprised 0.0% of net revenues for the three months ended March 31, 2014 and 2013. All of the revenues formerly generated from Aldi were generated from BPI's Jefferson Street facility. Effective November 2, 2012, BPI stopped significant production at the Jefferson Street facility. As a result, there were layoffs of production personnel and wage reductions of remaining personnel in order to minimize losses until significant production resumes at the Jefferson Street facility. Production continues with low volume regional companies. Marketing is working to increase product offerings, obtain additional customers and grow the business. A contract was secured with a major bread customer in October 2013 which resulted in significant re-hiring of personnel and increased output at the Jefferson Street facility.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NET REVENUES

Net revenues for the three months ended March 31, 2014 totaled $1,207,295 as compared to $54,808 for the three months ended March 31, 2013, an increase of $1,152,488. The primary reason for the increase in net revenues is related to the acquisition of two new customers in 2013. Of the approximate $1.2 million increase in net revenues, these two customers represented $1.1 million or 90.1% of revenues for the three months ended March 31, 2014 as compared to $0 or 0.0% of revenues for the three months ended March 31, 2013.

COST OF REVENUES

Cost of revenues for the three months ended March 31, 2014 totaled $1,529,283 as compared to $554,650 for the three months ended March 31, 2013, an increase of $974,633 or approximately 175.7%. The Company had a 2,102.8% increase in net revenues against a 175.7% increase in cost of revenues in 2014 as compared to 2013. The primary reason for the increase in cost of revenues is related to increases in production at both the Jefferson Street facility and the Mt. Pleasant Street facility during the three months ended March 31, 2014 due to the aforementioned two new customers. Certain fixed costs are incurred by BPI regardless of the production levels at BPI's facilities which were incurred during the three months ended March 31, 2014 and 2013 which contributed to the negative gross margin reported for both periods.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

SG&A expenses for the three months ended March 31, 2014 totaled $1,143,072 as compared to $1,081,017 for the three months ended March 31, 2013, an increase of $62,055 or approximately 5.7%. The primary reason for the increase in 2014 is related to an increase in management payroll of approximately $60,000. This increase was due to the increase in business and re-staffing the required management necessary to operate both the Jefferson Street facility and the Mt. Pleasant Street facility concurrently.

LOSS FROM OPERATIONS

Loss from operations for the three months ended March 31, 2014 totaled $1,465,059 as compared to $1,580,859 for the three months ended March 31, 2013, a decrease in loss from operations of $115,800 or approximately 7.3%. The decrease in loss from operations was primarily due to the increase in net revenues as noted above.

OTHER EXPENSES

Other expenses for the three months ended March 31, 2014 totaled $406,344 as compared to $169,312 for three months ended March 31, 2013, an increase of

$237,032 or approximately 140.0%. The primary reason for this increase in 2014 is a higher interest expense incurred due to a larger loan balances on BPI's working capital line.

NET LOSS

Net loss for the three months ended March 31, 2014 totaled $1,871,403 as compared to $1,750,171 for the three months ended March 31, 2013, an increase in net loss of $121,232. The primary reason for this increase in net loss is related to the increase in other expenses as noted above.

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

FINANCING

Tyree maintains a $15,000,000 revolving credit agreement with its Parent Amincor which expires on January 1, 2016. Borrowings under this agreement are collateralized by a first lien security interest in all tangible and intangible assets owned by Tyree. Availability of funding from Amincor is dependent on Amincor's liquidity. The annual interest rate charged on this loan was approximately 5% for the three months ended March 31, 2014 and 2013.

Going forward, Tyree's growth will be difficult to attain until either (i) new working capital is available through profitable operations or (ii) new equity is invested into Tyree to facilitate organic and acquisition based growth.

LIQUIDITY

Tyree incurred net losses of $713,364 and $665,233 for the three months ended March 31, 2014 and 2013, respectively. Since Tyree's largest customer filed bankruptcy in December 2011, Tyree has been having significant cash flow problems. Significantly reduced revenues and old accounts payable settlement payments have put stress on the available funding and the existing credit facility. In the fourth quarter of 2011 and the first quarter of 2012, management responded with a plan to term out all current vendors. Many vendors agreed to long term payouts, so Tyree converted a portion of accounts payable to long and short term debt. At March 31, 2014 this amounted to $2,748,733. In reaction to the GPMI Bankruptcy filing, management reduced employee headcount, rescheduled accounts payable, reduced management's salaries and reduced its rent commitments. Management continues to analyze Tyree's overhead expenses and will continue to reduce its works force as necessary until it is able to replace the business lost as a result of the GPMI bankruptcy filing.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

NET REVENUES

Net revenues for the three months ended March 31, 2014 totaled $5,019,877 as compared to $6,860,022 for the three months ended March 31, 2013, a decrease of $1,840,145 or approximately 26.8%. The decrease in revenues in 2014 can primarily be attributable to the harsh weather conditions experienced during the three months ended March 31, 2014. The winter season was irregularly adverse which impacted Tyree's ability to complete work and therefore generate revenue. Revenues by operating division for the three months ended March 31, 2014 and 2013 were as follows:

                                                     2014                2013
                                                  ----------          ----------
Revenues
  Service and Construction                        $2,747,153          $3,288,315
  Environmental, Compliance and Engineering        2,272,724           3,571,707
                                                  ----------          ----------
Total                                             $5,019,877          $6,860,022
                                                  ==========          ==========

COST OF REVENUES

Cost of revenues for the three months ended March 31, 2014 totaled $3,984,015 or approximately 79.4% of net revenues as compared to $5,447,589, or 79.4% for the three months ended March 31, 2013. Margins were able to be maintained with a lower sales volume primarily due to a reduction in accounts payable due to reconciliation discrepancies which decreased cost of goods sold by approximately $290,000 for the three months ended March 31, 2014. Without this reduction, the cost of revenue from operations was $1,173,286 less than it was in 2013, the reduction in revenue of $1,840,145 resulted in the cost of revenue from operations being 5.7% greater than it was in 2013.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2014 totaled $1,250,591, or approximately 24.9% of net revenues compared to $1,863,281, or approximately 27.2% of net revenues for the three months ended March 31, 2013, a decrease in operating expenses of $612,690 or approximately 32.9%. During the three months ended March 31, 2014, Tyree's payroll and benefits were reduced by approximately $176,000 and Tyree's management fee to Amincor was reduced by approximately $360,000. In addition, reductions in professional fees, rent, telephones, and travel accounted for the remainder of the expense reductions.

LOSS FROM OPERATIONS

Loss from operations for the three months ended March 31, 2014 totaled $214,729 or approximately 4.3% of net revenues as compared to $450,849, or approximately 6.6% of net revenues for the three months ended March 31, 2013, a decrease in loss from operations of $236,120 or approximately 52.3%. The decrease in loss from operations was primarily due to the aforementioned adjustments to accounts payable.

OTHER EXPENSES

Other expenses for the three months ended March 31, 2014 totaled $498,635 or approximately 9.9% of net revenues as compared to other expenses (income) of $214,384, or approximately 3.1% of net revenues for the three months ended March 31, 2013, an increase in other expenses of $284,251 or approximately 57.0%. Interest expense for the three months ended March 31, 2014 was $498,635 as compared to $212,887 for the three months ended March 31, 2013, an increase of $285,748 or approximately 134.2%. The primary reason for this increase is due to an increase in the volume of receivables financed during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

NET LOSS

Net loss for the three months ended March 31, 2014 totaled $713,364 as compared to $665,233 for the three months ended March 31, 2013, an increase in net loss of $48,131 or approximately 7.2%. The increase in net loss was primarily due to the increase decrease in net revenues and increase in cost of revenues as discussed above.

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

Our management has not assessed the effectiveness of our internal control over financial reporting as of March 31, 2014. Management understands that in making this assessment, it should use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Although an assessment using those criteria has not been performed, our management believes that the Company's internal control over financial reporting was not effective at March 31, 2014.

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

On September 28, 2012, Sean Frost ("Frost") filed a Complaint to Compel Arbitration Regarding Breach of Employment Contract and Related Breach of Labor Code Claims and For an Award of Compensatory Damages in the Superior Court of the State of California, County of San Diego against Epic Sports International Inc., Amincor, Inc. and Joseph Ingrassia (collectively, the "Defendants"). The first cause of action is a petition to compel arbitration for unpaid compensation and benefits pursuant to Frost's employment agreement. The second cause of action is for breach of contract for alleged non-payment of expenses, vacation days and assumption of certain debts. The third cause of action is for violation of the California Labor Code for failure to pay wages due and owing. Frost is seeking among other things, damages, attorneys' fees and costs and expenses. As of December 31, 2013, the Amincor Clients have answered the complaint in the Amincor Litigation and the California lawsuit has been dismissed pending parties' agreement to arbitrate the matter. Plaintiff Sean Frost initiated arbitration in April 2014. Defendants believe that this arbitration has no merit or basis and intend to vigorously defend.

On March 22, 2013 Fleetmatics USA, Inc. brought an action in the Supreme Court in the State of New York, County of Suffolk against Tyree Equipment Corp. and Tyree Services Corp. seeking $313,176.09 plus interest and costs for services rendered. In June 26, 2013 a default judgment was entered against Tyree Equipment Corp. and Tyree Services Corp. in the amount of $328,083.29. On February 24, 2014 All Safe Protection, Inc. brought action against Tyree Holdings, Corp. and other Tyree entities for services rendered to Tyree in the amount of $236,817.98 plus interest and costs. On March 3, 2014 American Express Travel related Services Company brought suit in the Supreme Court in the State of New York, County of Nassau against Tyree Holdings, Corp. seeking the sum of $142,235.42 plus interest and cost for unpaid interest and charges. Management is attempting to finalize settlement agreements for a three year payment plan based on a 60 month payment schedule with a balloon payment at the end of the third year. Management anticipates that Fleetmatics and American Express will agree to the payment plan and will endeavor to reach a similar agreement with All Safe.

A number of additional unsecured vendors have either threatened to or have filed suit for non-payment of outstanding invoices, as noted in Tyree's financial statements under accounts payable. Each of these matters, which occurred in the ordinary course of business, is handled on a case by case basis, with settlement and payment plans.

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

Amincor's Management is working to secure additional available capital resources and turn around the subsidiary companies to generate operating income. Amincor may raise additional funds through public or private debt or equity financings. However, there can be no assurance that such resources will be sufficient to fund the operations of Amincor or the long-term growth of the subsidiaries businesses. Amincor cannot assure investors that any additional financing will be available on favorable terms, or at all. Without additional capital resources, Amincor may not be able to continue to operate, take advantage of unanticipated opportunities, develop new products or otherwise respond to competitive pressures, and be forced to curtail its business, liquidate assets and/or file for bankruptcy protection. In any such case, its business, operating results or financial condition would be materially adversely affected.

Amincor's independent registered public accounting firm has stated that there is substantial doubt about Amincor's ability to continue as a going concern in the audit report on the Company's audited financial statements for the three fiscal years ended December 31, 2013.

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

BPI was advised verbally on July 12, 2012 and by written notice on July 16, 2012 that effective October 31, 2012, Aldi, Inc., BPI's most significant customer, would be terminating BPI as a supplier to Aldi, Inc. due to BPI's inability to meet certain pricing, cost and product offering needs. Aldi, Inc. accounted for
0.0 % of revenue for the three months ended March 31, 2014 and 2013, respectively. The loss of Aldi, Inc. has had a materially adverse effect on BPI's results of operations and financial condition since November 2012 and through the date of this report.

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

Tyree management is working to secure additional available capital resources and turn around Tyree's operations to generate operating income. However, without additional capital resources, Tyree may not be able to continue to operate and may be forced to curtail its business, liquidate assets and/or file for bankruptcy protection. In any such case, its business, operating results or financial condition would be materially adversely affected.

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

During the years ended December 31, 2013 and 2012, Tyree did not file certain required payroll tax returns on a timely basis and did not properly pay its payroll tax liabilities, including trust funds withheld on behalf of its employees. Through the assistance of an outside payroll services company, Tyree filed all delinquent payroll tax returns during the fourth quarter of 2013 and is currently in negotiations with federal and various state authorities to settle its remaining payroll tax obligations. Tyree estimates that its outstanding payroll tax liability, including penalties and interest, was approximately $2.5 million as of March 31, 2014.

During the year ended December 31, 2013, Tyree did not file required sales tax returns in various jurisdictions. Tyree subsequently filed the required returns and is currently in negotiations with various state authorities to settle the remaining sales tax liability. Tyree estimates that its outstanding sales tax liability, including penalties and interest, is approximately $1.3 million as of March 31, 2014.

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

In December 2013, Tyree Environmental Corp. and Tyree Service Corp. ("Tyree entities") were sued by liquidating trustee of GPMI for recovery of preferential transfers in the respective amounts of $1,147,154 and $2,479,755. On March 27, 2014, the bankruptcy liquidating trustee entered into forbearance agreements with the Tyree entities with respect to the preference actions until June 2014, with the understanding that the forbearance periods will be extended and the actions will ultimately be dismissed if the Tyree entities continue to not voluntarily assist Getty Realty in litigation against GPMI. We believe that this recovery of preferential transfers has no merit or basis.

ITEM 5. OTHER INFORMATION

On January 9, 2014, the Board of Directors of the Registrant approved the issuance of 1,083,332 Class A Voting Common Stock, par value $0.001 (the "Shares") to certain officers of the Company in exchange for $130,000. The Company's Class A shares were valued using a $0.12 valuation, which was the market price for the Company's Class A shares on January 9, 2014

ITEM 6. EXHIBITS

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

                                          AMINCOR, INC.


Date: May 15, 2014                        By: /s/John R. Rice, III
                                              ----------------------------------
                                              John R. Rice, III, President



Date: May 15, 2014                        By: /s/ Joseph F. Ingrassia
                                              ----------------------------------
                                              Joseph F. Ingrassia, Interim Chief
                                              Financial Officer