Form 10-K/A
period 2013-12-31
Amincor, Inc.
filed 2014-07-02
CIK 1167905

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 2)

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

(b) Exhibits.

Exhibit No.	Description

3.1	Articles of Incorporation of Amincor, Inc. (Incorporated by reference to Company’s Registration Statement on Form 10 filed on August 4, 2010)

3.2	Amincor, Inc. By-Laws (Incorporated by reference to Company’s Registration Statement on Form 10 filed on August 4, 2010)

3.3	Certificate of Incorporation of Amincor Contract Administrators, Inc. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

3.4	Certificate of Incorporation of Amincor Other Assets, Inc. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

3.5	Certificate of Incorporation of Baker’s Pride, Inc. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

3.6	Certificate of Incorporation of the Mount Pleasant Street Bakery, Inc. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

3.7	Certificate of Incorporation of the Jefferson Street Bakery, Inc. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

3.8	Certificate of Amendment to the Articles of Incorporation of Epic Sports International, Inc. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

3.9	Certificate of Incorporation of Environmental Holding Corp. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

3.10	Certificate of Incorporation of Environmental Quality Services, Inc. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

3.11	Certificate of Incorporation of Masonry Supply Holding Corp. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

3.12	Certificate of Incorporation of Imperia Masonry Supply Corp. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

3.13	Certificate of Incorporation Tulare Holdings, Inc. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

3.14	Articles of Formation Tulare Frozen Foods, LLC (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

3.15	Certificate of Incorporation Tyree Holdings Corp. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

3.16	Certificate of Incorporation Tyree Environmental Corp. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

3.17	Certificate of Incorporation Tyree Equipment Corp. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

3.18	Certificate of Incorporation Tyree Service Corp. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

3.19	Certificate of Incorporation The South Street Bakery, Inc. (Incorporated by reference to Company’s Form 10-K filed on April 16, 2012)

3.20	Certificate of Incorporation Advanced Waste & Water Technology, Inc. ((Incorporated by reference to Company’s Form 10-Q filed on May 18, 2012)

10.1	Share Exchange Agreement between Amincor, Inc. and Tulare Frozen Foods Inc. (Incorporated by reference to Company’s Registration Statement on Form 10 filed on August 4, 2010)

10.2	Letter of Intent for Acquisition of Tulare Holdings, Inc. (Incorporated by reference to Company’s Registration Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

10.3	Discount Factoring Agreement between Capstone Business Credit, LLC and Tulare Frozen Foods, Inc. (Incorporated by reference to Company’s Registration Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

10.4	Purchase Order Financing Agreement between Tulare Frozen Foods, Inc. and Capstone Capital Group I, LLC (Incorporated by reference to Company’s Registration Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

10.5	Amendment to Purchase Order Financing Agreement between Tulare Frozen Foods, Inc. and Capstone Capital Group I, LLC (Incorporated by reference to Company’s Registration Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

10.6	Letter of Intent for the acquisition of Baker’s Pride, Inc. (Incorporated by reference to Company’s Registration Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

10.7	Letter of Intent for the acquisition of Imperia Masonry Supply Corp. (Incorporated by reference to Company’s Registration Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

10.8	Letter of Intent for the acquisition of Klip America, Inc. (Incorporated by reference to Company’s Registration Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

10.9	Letter of Intent for the acquisition of Tyree Holdings Corp. (Incorporated by reference to Company’s Registration Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

10.10	Stock Purchase Agreement, dated October 18, 2010, by and among Registrant, Hammond Investments, Ltd. and Capstone Special Purpose Fund, LP for the purchase of Tyree Holdings Corp. (Incorporated by reference to Company’s Current Report on Form 8-K filed on October 19, 2010)

10.11	Stock Purchase Agreement, dated October 18, 2010, by and among Registrant, Hammond Investments, Ltd. and Capstone Special Purpose Fund, LP for the purchase of Masonry Supply Holding Corp. (Incorporated by reference to Company’s Current Report on Form 8-K filed on October 19, 2010)

10.12	Stock Purchase Agreement, dated October 18, 2010, by and among Registrant, Hammond Investments, Ltd. and Capstone Special Purpose Fund, LP for the purchase of Baker’s Pride, Inc. (Incorporated by reference to Company’s Current Report on Form 8-K filed on October 19, 2010)

10.13	Stock Purchase Agreement, dated October 18, 2010, by and between Registrant and Universal Apparel Holdings, Inc. for the purchase of Epic Sports International, Inc. (Incorporated by reference to Company’s Current Report on Form 8-K filed on October 19, 2010)

10.14	Strategic Alliance Agreement, dated October 26, 2010, by and between Epic Sports International, Inc and Samsung C&T America, Inc. (Incorporated by reference to Company’s Current Report on Form 8-K filed on October 29, 2010)

10.15	Option Agreement, dated October 26, 2010, for Samsung to Purchase Shares of Epic Sports International, Inc. (Incorporated by reference to Company’s Current Report on Form 8-K filed on October 29, 2010)

10.16	Form of Non-Qualified Stock Option Agreement, dated December 31, 2010 (Incorporated by reference to Company’s Current Report on Form 8-K filed on January 26, 2011)

10.17	Surrender of Collateral, Strict Foreclosure and Release Agreement, dated January 3, 2011 for the assets to be assigned to Environmental Quality Services, Inc. (Incorporated by reference to Company’s Current Report on Form 8-K filed on January 26, 2011)

10.18	Loan and Security Agreement, dated November 1, 2010, by and among Amincor, Inc., Baker’s Pride, Inc. and Capstone Capital Group, LLC (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

10.19	License Agreement, dated January 1, 2011, by and between Amincor, Inc. and Brescia Apparel Corp. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

10.20	Transition Services Agreement, dated as of December 31, 2009, by and among Capstone Capital Group I, LLC, Capstone Business Credit, LLC, Capstone Capital Management, Inc., Capstone Trade Partners, Ltd. and Joning, Corp. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

10.21	Amendment to Transition Services Agreement, dated as of December 31, 2010, by and among Capstone Capital Group I, LLC, Capstone Business Credit, LLC, Capstone Capital Management, Inc., Capstone Trade Partners, Ltd. and Joning, Corp. (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

10.22	Loan Agreement, by and between Baker’s Pride, Inc. and Central State Bank, dated January 27, 2012

14.1	Code of Ethics (Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

21	Organizational Chart of Amincor, Inc. and its subsidiaries(Incorporated by reference to Company’s Form 10-K filed on April 18, 2011)

31.1	Chief Executive Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Chief Financial Officer’s Certificate, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Chief Executive Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Chief Financial Officer’s Certificate, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

99.1	Lease for Tulare Premises (Incorporated by reference to Company’s Registration Statement on Form 10 filed on August 4, 2010)

99.2	Tulare Equipment Lease (Incorporated by reference to Company’s Registration Statement on Form 10 filed on August 4, 2010)

99.3	Amendment to Lease for Tulare Premises (Incorporated by reference to Company’s Registration Statement on Form 10 filed on August 4, 2010)

99.4	Amendment to Tulare Equipment Lease (Incorporated by reference to Company’s Registration Statement on Form 10 filed on August 4, 2010)

99.5	Organizational Chart – Capstone companies (Incorporated by reference to Company’s Registration Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

99.6	Organizational Chart – Tulare Holdings, Inc. (Incorporated by reference to Company’s Registration Statement on Form 10 Amendment No. 2 filed on January 7, 2011)

99.7	Lease Agreement, dated August 12, 2011, by and among Corbi Properties, LLC, Clear Lake Specialty Products, Inc. and The South Street Bakery, Inc. (Incorporated by reference to Company’s Form 10-Q filed on August 16, 2011)

99.8	Option Agreement, dated August 12, 2011, by and among Corbi Properties, LLC, Clear Lake Specialty Products, Inc. and The South Street Bakery, Inc. (Incorporated by reference to Company’s Form 10-Q filed on August 16, 2011)

101	Interactive data files pursuant to Rule 405 of Regulation S-T*

*	filed herewith

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

AMINCOR, INC.

Date: July 2, 2014

/s/ John R. Rice, III
By:	John R. Rice, III, President

Date: July 2, 2014

/s/ Joseph F. Ingrassia
By:	Joseph F. Ingrassia, Interim Chief Financial Officer

BOARD OF DIRECTORS

Date: July 2, 2014

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