Form 10-Q
period 2014-06-30
Amincor, Inc.
filed 2014-08-14
CIK 1167905

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended: June 30, 2014

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [X]                          Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 14, 2014, there were 12,844,839 shares of Registrant's Class A Common Stock and 21,286,344 shares of Registrant's Class B Common Stock outstanding.

                                  AMINCOR, INC.
                               REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

                                    CONTENTS

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................. 4

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ("MD&A").......................................27

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........42

Item 4.  Controls and Procedures..............................................42

PART II  - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................44

Item 1A. Risk Factors.........................................................46

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........57

Item 3.  Defaults Upon Senior Securities......................................57

Item 4.  Mine Safety Disclosures..............................................57

Item 5.  Other Information....................................................57

Item 6.  Exhibits.............................................................58

SIGNATURES....................................................................59

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         Amincor, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                       June 30, 2014 and December 31, 2013

                                                                                 June 30,               December 31,
                                                                                   2014                     2013
                                                                              --------------           --------------
                                                                               (unaudited)               (audited)
                                     ASSETS

CURRENT ASSETS:
  Cash                                                                        $      135,620           $      295,793
  Accounts receivable, net of allowance of $519,138 and $589,201
   at June 30, 2014 and December 31, 2013, respectively                            3,123,581                5,449,234
  Inventories, net                                                                   894,200                  838,164
  Costs and estimated earnings in excess
   of billings on uncompleted contracts                                               73,648                   40,049
  Prepaid expenses, deferred charges and other current assets                        918,903                  458,065
                                                                              --------------           --------------
      Total current assets                                                         5,145,952                7,081,305
                                                                              --------------           --------------
PROPERTY, PLANT AND EQUIPMENT, NET
  Property, plant and equipment, net                                              11,407,371               12,260,857
  Property held for investment                                                     6,000,000                6,000,000
                                                                              --------------           --------------
      Total property, plant and equipment, net                                    17,407,371               18,260,857
                                                                              --------------           --------------
OTHER ASSETS:
  Loan receivable, net of allowance of $260,000 at June 30, 2014
   and December 31, 2013                                                             240,000                  240,000
  Goodwill                                                                            22,241                   22,241
  Other intangible assets                                                            851,000                  851,000
  Other assets                                                                        45,463                   53,648
  Assets available for sale                                                        2,086,433                2,086,433
                                                                              --------------           --------------
      Total other assets                                                           3,245,137                3,253,322
                                                                              --------------           --------------

      Total assets                                                            $   25,798,460           $   28,595,484
                                                                              ==============           ==============

                         Amincor, Inc. and Subsidiaries
                      Consolidated Condensed Balance Sheets
                       June 30, 2014 and December 31, 2013

                                                                                 June 30,               December 31,
                                                                                   2014                     2013
                                                                              --------------           --------------
                                                                               (unaudited)               (audited)
                       LIABILITIES AND (DEFICIT) EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                            $   12,278,311           $   11,849,200
  Assumed liabilities                                                              1,297,419                1,409,295
  Accrued expenses and other current liabilities                                   5,691,498                5,807,148
  Loans payable to related party                                                  10,672,386                8,493,689
  Notes payable - current portion                                                  8,117,248                7,957,909
  Capital lease obligations - current portion                                         63,091                  215,859
  Billings in excess of costs and estimated earnings on
   uncompleted contracts                                                             504,829                  675,786
  Deferred revenue                                                                    15,562                  101,675
  Current liabilities - discontinued operations                                    4,993,447                5,001,665
                                                                              --------------           --------------
      Total current liabilities                                                   43,633,791               41,512,226
                                                                              --------------           --------------
LONG-TERM LIABILITIES:
  Capital lease obligations - net of current portion                                  97,086                  170,890
  Due to related party                                                               636,973                  809,731
  Notes payable - net of current portion                                                  --                  220,955
  Other long-term liabilities                                                             --                    6,104
                                                                              --------------           --------------
      Total long-term liabilities                                                    734,059                1,207,680
                                                                              --------------           --------------

      Total liabilities                                                           44,367,850               42,719,906
                                                                              --------------           --------------

COMMITMENTS AND CONTINGENCIES

(DEFICIT) EQUITY:
AMINCOR SHAREHOLDERS' (DEFICIT) EQUITY:
  Convertible preferred stock, $0.001 par value per share; 3,000,000
   authorized, 1,752,823 issued and outstanding                                        1,753                    1,753
  Common stock - class A; $0.001 par value; 22,000,000
   authorized, 8,996,355 and 7,919,023 issued and outstanding
   as of June 30, 2014 and December 31, 2013, respectively                             8,996                    7,913
  Common stock - class B; $0.001 par value; 40,000,000
   authorized, 21,286,344 issued and outstanding                                      21,286                   21,286
  Additional paid-in capital                                                      87,640,570               87,201,076
  Deficit                                                                       (105,727,389)            (100,852,132)
                                                                              --------------           --------------
      Total Amincor shareholders' (deficit) equity                               (18,054,784)             (13,620,104)
                                                                              --------------           --------------

NONCONTROLLING INTEREST DEFICIT:                                                    (514,606)                (504,318)
                                                                              --------------           --------------

      Total (deficit) equity                                                     (18,569,390)             (14,124,422)
                                                                              --------------           --------------

      Total liabilities and (deficit) equity                                  $   25,798,460           $   28,595,484
                                                                              ==============           ==============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements

                         Amincor, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Operations
                Three and Six Months ended June 30, 2014 and 2013
                                   (Unaudited)

                                                              Three Months Ended June 30,         Six Months Ended June 30,
                                                                2014              2013             2014              2013
                                                            ------------      ------------     ------------      ------------
Net revenues                                                $  6,120,092      $  7,044,554     $ 12,461,768      $ 14,012,601

COST OF REVENUES                                               5,339,940         5,931,943       10,952,665        11,964,044
                                                            ------------      ------------     ------------      ------------

Gross profit                                                     780,152         1,112,611        1,509,103         2,048,557

SELLING, GENERAL AND ADMINISTRATIVE                            2,157,095         2,846,868        5,105,593         5,915,858
                                                            ------------      ------------     ------------      ------------

Loss from operations                                          (1,376,943)       (1,734,257)      (3,596,490)       (3,867,301)
                                                            ------------      ------------     ------------      ------------
OTHER EXPENSES (INCOME):
  Interest expense, net                                          910,458           253,758        1,676,957           470,295
  Other expense (income)                                        (266,266)           17,310         (389,624)          (28,469)
                                                            ------------      ------------     ------------      ------------
Total other expenses (income)                                    644,192           271,068        1,287,333           441,826
                                                            ------------      ------------     ------------      ------------

Loss before provision for income taxes                        (2,021,135)       (2,005,325)      (4,883,823)       (4,309,127)

Provision for income taxes                                            --                --               --                --
                                                            ------------      ------------     ------------      ------------

Net loss from continuing operations                           (2,021,135)       (2,005,325)      (4,883,823)       (4,309,127)
                                                            ------------      ------------     ------------      ------------

Loss from discontinued operations                                 (4,444)         (100,453)          (1,722)         (281,729)
Gain from sale of discontinued operations                             --           199,942               --           199,942
                                                            ------------      ------------     ------------      ------------

Net loss                                                      (2,025,579)       (1,905,836)      (4,885,545)       (4,390,914)
                                                            ------------      ------------     ------------      ------------

Net loss attributable to non-controlling interests                (3,155)           (7,084)         (10,288)          (13,737)
                                                            ------------      ------------     ------------      ------------

Net loss attributable to Amincor shareholders               $ (2,022,424)     $ (1,898,752)    $ (4,875,257)     $ (4,377,177)
                                                            ============      ============     ============      ============

NET LOSS PER SHARE FROM CONTINUING OPERATIONS -
BASIC AND DILUTED:
  Net loss from continuing operations                       $      (0.07)     $      (0.07)    $      (0.16)     $      (0.15)
                                                            ============      ============     ============      ============

  Weighted average shares outstanding - basic and diluted     30,282,699        28,949,367       30,234,817        28,949,367
                                                            ============      ============     ============      ============

NET LOSS PER SHARE ATTRIBUTABLE TO AMINCOR SHAREHOLDERS -
BASIC AND DILUTED:
  Net loss attributable to Amincor shareholders             $      (0.07)     $      (0.07)    $      (0.16)     $      (0.15)
                                                            ============      ============     ============      ============

  Weighted average shares outstanding - basic and diluted     30,282,699        28,949,367       30,234,817        28,949,367
                                                            ============      ============     ============      ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements

                         Amincor, Inc. and Subsidiaries
  Consolidated Condensed Statement of Changes in Shareholders' (Deficit) Equity
                     Six Months Ended June 30, 2014 and 2013

                                                                         Amincor, Inc. and Subsidiaries
                                               ----------------------------------------------------------------------------
                                                   Convertible                Common Stock -               Common Stock -
                                                 Preferred Stock                 Class A                      Class B
                                               --------------------       ---------------------       ---------------------
                                               Shares        Amount       Shares         Amount       Shares         Amount
                                               ------        ------       ------         ------       ------         ------
Balances at December 31, 2012 (audited)      1,752,823      $ 1,753      7,663,023      $ 7,663     21,286,344      $ 21,286
                                             =========      =======      =========      =======     ==========      ========

Share based compensation                            --           --             --           --             --            --

Net loss                                            --           --             --           --             --            --
                                             ---------      -------      ---------      -------     ----------      --------

Balances at June 30, 2013 (unaudited)        1,752,823      $ 1,753      7,663,023      $ 7,663     21,286,344      $ 21,286
                                             =========      =======      =========      =======     ==========      ========

Balances at December 31, 2013 (audited)      1,752,823      $ 1,753      7,913,023      $ 7,913     21,286,344      $ 21,286
                                             =========      =======      =========      =======     ==========      ========

Issuance of shares to officers for cash             --           --      1,083,332        1,083             --            --

Share based compensation                            --           --             --           --             --            --

Net loss                                            --           --             --           --             --            --
                                             ---------      -------      ---------      -------     ----------      --------

Balances at June 30, 2014 (unaudited)        1,752,823      $ 1,753      8,996,355      $ 8,996     21,286,344      $ 21,286
                                             =========      =======      =========      =======     ==========      ========

                                             Amincor, Inc. and Subsidiaries
                                             ------------------------------

                                              Additional                                            Total
                                               Paid-in                        Non-controlling     (Deficit)
                                               Capital          Deficit           Deficit           Equity
                                               -------          -------           -------           ------
Balances at December 31, 2012 (audited)      $86,549,322     $ (84,342,834)      $(403,833)      $  1,833,357
                                             ===========     =============       =========       ============

Share based compensation                         278,371                --              --            278,371

Net loss                                              --        (4,377,177)        (13,737)        (4,390,914)
                                             -----------     -------------       ---------       ------------

Balances at June 30, 2013 (unaudited)        $86,827,693     $ (88,720,011)      $(417,570)      $ (2,279,186)
                                             ===========     =============       =========       ============

Balances at December 31, 2013 (audited)      $87,201,076     $(100,852,132)      $(504,318)      $(14,124,422)
                                             ===========     =============       =========       ============

Issuance of shares to officers for cash          128,917                --              --            130,000

Share based compensation                         310,577                --              --            310,577

Net loss                                              --        (4,875,257)        (10,288)        (4,885,545)
                                             -----------     -------------       ---------       ------------

Balances at June 30, 2014 (unaudited)        $87,640,570     $(105,727,389)      $(514,606)      $(18,569,390)
                                             ===========     =============       =========       ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements

                         Amincor, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                     Six Months Ended June 30, 2014 and 2013
                                   (Unaudited)

                                                                                           2014                   2013
                                                                                       ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                                                  $ (4,883,823)          $ (4,309,127)
  Adjustments to reconcile net loss to net cash from continuing operations (used in) provided by operating activities:
     Depreciation and amortization of property, plant and equipment                         861,057                925,980
     Stock based compensation                                                               310,577                278,371
     Loss on disposal of equipment                                                          168,232                     --
     Provision for doubtful accounts                                                         15,917                  3,402
  Changes in assets and liabilities:
     Accounts receivable                                                                  2,309,736               (251,792)
     Inventories                                                                            (56,036)                51,596
     Costs and estimated earnings in excess of billings on
      uncompleted contracts                                                                 (33,599)                12,296
     Prepaid expenses and other current assets                                             (460,838)               491,016
     Other assets                                                                             8,185                 (1,488)
     Accounts payable                                                                       429,111                254,020
     Accrued expenses and other current liabilities                                        (115,650)             1,454,304
     Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                             (170,957)               (81,107)
     Deferred revenue                                                                       (86,113)              (128,715)
     Other long-term liabilities                                                             (6,104)                    --
                                                                                       ------------           ------------

NET CASH USED IN OPERATING ACTIVITIES - CONTINUING OPERATIONS                            (1,710,305)            (1,301,244)
                                                                                       ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                      (175,803)              (163,717)
                                                                                       ------------           ------------

NET CASH USED IN INVESTING ACTIVITIES - CONTINUING OPERATIONS                              (175,803)              (163,717)
                                                                                       ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds/loans from related parties                                                 2,005,939              2,763,011
  Proceeds from issuance of common stock                                                    130,000                     --
  Principal payments of capital lease obligations                                          (226,572)              (197,034)
  Repayments of notes payable                                                               (61,616)            (1,147,844)
  Assumed liabilities                                                                      (111,876)               (94,771)
                                                                                       ------------           ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES - CONTINUING OPERATIONS                         1,735,875              1,323,362
                                                                                       ------------           ------------

                         Amincor, Inc. and Subsidiaries
                 Consolidated Condensed Statements of Cash Flows
                     Six Months Ended June 30, 2014 and 2013
                                   (Unaudited)

                                                                                           2014                   2013
                                                                                       ------------           ------------
NET CASH USED IN CONTINUING OPERATIONS                                                     (150,233)              (141,599)
                                                                                       ------------           ------------

Net cash used in / provided by operating activities - discontinued operations                (9,940)               222,460
Net cash provided by investing activities - discontinued operations                              --                 16,575
Net cash used in financing activities - discontinued operations                                  --               (130,625)
                                                                                       ------------           ------------

NET CASH USED IN / PROVIDED BY DISCONTINUED OPERATIONS                                       (9,940)               108,410
                                                                                       ------------           ------------

Decrease in cash                                                                           (160,173)               (33,189)

Cash, beginning of period                                                                   295,793                357,029
                                                                                       ------------           ------------

Cash, end of period                                                                    $    135,620           $    323,840
                                                                                       ============           ============

Supplemental  disclosure of cash flow information:

Cash paid during the period for:
  Interest                                                                             $  1,112,050           $    621,744
                                                                                       ============           ============
Non-cash investing and financing activities:
  Financing of insurance by notes payable                                              $    940,713           $    934,220
                                                                                       ============           ============

Conversion of accounts payable to term notes payable                                   $         --           $    155,965
                                                                                       ============           ============

Acquisition of equipment by notes payable                                              $         --           $     40,501
                                                                                       ============           ============


              The accompanying notes are an integral part of these
                   consolidated condensed financial statements

1. ORGANIZATION AND NATURE OF BUSINESS

Amincor, Inc. ("Amincor") is headquartered in New York, New York. As of June 30, 2014 and December 31, 2013 Amincor had the following operating subsidiaries:

         Advanced Waste & Water Technology, Inc. ("AWWT")
         Baker's Pride, Inc. ("BPI")
         Tyree Holdings Corp. ("Tyree")
         Amincor Other Assets, Inc. ("Other Assets")

AWWT

AWWT performs water remediation services in the Northeastern United States and is headquartered in Farmingdale, New York. In addition to its fixed station operations AWWT is working with impacted water producers to provide water remediation equipment and services throughout the United States and select international markets. The services include water testing and evaluation, system engineering and design, system training servicing and maintenance.

BPI

BPI manufactures bakery food products, consisting primarily of several varieties of sliced and packaged private label bread in addition to fresh and frozen varieties of donuts in the Midwest and Eastern region of the United States. BPI is headquartered and operates facilities in Burlington, Iowa.

TYREE

Tyree performs maintenance, repair and construction services to customers with underground petroleum storage tanks and petroleum product dispensing equipment. Complimenting these services, Tyree is engaged in environmental consulting, site assessment, analysis and management of site remediation for owners and operators of property with petroleum storage facilities. Tyree markets its services throughout the Northeast and Mid-Atlantic regions of the United States to national and multinational enterprises, as well as to local and national governmental agencies and municipalities. The majority of Tyree's revenue is derived from customers in the Northeastern United States. Tyree's headquarters are located in Farmingdale, New York and its environmental services business unit is located in Mt. Laurel, New Jersey.

OTHER ASSETS

Other  Assets  was  incorporated  to  hold  real  estate,   equipment  and  loan
receivables.

On April 30, 2013, Other Assets sold its 360,000 square foot facility located in Allentown, Pennsylvania. The property was sold for $500,000, less outstanding taxes and costs due and owing on the property, for net sale proceeds of $232,497.

On December 19, 2013, Other Assets entered into a $1.5 million mortgage on its property located in Pelham Manor, New York. The mortgage provides for interest only payments of $15,000 per month, with the full principal balance due on January 1, 2015. The note carries an interest rate of 12.0% per annum.

DISCONTINUED OPERATIONS

On April 1, 2013,  Amincor  sold the  business  of a  subsidiary,  Environmental
Quality Services ("EQS") to a former manager of the Company. EQS provided environmental and hazardous waste testing services in the Northeastern United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP").

PRINCIPLES OF CONSOLIDATION

The consolidated condensed financial statements include the accounts of Amincor and all of its consolidated subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

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

TYREE

Maintenance and repair services for several retail petroleum customers are performed under multi-year unit price contracts ("Tyree Contracts"). Under these agreements, the customer pays a set price per contracted retail location per month and Tyree provides a defined scope of maintenance and repair services at these locations on an on-call or as scheduled basis. Revenue earned under Tyree Contracts is recognized each month at the prevailing rate per location unit price. Revenue from other maintenance and repair services is recognized as these services are rendered.

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

AWWT

AWWT provides water remediation and logistics services for its clients. AWWT invoices clients based on bills of lading, which specify the quantity and type of water treated. Revenue is recognized as water remediation services are performed.

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

PROPERTY HELD FOR INVESTMENT

Property held for investment consists of property in Pelham Manor, New York. A defaulted loan was transferred from a related party with a value of $6,180,000. The loan value was written down by $180,000 to $6,000,000. During 2013, the Company took title to the property.

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

EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or could otherwise cause the issuance of common stock. Such contracts include stock options and convertible preferred stock which when exercised or converted into common stock would cause the issuance of common stock that then would share in earnings (loss). Such potential additional common shares are included in the computation of diluted earnings per share. Diluted loss per share is not computed for the three and six months ended June 30, 2014 and 2013 because any potential additional common shares would reduce the reported loss per share and therefore have an antidilutive effect.

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

The fair value of all of the Company's financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and debt, are approximately the same as their carrying amounts.

SHARE-BASED COMPENSATION

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

Non-employee   share-based  awards  are  measured  at  the  fair  value  at  the performance completion date and are charged to expenses at the service completion date.

RECLASSIFICATIONS

Certain reclassifications have been made to the accompanying consolidated condensed financial statements of prior periods to conform to the current period's presentation.

3. GOING CONCERN

The accompanying consolidated condensed financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring net losses from operations and had a working capital deficit of $38,380,774 and a (deficit) equity of ($18,054,784) as of June 30, 2014, which raises substantial doubt about the Company's ability to continue as a going concern. Our auditors have stated, in their report dated April 15, 2014, that there is substantial doubt on the Company's ability to continue operations as a going concern due to our recurring net losses from operations, and significant deficits in working capital and equity. The Company's ability to continue as a going concern is dependent upon its ability to raise additional funds through debt and equity financing and to achieve profitable operations. Management's plans to continue as a going concern and to achieve a profitable level of operations are as follows:

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

     *    Amincor Other Assets, Inc.
          * Liquidating assets held for sale to provide working capital to the Company's subsidiaries,
          *    Leasing assets held for sale until they can be sold.

     *    Amincor, Inc.
          * Securing new financing from a financial institution to provide needed working capital to the subsidiary companies.

While management believes that it will be able to continue to raise capital from various funding sources in such amounts sufficient to sustain operations at the Company's current levels through at least June 30, 2015, if the Company is not able to do so and if the Company is unable to become profitable for the next twelve months through June 30, 2015, the Company would likely need to modify its plans and/or cut back on its operations. If the Company raises additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result. However, if management's plans are not achieved, if significant unanticipated events occur, or if the Company is unable to obtain the necessary additional funding on favorable terms or at all, management would likely have to modify its business plans to continue as a going concern. The consolidated condensed financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4. DISCONTINUED OPERATIONS

The Company discontinued the operations of EQS when it was sold on April 1, 2013 and the loss from discontinued operations in the accompanying consolidated condensed financial statements for the six months ended June 30, 2013 primarily relates to EQS. Liabilities related to EQS and previously discontinued operations are presented separately on the consolidated condensed balance sheets as of June 30, 2014 and December 31, 2013. Changes in net cash from discontinued operations are presented in the accompanying consolidated condensed statements of cash flows for the six months ended June 30, 2014 and 2013. All prior period information has been reclassified to conform to the current period presentation.

The following amounts have been segregated from continuing operations and reported as discontinued operations:

                                                For The Three Months Ended June 30,    For The Six Months Ended June 30,
                                                -----------------------------------    ---------------------------------
                                                     2014               2013               2014               2013
                                                   --------           --------           --------           --------
Results From Discontinued Operations:
  Net revenues from discontinued operations        $     --           $ (1,771)          $     --           $231,887
                                                   ========           ========           ========           ========
  Income (loss) from discontinued operations       $ (4,444)          $ 99,489           $ (1,722)          $(81,787)
                                                   ========           ========           ========           ========

Assets held for sale (which is recorded separately on the consolidated condensed balance sheets) consists of two properties related to the Company's discontinued operations, as follows:

Land and building - California                                      $1,786,433
Land - New York                                                        300,000
                                                                    ----------
                                                                    $2,086,433
                                                                    ==========

 The following is a summary of the liabilities of the discontinued operations:

                                                   June 30,         December 31,
                                                     2014              2013
                                                  ----------        ----------

Accounts payable                                  $3,937,414        $3,945,632
Accrued expenses and other current liabilities     1,056,033         1,056,033
                                                  ----------        ----------
Total liabilities                                 $4,993,447        $5,001,665
                                                  ==========        ==========

5. INVENTORIES

Inventories consist of:

     *    Raw materials, construction and service maintenance parts
     *    Baking ingredients
     *    Finished bakery goods

A summary of inventory as of June 30, 2014 and December 31, 2013 is below:

                                                   June 30,         December 31,
                                                     2014              2013
                                                  ----------        ----------

Raw materials                                     $1,221,846        $1,316,364
Ingredients                                          361,812           254,492
Finished goods                                       115,984            72,750
                                                  ----------        ----------
                                                   1,699,642         1,643,606
Inventory reserves                                   805,442           805,442
                                                  ----------        ----------
Inventories, net                                  $  894,200        $  838,164
                                                  ==========        ==========

6. PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2014 and December 31, 2013, property, plant and equipment consisted of the following:

                                         Useful Lives       June 30,          December 31,
                                           (Years)            2014               2013
                                           -------        ------------        ------------
Land                                         n/a          $    419,656        $    430,000
Machinery and equipment                     2-10            14,772,022          15,147,163
Furniture and fixtures                      5-10               169,258             169,258
Building and leasehold improvements           10             3,378,525           3,443,598
Computer equipment and software              5-7               838,466             838,466
Property Held for Investment                 n/a             6,000,000           6,000,000
Vehicles                                    3-10               446,693             437,042
                                                          ------------        ------------
                                                            26,024,620          26,465,527
Less accumulated depreciation                                8,617,249           8,204,670
                                                          ------------        ------------
                                                          $ 17,407,371        $ 18,260,857
                                                          ============        ============

Total depreciation expense for the six months ended June 30, 2014 and 2013 was $861,057 and $925,980, respectively.

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

During the years ended December 31, 2013 and 2012, Tyree did not file certain required payroll tax returns on a timely basis and did not properly pay its payroll tax liabilities, including trust funds withheld on behalf of its employees. Through the assistance of an outside payroll services company, Tyree filed all delinquent payroll tax returns during the fourth quarter of 2013 and is currently in negotiations with federal and various state authorities to settle its remaining payroll tax obligations. Tyree estimates that its outstanding payroll tax liability, including penalties and interest, was approximately $2.4 million as of June 30, 2014.

During the year ended December 31, 2013, Tyree did not file required sales tax returns in various jurisdictions. Tyree subsequently filed the required returns and is currently in negotiations with various state authorities to settle the remaining sales tax liability. Tyree estimates that its outstanding sales tax liability, including penalties and interest, is approximately $1.5 million as of June 30, 2014.

8. LONG-TERM DEBT

Long-term debt consists of the following as of June 30, 2014 and December 31, 2013:

                                                   June 30,         December 31,
                                                     2014               2013
                                                 -----------        -----------
Bridge   loan   with   a   commercial   bank,
collateralized   by   property,   plant   and
equipment  located  in  Burlington,  Iowa  in
addition  to assets  purchased,  and  bearing
interest at 2.75%  above the U.S.  Prime Rate
with a floor of 5.00% and a ceiling of 7.00%.
The loan matures on September 1, 2014.            $2,749,985         $2,749,985

Promissory  note payable,  collateralized  by
property located in Pelham, New York. Payable
in  monthly  installments  of  interest  only
bearing an interest rate of 12.00%.  The loan
matures  on January 1, 2015 at which time the
entire  unpaid   principal   amount  and  all
accrued interest is fully due and payable.         1,500,273          1,500,273

Equipment  loans payable,  collateralized  by
the assets purchased, and bearing interest at
annual  fixed  rates  ranging  from  8.00% to
15.00% as of June 30, 2014 and  December  31,
2013.  The loans matured and are indefault as
of July 31, 2014                                     244,405            355,056

Promissory   notes  converted  from  accounts
payable,  with an  imputed  interest  rate of
10%. Payment terms are from 12 to 36 months        2,825,468          2,884,937

Promissory   notes   payable,   with  accrued
interest,  to three former  stockholders of a
predecessor   company.    These   notes   are
unsecured   and   are   subordinate   to  the
Company's  senior debt. The notes matured and
are in default  as of June 30,  2014 and bear
interest at an annual fixed rate of 6.00%            500,000            500,000

Note  payable  to  insurance  company,   with
accrued   interest.    Payable   in   monthly
installments   of   principal   and  interest
through  January  2015.  The annual  interest
rate is 4.78%                                        216,028                 --

Note payable to a commercial bank. Payable in
monthly   installments   of   principal   and
interest   through  March  2015.  The  annual
interest rate is 7.25%                                81,089            188,613
                                                  ----------         ----------

Total                                              8,117,248          8,178,864

Less current portion                               8,117,248          7,957,909
                                                  ----------         ----------

Long-term portion                                 $       --         $  220,955
                                                  ==========         ==========

9. RELATED PARTY TRANSACTIONS

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the other party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences. The Company's President and Vice President/Interim Chief Financial Officer own a majority of the Company's Class

A common voting stock. They also control Capstone Capital Group, LLC, and Capstone Business Funding, LLC, the entities with which the Company has outstanding loans payable as of June 30, 2014 and December 31, 2013.

LOANS PAYABLE

Loans from a related party consist of the following at:

                                                   June 30,         December 31,
                                                     2014               2013
                                                 -----------        -----------
Loan and  security  agreement  with  Capstone
Capital  Group,  LLC which matures on October
31, 2016  bearing  interest at 18% per annum.
Maximum borrowing of $9,000,000.  The loan is
securd by a subordinated  interest in Baker's
Pride's assets.                                  $ 8,508,145        $ 6,001,021

Loan and  security  agreement  with  Capstone
Capital  Group,  LLC which matures on May 15,
2015  bearing  interest  at  18%  per  annum.
Maximum borrowing of $1,000,000.  The loan is
secured by a subordinated interest in Baker's
Pride's assets.                                      425,535            427,069

Short-term  accounts   receivable   financing
arrangement with Capstone  Business  Funding,
LLC. No maturity date is specified.  Interest
is  charged  at  variable  rates  based  upon
collection days outstanding.                       1,738,706          2,060,730

Loan  and  security  agreement  with  Stephen
Tyree  which  matures  on  November  5,  2014
bearing interest at 5.0% per annum.                       --              4,869
                                                 -----------        -----------
Total  loans and  amounts  payable to related
parties                                          $10,672,386        $ 8,493,689
                                                 ===========        ===========

Interest expense for these loans amounted to $1,302,748 and $351,724 for the six months ended June 30, 2014 and 2013, respectively.

MANAGEMENT FEES

The Company provides administrative services for Capstone Capital Group, LLC to provide office space, back office services and other various services from time to time for a monthly fee. Management fees are due and payable monthly and the Company recorded management fee income of $150,000 and $90,000 for the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014, the Company has an accrued management fee receivable of $125,000 and $0 as of June 30, 2014 and December 31, 2013, respectively.

10. SHARES OF COMMON STOCK ISSUED

On January 9, 2014 the Company issued 1,083,332 shares of Class A Voting common shares to certain officers of the Company in exchange for $130,000. The Company's Class A shares were valued at $0.12, which was the market price for the Company's Class A shares on January 9, 2014.

11. SHARE-BASED COMPENSATION

The Company does not have a formally adopted share-based compensation plan. Stock option grants have been made as determined by the Board of Directors.

During the six months ended June 30, 2014, the Company's Board of Directors granted a total of 1,190,000 common stock Class A options to the President, Vice-President and Interim Chief Financial Officer, certain management and employees of the Company, and certain officers and employees of its subsidiary companies, and 80,000 common stock Class A options to certain non-employees of the Company, at exercise prices of $0.50 and $0.25. During the six months ended

June 30, 2013, the Company's Board of Directors granted a total of 774,000 common stock Class A options to the President, Vice-President and Interim Chief Financial Officer, certain management and employees of the Company, and certain officers and employees of its subsidiary companies, and 20,000 common stock Class A options to certain non-employees of the Company, at exercise price of $1.00. Employee stock-based compensation expense totaled $305,126 and $274,865 for the six months ended June 30, 2014 and 2013, respectively. 50% of the employee options vest and become exercisable on the first anniversary of the grant date and the remaining 50% vest on the second anniversary of the grant date, provided that the individual is employed by the Company on such anniversary dates. Non-employee stock-based compensation expense for the six months ended June 30, 2014 and 2013 was $5,451 and $3,506, respectively.

The Company estimates the fair value of the stock options on the date of the grant for employees and the performance completion date for non-employees using the Black-Scholes option model, which requires the input of subjective assumptions. These assumptions include the estimated volatility of the Company's common stock price of the expected term, the fair value of the Company's stock, the risk-free interest rate and the dividend yield. Changes in the subjective assumptions can materially affect the estimated fair value of stock compensation.

12. OPERATING SEGMENTS

The Company is organized into five operating segments: (1) Amincor, (2) Other Assets, (3) AWWT (4) BPI, and (5) Tyree. Assets related to discontinued operations ("Disc. Ops") are also presented below where relevant. Segment information is as follows:


                                                  June 30,          December 31,
                                                    2014               2013
                                                ------------       ------------
Total Assets:
  Amincor                                       $    308,043       $    362,839
  Other Assets                                     8,455,504          8,446,271
  AWWT                                               407,083            354,264
  BPI                                             11,149,543         11,313,853
  Tyree                                            5,478,287          8,118,257
                                                ------------       ------------
Total assets                                    $ 25,798,460       $ 28,595,484
                                                ============       ============

                                                  June 30,          December 31,
                                                    2014               2013
                                                ------------       ------------
Total Goodwill:
  Amincor                                       $         --       $         --
  Other Assets                                            --                 --
  AWWT                                                22,241             22,241
  BPI                                                     --                 --
  Tyree                                                   --                 --
                                                ------------       ------------
Total goodwill                                  $     22,241       $     22,241
                                                ============       ============

                                                  June 30,          December 31,
                                                    2014               2013
                                                ------------       ------------
Total Other Intangible Assets:
  Amincor                                       $         --       $         --
  Other Assets                                            --                 --
  AWWT                                                    --                 --
  BPI                                                     --                 --
  Tyree                                              851,000            851,000
                                                ------------       ------------
Total other intangible assets                   $    851,000       $    851,000
                                                ============       ============

                                                  Three Months Ended June 30,            Six Months Ended June 30,
                                                    2014               2013               2014              2013
                                                ------------       ------------       ------------      ------------
Net Revenues:
  Amincor                                       $         --       $         --       $         --      $         --
  Other Assets                                            --                 --                 --                --
  AWWT                                               154,784             97,794            269,287           151,012
  BPI                                              1,061,411            237,301          2,268,707           292,109
  Tyree                                            4,903,897          6,709,459          9,923,774        13,569,480
                                                ------------       ------------       ------------      ------------
Net revenues                                    $  6,120,092       $  7,044,554       $ 12,461,768      $ 14,012,601
                                                ============       ============       ============      ============


Income (loss) before Provision
for Income Taxes:
  Amincor                                       $   (674,422)      $   (907,451)      $ (1,765,680)     $ (1,998,713)
  Other Assets                                      (113,813)           161,540           (183,643)          131,414
  AWWT                                                29,903            (40,293)           (13,517)          (86,766)
  BPI                                             (1,330,231)        (1,278,950)        (2,583,219)       (2,443,048)
  Tyree                                               17,953             59,829           (387,239)           87,986
                                                ------------       ------------       ------------      ------------
Income (loss) before Provision
for Income Taxes                                $ (2,070,610)      $ (2,005,325)      $ (4,933,298)     $ (4,309,127)
                                                ============       ============       ============      ============


Depreciation of Property and Equipment:
  Amincor                                       $         --       $         --       $         --      $         --
  Other Assets                                            --                 --                 --                --
  AWWT                                                12,225             11,817             24,450            23,635
  BPI                                                298,972            294,174            595,332           588,475
  Tyree                                              116,355            162,645            241,275           313,870
                                                ------------       ------------       ------------      ------------
Total depreciation of property and equipment    $    427,552       $    468,636       $    861,057      $    925,980
                                                ============       ============       ============      ============

Interest  Expense - net:
  Amincor                                       $    (88,611)      $    (65,852)      $   (131,868)     $   (124,615)
  Other Assets                                        35,000            (10,000)            70,000           (17,247)
  AWWT                                                    --                (18)                --                --
  BPI                                                423,926            198,707            758,981           329,088
  Tyree                                              540,143            130,921            979,844           283,069
                                                ------------       ------------       ------------      ------------
Total interest expense, net                     $    910,458       $    253,758       $  1,676,957      $    470,295
                                                ============       ============       ============      ============

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

In December 2013, Tyree Environmental Corp. and Tyree Service Corp. ("Tyree entities") were sued by the liquidating trustee of GPMI for recovery of preferential transfers in the respective amounts of $1,147,154 and $2,479,755. On March 27, 2014, the bankruptcy liquidating trustee entered into forbearance agreements with the Tyree entities with respect to the preference actions with the understanding that the forbearance periods will be extended and the actions will ultimately be dismissed if the Tyree entities continue to not voluntarily assist Getty Realty in litigation against GPMI. Management believes that this recovery of preferential transfers has no merit or basis.

On March 22, 2013 Fleetmatics USA, Inc. brought an action in the Supreme Court in the State of New York, County of Suffolk against Tyree Equipment Corp. and Tyree Services Corp. seeking $313,176 plus interest and costs for services rendered. In June 26, 2013 a default judgment was entered against Tyree Equipment Corp. and Tyree Services Corp. in the amount of $328,083. On February 24, 2014 All Safe Protection, Inc. brought action against Tyree Holdings, Corp. and other Tyree entities for services rendered to Tyree in the amount of $236,818 plus interest and costs. On March 3, 2014 American Express Travel related Services Company brought suit in the Supreme Court in the State of New York, County of Nassau against Tyree Holdings Corp. seeking the sum of $142,235 plus interest and cost for unpaid interest and charges. Management is attempting to finalize settlement agreements for these obligations. Fleetmatics has agreed to a five year payment plan based on a 60 month payment schedule with a balloon payment at the end of the third year. American Express has not agreed to a payment plan and negotiations are ongoing. Management has reached a settlement agreement with All Safe which provides for monthly payments of less than $5,000 and which releases Tyree Environmental Corp. from the All Safe claim.

Tyree currently has 93 full-time employees and 3 part time employees, some of whom are represented by different collective bargaining agreements. Tyree has unpaid obligations for union dues of approximately $1.2 million. Tyree management does not dispute that benefits are due and owing to the respective unions. Labor contracts expired on December 31, 2012 for five of the six bargaining units. Local 355 has entered into a 36 month payment agreement with Tyree Services, Inc., to settle Tyree's obligation. The monthly payment is $20,000 per month until paid in full. Local 200 has agreed to settle its claim for a $25,000 down payment and monthly payments of $5,000 per month for 28 months. Tyree Services, Inc. will sign the settlement and Tyree Holdings, Inc. will act as a guarantor. Local 99 has entered into a verbal settlement agreement with Tyree Services, Inc. calling for monthly payments of $4,000 per month of which 24 payments remain. Local 138 has entered into a verbal settlement agreement with Tyree Services, Inc. which calls for monthly payments of $10,000 per month for 18 months. Local 25 has agreed to a continuance of its action against Tyree while Tyree's counsel and Local 25 counsel draft a settlement agreement.

A variety of unsecured vendors have filed suit for non-payment of outstanding invoices totaling approximately $2.8 million as of June 30, 2014, which are reflected as liabilities on the Company's consolidated balance sheet. Each of these actions is handled on a case by case basis, with settlement and payment plans ranging from a few months for smaller claims to up to five years for larger claims.

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

On September 28, 2012, Sean Frost ("Frost"), the former President of Epic Sports International, Inc., filed a complaint to compel arbitration regarding breach of employment contract and related breach of labor code claims and for an award of compensatory damages in the Superior Court of the State of California, County of San Diego against Epic Sports International Inc., Amincor, Inc. and Joseph
Ingrassia (collectively, the "Defendants"). The first cause of action of the complaint is a petition to compel arbitration for unpaid compensation and benefits pursuant to Frost's employment agreement. The second cause of action of the complaint is for breach of contract for alleged non-payment of expenses, vacation days and assumption of certain debts. The third cause of action of the complaint is for violation of the California Labor Code for failure to pay wages due and owing. Frost is seeking among other things, damages, attorneys' fees and costs and expenses. Frost initiated arbitration proceedings in April 2014. As of June 30, 2014, the Defendants have answered the complaint and the lawsuit has been dismissed pending parties' agreement to arbitrate the matter. Defendants believe that this arbitration has no merit or basis and intend to vigorously defend.

TULARE FROZEN FOODS, LLC ("TFF")

The City of Lindsay, California has invoiced TFF, a business whose operations were discontinued in 2011, $533,571 for outstanding delinquent real estate taxes, including a significant amount for penalties, interest and fees that have accrued. A settlement proposal, whereby the City of Lindsay would retain TFF's $206,666 deposit as settlement and release in full of all of TFF's outstanding obligations with the City of Lindsay is under review by the city of Lindsay.

14. SUBSEQUENT EVENTS

On July 16, 2014 the Company issued 1,924,242 shares of Class A Voting common shares to each of the two officers of the Company for a total of 3,848,484 valued at $127,000. The Company's Class A shares were valued at $0.033 per share, which was the market price for the Company's Class A shares on July 16, 2014.

The Company has evaluated all other subsequent events up through August 14, 2014, the date which the financial statements were available to be issued. The Company had no other material subsequent events requiring disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ("MD&A").

                          AMINCOR (CONSOLIDATED BASIS)

GOING CONCERN / LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2014, cash flows used in operating activities from continuing operations were $1,710,305. This was principally due to a net loss from continuing operations of $4,883,823 which was partially offset by a decrease in accounts receivable of approximately $2.3 million and depreciation and amortization of property, plant and equipment of approximately $861,000. The net loss from continuing operations is discussed in greater detail in the results from operations for the six and three months ended June 30, 2014 and 2013 section of this MD&A.

For the six months ended June 30, 2014, cash flows used in investing activities from continuing operations of $175,803 were primarily due the purchase of additional machinery at BPI and AWWT.

For the six months ended June 30, 2014, cash flows provided by financing activities from continuing operations of $1,735,875 was primarily due to proceeds received from loans with related parties.

For the six months ended June 30, 2014, total cash flows used in discontinued operations was $9,940.

The accompanying consolidated condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. However, as reflected in the accompanying consolidated condensed financial statements, we recorded a net loss from continuing operations of $4,883,823 for the six months ended June 30, 2014. We had a working capital deficit of $38,487,839 and an accumulated deficit of $105,727,389 as of June 30, 2014. The results of the Company's cash flows from continuing operations for the six months ended June 30, 2014 have been adversely impacted by the customer slowdown in infrastructure capital expenditures caused by the general downturn of the economic conditions and cash flow issues related to major customers. The Company's primary focus is to achieve profitable operations and positive cash flow of its operations of its long established niche businesses - Tyree and Baker's Pride.

Our auditors, Rosen Seymour Shapss Martin & Company LLP, have stated in their audit report for the three fiscal years ended December 31, 2013 that there is substantial doubt on the Company's ability to continue operations as a going concern due to our recurring net losses from operations, and the Company having a significant deficits in working capital and equity. Our ability to continue as a going concern is dependent upon our ability to raise additional funds through debt and equity financing, and to achieve profitable operations. Our plans to continue as a going concern and to achieve a profitable level of operations are as follows:

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

With respect to Tyree, management is projecting an increase in its environmental business through the end of 2014 and 2015. Tyree's ability to succeed in securing additional environmental business depends on the ability of one of Tyree's primary customers to secure remediation work by bidding environmental liabilities currently present on gasoline stations and referring this work to Tyree. Management is in the process of evaluating the profitability of Tyree's other divisions and intends to continue these operations provided that they continue to be profitable. In addition, Tyree's management believes that it is currently holding greater level of inventory than is necessary for operations and has attempted to liquidate or cease additional purchases of similar inventory. As a result, inventory is significantly lower year over year between 2014 and 2013. There was a significant increase in the reserve for obsolete inventory as of June 30, 2014. Management continues to seek opportunities to liquidate excess inventory and intends to utilize cash flows generated from this decrease in inventory as additional working capital.

Tyree's management is working to secure additional available capital resources and turnaround Tyree's operations to generate operating income. As of June 30, 2014, Tyree has a working capital deficit of approximately $20.0 million exclusive of amounts owed to Amincor and recorded a net loss of approximately $1.0 million for the six months ended June 30, 2014. Tyree has entered into settlement agreements and continues to negotiate with creditors to pay off its outstanding debt obligations. However, without additional capital resources, Tyree may not be able to continue to operate and may be forced to curtail its business, liquidate assets and/file for bankruptcy protection. In any such case, its business, operating results or financial condition would be materially adversely affected.

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

With respect to Amincor Other Assets, there are significant assets currently residing on Amincor Other Asset's balance sheet related to the discontinued operations of Imperia and Tulare in addition to assets held for sale. Management is currently in negotiations regarding the sale of assets related to Tulare.

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

RESULTS FROM OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

NET REVENUES

Net revenues for the six months ended June 30, 2014 totaled $12,461,768 as compared to net revenues of $14,012,601 for the six months ended June 30, 2013, a decrease in net revenues of $1,550,833 or approximately 11.1%. The primary reason for the decrease in net revenues is related to Tyree's operations. Tyree's net revenues decreased by approximately $3.6 million but was partially offset by an increase in revenue by BPI of approximately $2.0 million during the six months ended June 30, 2014. A detailed analysis of each subsidiary company's individual net revenues can be found within their respective MD&A sections of this Form 10-Q.

COST OF REVENUES

Cost of revenues for the six months ended June 30, 2014 totaled $10,952,665 or approximately 87.9% of net revenues as compared to $11,964,044 or approximately 85.4% of net revenues for the six months ended June 30, 2013. A detailed analysis of each subsidiary company's individual cost of revenues can be found within their respective MD&A sections of this Form 10-Q.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses for the six months ended June 30, 2014 totaled $5,105,593 as compared to $5,915,858 for the six months ended June 30, 2013, a decrease in operating expenses of $810,265 or approximately 13.7%. The primary reason for the decrease in SG&A expenses was related to Tyree's operations. Tyree's operating expenses decreased by approximately $1.8 million during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. A detailed analysis of each subsidiary company's individual operating expenses can be found within their respective MD&A sections of this Form 10-Q.

LOSS FROM OPERATIONS

Loss from operations for the six months ended June 30, 2014 totaled $3,596,490 as compared to $3,867,301 for the six months ended June 30, 2013, a decrease in loss from operations of $270,811 or approximately 7.0%. The primary reason for the decrease in loss from operations is related to the decrease in SG&A expenses as noted above.

OTHER EXPENSES (INCOME)

Other expenses for the six months ended June 30, 2014 totaled $1,287,333 as compared to $441,826 for the six months ended June 30, 2013, an increase in other expenses of $845,507 or approximately 191.4%. The primary reason for the increase in other expenses is related to increased interest expense associated with BPI's working capital loan which increased by approximately $4.8 million between June 30, 2014 and June 30, 2013.

NET LOSS FROM CONTINUING OPERATIONS

Net loss from continuing operations totaled $4,883,823 for the six months ended June 30, 2014 as compared to $4,309,127 for the six months ended June 30, 2013, an increase in net loss from continuing operations of $574,696 or approximately 13.3%. The primary reason for the increase in net loss from continuing operations is related to the increase in other expenses as noted above.

LOSS FROM DISCONTINUED OPERATIONS

Loss from discontinued operations decreased to $1,722 for the six months ended June 30, 2014 as compared to a loss from discontinued operations of $281,729 for the six months ended June 30, 2013, primarily because the operations of EQS were discontinued on April 1, 2013. The sale of the assets related to EQS was recorded as a gain from sale of discontinued operations for $199,942 during the six months ended June 30, 2013.

NET LOSS

Net loss totaled $4,885,545 for the six months ended June 30, 2014 as compared to $4,390,914 for the six months ended June 30, 2013, an increase in net loss of $494,631 or approximately 11.3%. The primary reason for the increase in net loss is due to the increases in other expenses as noted above.

RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

NET REVENUES

Net revenues for the three months ended June 30, 2014 totaled $6,120,092 as compared to net revenues of $7,044,554 for the three months ended June 30, 2013, a decrease in net revenues of $924,462 or approximately 13.1%. The primary reason for the decrease in net revenues is related to Tyree's operations. Tyree's net revenues decreased by approximately $1.8 million, but were partially offset by an increase in revenue by BPI of approximately $824,000 during the three months ended June 30, 2014. A detailed analysis of each subsidiary company's individual net revenues can be found within their respective MD&A sections of this Form 10-Q.

COST OF REVENUES

Cost of revenues for the three months ended June 30, 2014 totaled $5,339,940 or approximately 87.3% of net revenues as compared to $5,931,943 or approximately 84.2% of net revenues for the three months ended June 30, 2013. A detailed analysis of each subsidiary company's individual cost of revenues can be found within their respective MD&A sections of this Form 10-Q.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses for the three months ended June 30, 2014 totaled $2,157,095 as compared to $2,846,868 for the three months ended June 30, 2013, a decrease in operating expenses of $689,773 or approximately 24.2%. The primary reason for the decrease in SG&A expenses was related to Tyree's operations. Tyree's operating expenses decreased by approximately $1.1 million during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. A detailed analysis of each subsidiary company's individual operating expenses can be found within their respective MD&A sections of this Form 10-Q.

LOSS FROM OPERATIONS

Loss from operations for the three months ended June 30, 2014 totaled $1,376,943 as compared to $1,734,257 for the three months ended June 30, 2013, a decrease in loss from operations of $357,314 or approximately 20.6%. The primary reason for the decrease in loss from operations is due to the decreases in SG&A expenses as noted above.

OTHER EXPENSES (INCOME)

Other expenses for the three months ended June 30, 2014 totaled $644,192 as compared to $271,068 for the three months ended June 30, 2013, an increase in other expenses of $373,124 or approximately 137.6%. The primary reason for the increase in other expenses is related to increased interest expense associated with BPI's working capital loan which increased by approximately $4.8 million between June 30, 2014 and June 30, 2013.

NET LOSS FROM CONTINUING OPERATIONS

Net loss from continuing operations totaled $2,021,135 for the three months ended June 30, 2014 as compared to $2,005,325 for the three months ended June 30, 2013, an increase in net loss from continuing operations of $15,810 or approximately 0.8%. The net loss from continuing operations was relatively stable between the three months ended June 30, 2014 and the three months ended June 30, 2013.

LOSS FROM DISCONTINUED OPERATIONS

Loss from discontinued operations decreased to $4,444 for the three months ended June 30, 2014 as compared to a loss from discontinued operations of $100,453 for the three months ended June 30, 2013, primarily because the operations of EQS were discontinued on April 1, 2013. The sale of the assets related to EQS was recorded as a gain from sale of discontinued operations for $199,942 during the three months ended June 30, 2013.

NET LOSS

Net loss totaled $2,025,579 for the three months ended June 30, 2014 as compared to $1,905,836 for the three months ended June 30, 2013, an increase in net loss of $119,743 or approximately 6.3%. The primary reason for the increase in net loss is due to the one time gain on sale of discontinued operations which affected the three months ended June 30, 2013 but did not affect the three months ended June 30, 2014 related to EQS on April 1, 2013 as noted above.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

NET REVENUES

Net revenues for the six months ended June 30, 2014 totaled $330,193 as compared to $252,872 for the six months ended June 30, 2013, an increase of $77,321 or approximately 30.6%. The primary reason for the increase is due to an overall volume increase in wastewater gallons processed in 2014 as compared to 2013 despite the severe winter weather conditions that occurred during in 2014 as compared to 2013, when winter weather conditions were not as severe. Gallons processed during the six months ended June 30, 2014 compared to June 30, 2013 increased by approximately 33.8%.

COST OF REVENUES

Cost of revenues for the six months ended June 30, 2014 totaled $209,867 or approximately 63.6% of net revenues as compared to $172,801 or approximately 68.3% of net revenues for the six months ended June 30, 2013. Gross profit margins improved during the six months ended June 30, 2014 as compared to the six months ended June 30, 2014 due to fixed costs being offset by higher net revenues. The gross margin improvements were partially offset by a higher cost of disposal of waste product incurred during the six months ended June 30, 2014.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2014 totaled $90,938 or approximately 27.5% of net revenues as compared to $74,762 or approximately 29.6% of net revenues for the six months ended June 30, 2013, an increase of $16,176 or approximately 21.6%. The primary reason for the increase is related to administrative payroll expenses which were allocated to both EQS and AWWT during the three months ended June 30, 2013, but were not allocated during the three months ended June 30, 2014 as management discontinued the operations of EQS on April 1, 2013. Administrative payroll expenses were approximately $47,000 for the six months ended June 30, 2014 as compared to approximately $32,000 for the six months ended June 30, 2013, an increase of approximately $15,000 or 46.9%.

INCOME FROM OPERATIONS

Income from operations for the six months ended June 30, 2014 totaled $29,389 or approximately 8.9% of net revenues as compared to $5,308 or approximately 2.1% of net revenues for the six months ended June 30, 2013, an increase in income from operations of $24,081 or approximately 453.7%. The increase in income from operations was primarily due to the increase in net revenues as noted above.

OTHER EXPENSES

Other expenses for the six months ended June 30, 2014 totaled $2,124 or approximately 0.6% of net revenues as compared to other expenses of $9,574 or approximately 3.8% of net revenue for six months ended June 30, 2013, a decrease in other expenses of $7,450.16 or approximately 77.8%. The primary reason for the decrease in other expenses is related to a decrease in financing fees as AWWT did not finance any receivables during the six months ended June 30, 2014.

NET INCOME (LOSS)

Net income for the six months ended June 30, 2014 totaled $27,265 as compared to a net loss of ($4,266) for the six months ended June 30, 2013, an increase in net income of $31,531. The increase in net income is primarily attributable to the aforementioned increase in net revenues as noted above.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

NET REVENUES

Net revenues for the three months ended June 30, 2014 totaled $191,451 as compared to $160,548 for the three months ended June 30, 2013, an increase of $30,903 or approximately 19.2%. The primary reason for the increase is due to an overall volume increase in wastewater gallons processed in 2014 as compared to 2013. Gallons processed during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 increased by approximately 18.6%, comparatively similar to the increase in revenue.

COST OF REVENUES

Cost of revenues for the three months ended June 30, 2014 totaled $86,201 or approximately 45.0% of net revenues as compared to $95,288 or approximately 59.4% of net revenues for the three months ended June 30, 2013. The primary reason for the decrease in cost of revenues is related to a change in accounting method which now amortizes the cost of licensing and permits over the period in which they are in effect. Costs related to the licenses and permits approximately $1,000 for the three months ended June 30, 2014 as compared to approximately $6,000 for the three months ended June 30, 2013, a decrease of approximately $5,000.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2014 totaled $47,680 or approximately 24.9% of net revenues as compared to $45,912 or approximately 28.6% of net revenues for the three months ended June 30, 2013, an increase of $1,768 or approximately 3.9%. Operating expenses remained relatively stable between three month periods ended June 30, 2014 and June 30, 2013.

INCOME FROM OPERATIONS

Income from operations for the three months ended June 30, 2014 totaled $57,570 or approximately 30.1% of net revenues as compared to $19,349 or approximately 12.1% of net revenues for the three months ended June 30, 2013, an increase in income from operations of $38,221 or approximately 197.5%. The increase in income from operations was primarily due to the increase in net revenues and the decrease in cost of revenues as noted above.

OTHER EXPENSES

Other expenses for the three months ended June 30, 2014 totaled $1,072 or approximately 0.6% of net revenues as compared to $6,577 or approximately 4.1% of net revenue for three months ended June 30, 2013, a decrease in other expenses of $5,505 or approximately 83.7%. The primary reason for the decrease in other expenses is related to a decrease in financing fees as AWWT did not finance any receivables during the three months ended June 30, 2014.

NET INCOME

Net income for the three months ended June 30, 2014 totaled $56,499 as compared to $12,772 for the three months ended June 30, 2013, an increase in net income of $43,727 or approximately 342.4%. The increase in net income is primarily attributable to the aforementioned increase net revenues and the decrease in cost of revenues and other expenses as noted above.

                               BAKER'S PRIDE, INC.

SEASONALITY

Operations at the Jefferson Street are not influenced by seasonality. Operations at the Mt. Pleasant Street operation are affected by seasonality and sales are typically higher during the Spring and late Fall as compared to other periods of the year. Due to co-packing and a limited customer base for the six months ended June 30, 2014, Jefferson Street and Mt. Pleasant Street operations were not as affected by seasonality as they will be when the facilities operate at higher volumes.

POTENTIAL NEW BUSINESS

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

NET REVENUES

Net revenues for the six months ended June 30, 2014 totaled $2,268,707 as compared to $292,109 for the six months ended June 30, 2013, an increase of $1,976,598. The primary reason for the increase in net revenues is due to a significant increase in volume from one customer. Net revenues from this customer were approximately $1.2 million for the six months ended June 30, 2014 as compared to approximately $60,000 for the six months ended June 30, 2013. The remainder of the increase in net revenues was related to the acquisition of new customers in 2013.

COST OF REVENUES

Cost of revenues for the six months ended June 30, 2014 totaled $2,945,992 as compared to $1,301,039 for the six months ended June 30, 2013, an increase of $1,644,953 or approximately 126.4%. The Company had a 676.7% increase in net revenues against a 126.4% increase in cost of revenues in 2014 as compared to 2013. The primary reason for the increase in cost of revenues is related to increases in production at both the Jefferson Street facility and the Mt. Pleasant Street facility during the six months ended June 30, 2014 due to the aforementioned increase in volume from existing and new customers. Certain fixed costs are incurred by BPI regardless of the production levels at BPI's facilities which were incurred during the six months ended June 30, 2014 and 2013 which contributed to the negative gross margin reported for both periods.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

SG&A expenses for the six months ended June 30, 2014 totaled $2,316,631 as compared to $2,166,196 for the six months ended June 30, 2013, an increase of $150,435 or approximately 6.9%. The primary reason for the increase in 2014 is related to an increase in management payroll of approximately $130,000. This increase was due to the increase in business and re-staffing the required management necessary to operate both the Jefferson Street facility and the Mt. Pleasant Street facility concurrently.

LOSS FROM OPERATIONS

Loss from operations for the six months ended June 30, 2014 totaled $2,993,916 as compared to $3,175,126 for the six months ended June 30, 2013, a decrease in loss from operations of $181,210 or approximately 5.7%. The decrease in loss from operations was primarily due to the increase in net revenues as noted above.

OTHER EXPENSES

Other expenses for the six months ended June 30, 2014 totaled $830,584 as compared to $447,875 for six months ended June 30, 2013, an increase of $382,709 or approximately 85.4%. The primary reason for this increase in 2014 is a higher interest expense incurred due to a larger loan balances on BPI's working capital line.

NET LOSS

Net loss for the six months ended June 30, 2014 totaled $3,824,500 as compared to $3,623,001 for the six months ended June 30, 2013, an increase in net loss of $201,499 or approximately 5.6%. The primary reason for this increase in net loss is related to the increase in other expenses as noted above.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

NET REVENUES

Net revenues for the three months ended June 30, 2014 totaled $1,061,411 as compared to $237,301 for the three months ended June 30, 2013, an increase of $824,110. The primary reason for the increase in net revenues is related to the acquisition of two new customers in 2013. The primary reason for the increase in net revenues is due to a significant increase in volume from one customer. Net revenues from this customer were approximately $500,000 for the three months ended June 30, 2014 as compared to approximately $100,000 for the three months ended June 30, 2013. The remainder of the increase in net revenues was related to the acquisition of new customers in 2013.

COST OF REVENUES

Cost of revenues for the three months ended June 30, 2014 totaled $1,416,709 as compared to $746,389 for the three months ended June 30, 2013, an increase of $670,320 or approximately 89.8%. The Company had a 347.3% increase in net revenues against a 89.8% increase in cost of revenues in 2014 as compared to 2013. The primary reason for the increase in cost of revenues is related to increases in production at both the Jefferson Street facility and the Mt. Pleasant Street facility during the three months ended June 30, 2014 due to the aforementioned increase in volume from existing and new customers. Certain fixed costs are incurred by BPI regardless of the production levels at BPI's facilities which were incurred during the three months ended June 30, 2014 and 2013 which contributed to the negative gross margin reported for both periods.

SELLING, GENERAL & ADMINISTRATIVE EXPENSES

SG&A expenses for the three months ended June 30, 2014 totaled $1,173,559 as compared to $1,085,179 for the three months ended June 30, 2013, an increase of $88,381 or approximately 8.1%. The primary reason for the increase in 2014 is related to an increase in management payroll of approximately $70,000. This increase was due to the increase in business and re-staffing the required management necessary to operate both the Jefferson Street facility and the Mt. Pleasant Street facility concurrently.

LOSS FROM OPERATIONS

Loss from operations for the three months ended June 30, 2014 totaled $1,528,857 as compared to $1,594,267 for the three months ended June 30, 2013, a decrease in loss from operations of $65,409 or approximately 4.1%. The decrease in loss from operations was primarily due to the increase in net revenues as noted above.

OTHER EXPENSES

Other expenses for the three months ended June 30, 2014 totaled $424,239 as compared to $278,563 for three months ended June 30, 2013, an increase of $145,676 or approximately 52.3%. The primary reason for this increase in 2014 is a higher interest expense incurred due to a larger loan balances on BPI's working capital line.

NET LOSS

Net loss for the three months ended June 30, 2014 totaled $1,953,097 as compared to $1,872,830 for the three months ended June 30, 2013, an increase in net loss of $80,267 or approximately 4.3%. The primary reason for this increase in net loss is related to the increase in other expenses as noted above.

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

FINANCING

Tyree maintains a $15,000,000 revolving credit agreement with its Parent Amincor which expires on January 1, 2016. Borrowings under this agreement are collateralized by a first lien security interest in all tangible and intangible assets owned by Tyree. Availability of funding from Amincor is dependent on Amincor's liquidity. The annual interest rate charged on this loan was approximately 5% for the six months ended June 30, 2014 and 2013.

Going forward, Tyree's growth will be difficult to attain until either (i) new working capital is available through profitable operations or (ii) new equity is invested into Tyree to facilitate organic and acquisition based growth.

LIQUIDITY

Tyree incurred net losses of $1,016,081 and $1,313,987 for the six months ended June 30, 2014 and 2013, respectively. Since Tyree's largest customer Getty Petroleum Marketing, Inc. ("GPMI") filed bankruptcy in December 2011, Tyree has been having significant cash flow problems. Significantly reduced revenues and old accounts payable settlement payments have put stress on the available funding and the existing credit facility. In the fourth quarter of 2011 and the first quarter of 2012, management responded with a plan to term out all current vendors. Many vendors agreed to long term payouts, so Tyree converted a portion of accounts payable to long and short term debt. At June 30, 2014 this amounted to $2,796,061. In reaction to the GPMI Bankruptcy filing, management reduced employee headcount, rescheduled accounts payable, reduced management's salaries and reduced its rent commitments. Management continues to analyze Tyree's overhead expenses and will continue to reduce its works force as necessary until it is able to replace the business lost as a result of the GPMI bankruptcy filing.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

NET REVENUES

Net revenues for the six months ended June 30, 2014 totaled $9,923,774 as compared to $13,569,480 for the six months ended June 30, 2013, a decrease of $3,645,706 or approximately 26.9%. The decrease in revenues in 2014 can primarily be attributable to the harsh weather conditions experienced during the three months ended March 31, 2014. The winter season was irregularly adverse which impacted Tyree's ability to complete work and therefore generate revenue. Revenues by operating division for the six months ended June 30, 2014 and 2013 were as follows:

                                                    2014               2013
                                                ------------       ------------
Revenues
  Service and Construction                      $  5,015,727       $  6,409,944
  Environmental, Compliance and Engineering        4,908,047          7,159,536
                                                ------------       ------------
Total                                           $  9,923,774       $ 13,569,480
                                                ============       ============

COST OF REVENUES

Cost of revenues for the six months ended June 30, 2014 totaled $7,857,713 or approximately 79.2% of net revenues as compared to $10,600,610, or 78.1% for the six months ended June 30, 2013. The cost of revenues in 2014 is only 1.1% higher than it was in 2013, because the accounts payable was reduced by approximately $539,000 based on the Company's verification of vendor balances. While the Environmental cost of revenue was relatively stable year over year as a percentage of sales, the Service and Construction cost of revenues increased year over year due to a reduction in sales which exceeded our ability to reduce the fixed costs associated with those business units.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2014 totaled $1,992,864, or approximately 20.1% of net revenues compared to $3,804,505, or approximately 28.0% of net revenues for the six months ended June 30, 2013, a decrease in operating expenses of $1,811,641 or approximately 47.6%. During the six months ended June 30, 2014, administrative labor and benefits were reduced by approximately $470,000, reserve for bad debts was reduced by approximately $496,000 due to the net recoveries of bad debts previously written off from
Getty Petroleum Marketing, professional and consulting was reduced by approximately $52,000, rent was reduced by approximately $48,000 and telephone costs were reduced by approximately $30,000

INCOME (LOSS) FROM OPERATIONS

Income from operations for the six months ended June 30, 2014 totaled $73,197 or approximately 0.7% of net revenues as compared to a loss from operations of ($835,635), or approximately (6.2%) of net revenues for the six months ended June 30, 2013, an increase in income from operations of $908,832. The increase in income from operations was primarily due to decreases in operating expenses as noted above.

OTHER EXPENSES

Other expenses for the six months ended June 30, 2014 totaled $1,089,278 or approximately 11.0% of net revenues as compared to other expenses of $478,352, or approximately 3.5% of net revenues for the six months ended June 30, 2013, an increase in other expenses of $610,926 or approximately 127.7%. Interest expense for the six months ended June 30, 2014 was $1,097,780 as compared to $404,637 for the six months ended June 30, 2013, an increase of $693,143 or approximately 171.3%. The primary reason for this increase is due to an increase in the volume of receivables financed during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

NET LOSS

Net loss for the six months ended June 30, 2014 totaled $1,016,081 as compared to $1,313,987 for the six months ended June 30, 2013, a decrease in net loss of $297,906 or approximately 22.7%. The decrease in net loss was primarily due to the decrease operating expenses as discussed above.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

NET REVENUES

Net revenues for the three months ended June 30, 2014 totaled $4,903,897 as compared to $6,709,459 for the three months ended June 30, 2013, a decrease of $1,805,562 or approximately 26.9%. During the second quarter revenue was adversely affected by a loss of revenue in the Maintenance Business. The decline in maintenance revenue was a result of the loss of gas stations to service because of the reduction in gas stations owned by Getty Realty Inc. and by never being able to replace the unprofitable Cumberland Farms contract. While the construction revenue increased by approximately $640,000 in the quarter, the maintenance revenue declined by almost $1,500,000. The Environmental Revenue decreased by $952,000 because of the inability to pay subcontractors for work performed. Revenues by operating division for the three months ended June 30, 2014 and 2013 were as follows:

                                                    2014               2013
                                                 -----------        -----------
Revenues
  Service and Construction                       $2,268,575         $3,121,629
  Environmental, Compliance and Engineering       2,635,322          3,587,830
                                                 ----------         ----------
Total                                            $4,903,897         $6,709,459
                                                 ==========         ==========

COST OF REVENUES

Cost of revenues for the three months ended June 30, 2014 totaled $3,873,697 or approximately 79.0% of net revenues as compared to $5,153,020, or 76.8% for the three months ended June 30, 2013. The cost of revenues was greater in the second quarter of 2014 as the maintenance division's cost of revenue exceeded their revenue by approximately $184,000. The maintenance division's revenue declined faster than the necessary cost reductions could be made.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2014 totaled $742,274, or approximately 15.1% of net revenues compared to $1,941,224, or approximately 28.9% of net revenues for the three months ended June 30, 2013, a decrease in operating expenses of $1,198,950 or approximately 61.8%. During the second quarter administrative labor decreased by approximately $294,000, the management fees paid to Amincor were reduced by approximately $285,000, rent was reduced by approximately $31,000, professional fees were reduced by approximately $18,000, telephone expenses were reduced by approximately $14,000, sales commissions decreased by approximately $8,000 and there were about $53,000 in other miscellaneous reductions.

INCOME (LOSS) FROM OPERATIONS

Income from operations for the three months ended June 30, 2014 totaled $287,926 or approximately 5.9% of net revenues as compared to a loss from operations of ($384,786), or approximately (5.7%) of net revenues for the three months ended June 30, 2013, an increase in income from operations of $672,712. The increase in income from operations was primarily due to the aforementioned decrease in operating expenses.

OTHER EXPENSES

Other expenses for the three months ended June 30, 2014 totaled $590,643 or approximately 12.0% of net revenues as compared to other expenses of $263,968, or approximately 3.9% of net revenues for the three months ended June 30, 2013, an increase in other expenses of $326,675 or approximately 123.8%. Interest expense for the three months ended June 30, 2014 was $599,145 as compared to $191,750 for the three months ended June 30, 2013, an increase of $407,395 or approximately 212.5%. The primary reason for this increase is due to an increase in the volume of receivables financed during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

NET LOSS

Net loss for the three months ended June 30, 2014 totaled $302,717 as compared to $648,754 for the three months ended June 30, 2013, a decrease in net loss of $346,037 or approximately 53.3%. The decrease in net loss was primarily due to the decrease in operating expenses as discussed above.

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

Our management, including our Chief Executive Officer and our Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, and as discussed in greater detail below, our Chief Executive Officer and Interim Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective:

     * to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and

     * to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Our management has not assessed the effectiveness of our internal control over financial reporting as of June 30, 2014. Management understands that in making this assessment, it should use the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework. Although an assessment using those criteria has not been performed, our management believes that the Company's internal control over financial reporting was not effective at June 30, 2014.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

On September 28, 2012, Sean Frost ("Frost") filed a Complaint to Compel Arbitration Regarding Breach of Employment Contract and Related Breach of Labor Code Claims and For an Award of Compensatory Damages in the Superior Court of the State of California, County of San Diego against Epic Sports International Inc., Amincor, Inc. and Joseph Ingrassia (collectively, the "Defendants"). The first cause of action is a petition to compel arbitration for unpaid compensation and benefits pursuant to Frost's employment agreement. The second cause of action is for breach of contract for alleged non-payment of expenses, vacation days and assumption of certain debts. The third cause of action is for violation of the California Labor Code for failure to pay wages due and owing. Frost is seeking among other things, damages, attorneys' fees and costs and expenses. As of December 31, 2013, the Amincor Clients had answered the complaint in the Amincor Litigation and the California lawsuit has been dismissed pending parties' agreement to arbitrate the matter. Plaintiff Sean Frost initiated arbitration in April 2014. Defendants believe that this arbitration has no merit or basis and intend to vigorously defend.

On March 22, 2013 Fleetmatics USA, Inc. brought an action in the Supreme Court in the State of New York, County of Suffolk against Tyree Equipment Corp. and Tyree Services Corp. seeking $313,176.09 plus interest and costs for services rendered. In June 26, 2013 a default judgment was entered against Tyree Equipment Corp. and Tyree Services Corp. in the amount of $328,083.29. On February 24, 2014 All Safe Protection, Inc. brought action against Tyree Holdings, Corp. and other Tyree entities for services rendered to Tyree in the amount of $236,817.98 plus interest and costs. On March 3, 2014 American Express Travel related Services Company brought suit in the Supreme Court in the State of New York, County of Nassau against Tyree Holdings Corp. seeking the sum of $142,235.42 plus interest and cost for unpaid interest and charges. Management is attempting to finalize settlement agreements for these obligations. Fleetmatics has agreed to a five year payment plan based on a 60 month payment schedule with a balloon payment at the end of the third year. American Express has not agreed to a payment plan and negotiations are ongoing. Management has reached a settlement agreement with All Safe which provides for monthly payments of less than $5,000 and which releases Tyree Environmental Services from the All Safe claim.

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

Our officers and directors directly own 11,542,750 shares of the total of 12,844,839 issued and outstanding Class A voting shares of our common stock (or approximately 89.9% of our outstanding voting stock) and are in a position to continue to control us. Such control enables our officers and directors to control all important decisions relating to the direction and operations of the Company without the input of our investors. Moreover, investors will not be able to effect a change in our Board of Directors, business or management.

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

We are authorized to issue up to 22,000,000 shares of Class A voting common stock and 40,000,000 shares or Class B non-voting common stock and 3,000,000 shares of Preferred Stock. At present, there are 12,844,839 Class A common shares and 21,286,341 Class B common shares and 1,752,823 shares of Preferred Stock (which since January 1, 2011 have been convertible into Class B common shares on the basis of ten Class B common shares for each Preferred Share) issued and outstanding. Our Board of Directors has the authority to cause us to issue additional shares of Class A common stock without the consent of any of our stockholders. Consequently, our stockholders may experience more dilution in their percentage of ownership in the future.

Moreover, the conversion of our Preferred shares on the basis of ten Class B Common Shares for each Preferred Share would result in dilution to our current holders of common stock and once our common stock is trading could cause a significant decline in the market price for our common stock.

As of the date of this filing, there were 48 Class A stockholders of record, owning all of the 12,844,839 issued and outstanding shares of our Class A common stock; there were 88 institutional shareholders of record owning all of the 21,286,344 issued and outstanding shares of our Class B non-voting common stock and there were 35 institutional shareholders of record owning all of the 1,752,823 issued and outstanding shares of our Preferred Stock.

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

During the years ended December 31, 2013 and 2012, Tyree did not file certain required payroll tax returns on a timely basis and did not properly pay its payroll tax liabilities, including trust funds withheld on behalf of its employees. Through the assistance of an outside payroll services company, Tyree filed all delinquent payroll tax returns during the fourth quarter of 2013 and is currently in negotiations with federal and various state authorities to settle its remaining payroll tax obligations. Tyree estimates that its outstanding payroll tax liability, including penalties and interest, was approximately $2.5 million as of June 30, 2014.

During the year ended December 31, 2013, Tyree did not file required sales tax returns in various jurisdictions. Tyree subsequently filed the required returns and is currently in negotiations with various state authorities to settle the remaining sales tax liability. Tyree estimates that its outstanding sales tax liability, including penalties and interest, is approximately $1.3 million as of June 30, 2014.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None - other than as described in "Subsequent Events".

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

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

                                          AMINCOR, INC.


Date: August 14, 2014                     By: /s/ John R. Rice, III
                                              ----------------------------------
                                              John R. Rice, III, President



Date: August 14, 2014                     By: /s/ Joseph F. Ingrassia
                                              ----------------------------------
                                              Joseph F. Ingrassia, Interim Chief
                                              Financial Officer