Form 10-Q
period 2014-09-30
Amincor, Inc.
filed 2014-11-19
CIK 1167905

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended: September 30, 2014

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 19, 2014, there were 12,844,839 shares of Registrant's Class A Common Stock and 21,286,344 shares of Registrant's Class B Common Stock outstanding.

                                  AMINCOR, INC.
                               REPORT ON FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014


                                    CONTENTS

PART I  - FINANCIAL INFORMATION

Item 1.  Financial Statements................................................. 3

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ("MD&A").......................................26

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........35

Item 4.  Controls and Procedures..............................................35

PART II  - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................36

Item 1A. Risk Factors.........................................................36

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........36

Item 3.  Defaults Upon Senior Securities......................................37

Item 4.  Mine Safety Disclosures..............................................37

Item 5.  Other Information....................................................37

Item 6.  Exhibits.............................................................37

SIGNATURES....................................................................38

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         Amincor, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                 September 30,            December 31,
                                                                                     2014                     2013
                                                                                --------------           --------------
                                                                                 (unaudited)
                                         ASSETS

CURRENT ASSETS:
  Cash                                                                          $      129,789           $      295,793
  Accounts receivable, net of allowance of $519,138 and $589,201
   at September 30, 2014 and December 31, 2013, respectively                         2,255,592                5,449,234
  Inventories                                                                          475,965                  838,164
  Costs and estimated earnings in excess of billings on
   uncompleted contracts                                                                46,224                   40,049
  Prepaid expenses, deferred charges and other current assets                          721,741                  458,064
                                                                                --------------           --------------

      Total current assets                                                           3,629,311                7,081,304
                                                                                --------------           --------------
PROPERTY, PLANT AND EQUIPMENT, NET
  Property, plant and equipment, net                                                10,799,844               12,260,857
  Property held for investment, net                                                  6,000,000                6,000,000
                                                                                --------------           --------------
      Total property, plant and equipment, net                                      16,799,844               18,260,857
                                                                                --------------           --------------
OTHER ASSETS:
  Loan receivable, net of allowance of $260,000 at September 30, 2014
   and December 31, 2013                                                               240,000                  240,000
  Goodwill                                                                              22,241                   22,241
  Other intangible assets                                                              851,000                  851,000
  Other assets                                                                          45,463                   53,648
  Assets available for sale                                                          2,086,433                2,086,433
                                                                                --------------           --------------

      Total other assets                                                             3,245,137                3,253,322
                                                                                --------------           --------------

      Total assets                                                              $   23,674,292           $   28,595,483
                                                                                ==============           ==============

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                         Amincor, Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                                                 September 30,            December 31,
                                                                                     2014                     2013
                                                                                --------------           --------------
                                                                                 (unaudited)
                   LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable                                                              $   10,858,314           $   10,048,320
  Assumed liabilities                                                                1,260,127                1,409,295
  Accrued expenses and other current liabilities                                     7,474,660                7,608,027
  Loans payable to related party                                                    13,738,270                9,492,033
  Notes payable - current portion                                                    5,291,916                7,957,909
  Capital lease obligations - current portion                                           56,448                  215,859
  Billings in excess of costs and estimated earnings on
   uncompleted contracts                                                                45,316                  675,786
  Deferred revenue                                                                          --                  101,675
  Current liabilities - discontinued operations                                      4,495,302                5,001,665
                                                                                --------------           --------------

      Total current liabilities                                                     43,220,353               42,510,569
                                                                                --------------           --------------
LONG-TERM LIABILITIES:
  Capital lease obligations - net of current portion                                    89,721                  170,890
  Notes payable - net of current portion                                             2,630,316                   32,342
  Other long-term liabilities                                                               --                    6,104
                                                                                --------------           --------------

      Total long-term liabilities                                                    2,720,037                  209,336
                                                                                --------------           --------------

      Total liabilities                                                             45,940,390               42,719,905
                                                                                --------------           --------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY

AMINCOR, INC. STOCKHOLDERS' DEFICIENCY:
  Convertible preferred stock, $0.001 par value per share; 3,000,000 authorized, 1,752,823 issued and outstanding at September 30, 2014
   and December 31, 2013                                                                 1,753                    1,753
  Common stock - class A; $0.001 par value; 22,000,000 authorized,
   12,844,839 and 7,919,023 issued and outstanding as of September 30, 2014
   and December 31, 2013, respectively                                                  12,845                    7,913
  Common stock - class B; $0.001 par value; 40,000,000 authorized,
   21,286,344 issued and outstanding at September 30, 2014 and
   December 31, 2013                                                                    21,286                   21,286
  Additional paid-in capital                                                        87,919,165               87,201,076
  Accumulated deficit                                                             (109,682,204)            (100,852,132)
                                                                                --------------           --------------

      Total Amincor, Inc. stockholders' deficiency                                 (21,727,155)             (13,620,104)
                                                                                --------------           --------------

NON-CONTROLLING INTEREST DEFICIENCY:                                                  (538,943)                (504,318)
                                                                                --------------           --------------

      Total deficiency                                                             (22,266,098)             (14,124,422)
                                                                                --------------           --------------

      Total liabilities and stockholders' deficiency                            $   23,674,292           $   28,595,483
                                                                                ==============           ==============

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                         Amincor, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                               Three Months Ended                  Nine Months Ended
                                                                  September 30,                       September 30,
                                                            2014              2013              2014              2013
                                                        ------------      ------------      ------------      ------------
Net revenues                                            $  3,145,492      $  6,711,425      $ 15,607,260      $ 20,724,026

COST OF REVENUES                                           4,141,300         6,026,203        15,093,965        17,990,248
                                                        ------------      ------------      ------------      ------------

Gross (loss) profit                                         (995,808)          685,222           513,295         2,733,778

SELLING, GENERAL AND ADMINISTRATIVE                        2,761,912         2,857,064         7,867,505         8,772,922
                                                        ------------      ------------      ------------      ------------

Loss from operations                                      (3,757,720)       (2,171,842)       (7,354,210)       (6,039,144)
                                                        ------------      ------------      ------------      ------------
OTHER EXPENSE (INCOME):
  Interest expense                                           293,133            39,670           667,342           158,241
  Interest expense - related party                           590,895           319,080         1,893,643           670,804
  Other income                                              (167,146)          (98,931)         (556,770)         (127,400)
                                                        ------------      ------------      ------------      ------------
Total other expense                                          716,882           259,819         2,004,215           701,645
                                                        ------------      ------------      ------------      ------------

Net loss from continuing operations                       (4,474,602)       (2,431,661)       (9,358,425)       (6,740,789)
                                                        ------------      ------------      ------------      ------------

Income (loss) from discontinued operations                   495,450             4,048           493,728          (277,681)
Gain from sale of discontinued operations                         --                --                --           199,942
                                                        ------------      ------------      ------------      ------------

Net income (loss) from discontinued operations               495,450             4,048           493,728           (77,739)
                                                        ------------      ------------      ------------      ------------

Net loss                                                  (3,979,152)       (2,427,613)       (8,864,697)       (6,818,528)
                                                        ------------      ------------      ------------      ------------

Net loss attributable to non-controlling interests           (24,337)          (10,107)          (34,625)          (23,844)
                                                        ------------      ------------      ------------      ------------

Net loss attributable to Amincor, Inc.                  $ (3,954,815)     $ (2,417,506)     $ (8,830,072)     $ (6,794,684)
                                                        ============      ============      ============      ============
NET LOSS ATTRIBUTABLE TO CONTINUING OPERATIONS:
  Net loss per Class A common share from continuing
   operations - basic and diluted                       $      (0.37)     $      (0.32)     $      (0.93)     $      (0.88)
                                                        ============      ============      ============      ============
  Weighted average Class A shares outstanding -
   basic and diluted                                       12,175,537         7,665,740        10,032,014         7,663,939
                                                        ============      ============      ============      ============
  Net loss per Class B common share from continuing
   operations - basic and diluted                       $      (0.21)     $      (0.11)     $      (0.44)     $      (0.32)
                                                        ============      ============      ============      ============
  Weighted average Class B shares outstanding -
   basic and diluted                                      21,286,344        21,286,344        21,286,344        21,286,344
                                                        ============      ============      ============      ============
NET LOSS ATTRIBUTABLE TO DISCONTINUED OPERATIONS
  Earnings (loss) per Class A common share from
   discontinued operations - basic and diluted          $       0.04      $       0.00      $       0.05      $      (0.01)
                                                        ============      ============      ============      ============
  Weighted average Class A shares outstanding -
   basic and diluted                                      12,175,537         7,665,740        10,032,014         7,663,939
                                                        ============      ============      ============      ============
  Earnings (loss) per Class B common share from
   discontinued operations - basic and diluted          $       0.02      $       0.00      $       0.02      $       0.00
                                                        ============      ============      ============      ============
  Weighted average Class B shares outstanding -
   basic and diluted                                      21,286,344        21,286,344        21,286,344        21,286,344
                                                        ============      ============      ============      ============

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

                         Amincor, Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)\

                                                                                     Nine Months Ended September 30,
                                                                                     2014                    2013
                                                                                 -------------           -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss from continuing operations                                            $  (9,358,425)          $  (6,740,789)
  Adjustments to reconcile net loss to net cash used
   in operating activities from continuing operations
     Depreciation and amortization                                                   1,232,976               1,344,979
     Stock-based compensation                                                          466,021                 432,869
     Loss on disposal of equipment                                                     286,582                      --
     Provision for doubtful accounts                                                   184,168                   3,402
     Write down for obsolete inventory                                                 414,607                      --
  Changes in operating assets and liabilities:
     Accounts receivable                                                             3,009,474                 521,177
     Inventories                                                                       (52,408)                154,358
     Costs and estimated earnings in excess of billings
      on uncompleted contracts                                                          (6,175)                (21,251)
     Prepaid expenses and other current assets                                         677,037                 850,771
     Other assets                                                                        8,185                  (9,488)
     Accounts payable                                                                  809,994                 619,415
     Accrued expenses and other current liabilities                                   (133,367)              1,327,294
     Billings in excess of costs and estimated earnings
      on uncompleted contracts                                                        (630,470)               (274,519)
     Deferred revenue                                                                 (101,675)               (221,313)
     Assumed liabilities                                                              (149,168)                (94,771)
     Other long-term liabilities                                                        (6,104)                     --
                                                                                 -------------           -------------
NET CASH USED IN OPERATING ACTIVITIES - CONTINUING OPERATIONS                       (3,348,748)             (2,107,866)
                                                                                 -------------           -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                  (58,545)               (152,116)
                                                                                 -------------           -------------
NET CASH USED IN INVESTING ACTIVITIES - CONTINUING OPERATIONS                          (58,545)               (152,116)
                                                                                 -------------           -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loans to related parties                                            20,034,534              10,331,491
  Repayments of loans to related parties                                           (15,788,297)             (6,552,490)
  Proceeds from issuance of Class A common stock                                       257,000                     200
  Principal payments of capital lease obligations                                     (240,580)                (15,371)
  Repayments of notes payable                                                       (1,008,733)             (1,844,392)
                                                                                 -------------           -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES - CONTINUING OPERATIONS                    3,253,924               1,919,438
                                                                                 -------------           -------------

NET CASH USED IN CONTINUING OPERATIONS                                           $    (153,369)          $    (340,544)
                                                                                 -------------           -------------
Net cash (used in) provided by operating activities - discontinued operations          (12,635)                231,383
Net cash provided by investing activities - discontinued operations                         --                  16,575
Net cash used in financing activities - discontinued operations                             --                (130,625)
                                                                                 -------------           -------------
NET CASH (USED IN) PROVIDED BY DISCONTINUED OPERATIONS                                 (12,635)                117,333
                                                                                 -------------           -------------

Net decrease in cash                                                                  (166,004)               (223,211)

Cash, beginning of period                                                              295,793                 357,029
                                                                                 -------------           -------------

Cash, end of period                                                              $     129,789           $     133,818
                                                                                 =============           =============
Supplemental disclosure of cash flow information:

Cash paid during the period for:
  Interest                                                                       $   1,112,050           $     621,744
                                                                                 =============           =============
Non-cash investing and financing activities:
  Financing of insurance by notes payable                                        $     940,713           $     934,220
                                                                                 =============           =============
  Conversion of accounts payable to term notes payable                           $          --           $     155,965
                                                                                 =============           =============
  Acquisition of equipment by notes payable                                      $          --           $      40,501
                                                                                 =============           =============

              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

1. ORGANIZATION, NATURE OF BUSINESS AND BASIS OF PRESENTATION

Amincor, Inc. ("Amincor") is headquartered in New York, New York. As of September 30, 2014 and December 31, 2013 Amincor had the following operating subsidiaries:

         Advanced Waste & Water Technology, Inc. ("AWWT")
         Baker's Pride, Inc. ("BPI")
         Tyree Holdings Corp. ("Tyree")
         Amincor Other Assets, Inc. ("Other Assets")

AWWT

AWWT performs water remediation services in the Northeastern United States and is headquartered in Farmingdale, New York. In addition to its fixed station operations AWWT works with impacted water producers to provide water remediation equipment and services throughout the United States and select international markets. The services include water testing and evaluation, system engineering and design, system training servicing and maintenance.

BPI

BPI manufactures bakery food products, consisting primarily of several varieties of sliced and packaged private label bread in addition to fresh and frozen varieties of donuts in the Midwest and Eastern region of the United States. BPI is headquartered and operates facilities in Burlington, Iowa.

TYREE

Tyree, operating through its wholly-owned subsidiary companies Tyree Environmental Corp., Tyree Service Corp. and Tyree Equipment Corp. are engaged in environmental consulting, site assessment, analysis and management of site remediation for owners and operators of property with petroleum storage facilities. Complimenting these services, Tyree performs construction services to customers with underground petroleum storage tanks and petroleum product dispensing equipment. Tyree markets its services throughout the Northeast and Mid-Atlantic regions of the United States to national and multinational enterprises, as well as to local and national governmental agencies and municipalities. The majority of Tyree's revenue is derived from customers in the Northeastern United States. Tyree's headquarters are located in Farmingdale, New York and its environmental services business unit is located in Mt. Laurel, New Jersey.

In August 2014, Amincor discontinued the operations of Tyree Service Corp.'s maintenance service line due to a declining customer base and an inability to service existing customers profitably. This cessation of business did not qualify for discontinued operations treatment because it was not a component of an entity, as its operations and cash flows were not clearly distinguished from the rest of Tyree.

OTHER ASSETS

Other Assets was incorporated in April 2010 to hold real estate, equipment and loan receivables.

On December 19, 2013, Other Assets entered into a $1.5 million mortgage on its property located in Pelham Manor, New York. The mortgage provides for interest only payments of $15,000 per month, with the full principal balance due on January 1, 2015. The note carries an interest rate of 12.0% per annum. The mortgage was extended on November 1, 2014 with a maturity date of January 1, 2016.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for annual financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year ending December 31, 2014 or any other period.

These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related disclosures of the Company as of December 31, 2013 and for the year then ended, which were filed with the U.S. Securities and Exchange Commission on Form 10-K on April 15, 2014, as amended on April 17, 2014 and July 2, 2014.

2. GOING CONCERN AND MANAGEMENT PLANS

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring net losses from operations and had a working capital deficit of $39,591,042 and a stockholders' deficiency of $22,266,098 as of September 30, 2014. In addition, the Company's operating subsidiaries are heavily dependent on on-going funding from Capstone Capital Group ("Capstone"), a related party, and Tyree continues to be involved in legal matters and vendor payment disputes. These matters raise substantial doubt about the Company's ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to raise additional funds through debt and equity financing, Capstone's willingness to continue to fund operations, favorable outcomes regarding legal matters as related to the operations of Tyree and the ability of Tyree to pay its subcontractors timely for work performed. Management's plans to continue as a going concern are as follows:

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

     *    Tyree Holdings Corp.
          * Increasing sales of the environmental business unit to existing customers and bid on additional jobs outside of Tyree's current customer base. Tyree's ability to succeed in securing additional environmental business depends on the ability of one of Tyree's primary customers to secure remediation work by bidding on the opportunity to remediate environmental liabilities currently present on gasoline stations and referring this work to Tyree,
          * Evaluating Tyree's construction business unit with respect to its ability to increase margins and operate profitably,

     *    Amincor Other Assets, Inc.
          * Liquidating assets held for sale to provide working capital to the Company's subsidiaries,
          *    Leasing assets held for sale until they can be sold.

     *    Amincor, Inc.
     * Securing new financing from a financial institution to provide needed working capital to the subsidiary companies.

While management believes that it will be able to continue to raise capital from various funding sources in order to sustain operations at the Company's current levels through at least twelve months from the date of these financial statements are issued, if the Company is not able to do so and if the Company is unable to become profitable, the Company would likely need to modify its plans and/or scale back its operations, liquidate certain assets, and/or file for bankruptcy protection. If the Company raises additional funds through the issuance of equity securities, substantial dilution to existing shareholders may result. The condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of Amincor and all of its consolidated subsidiaries (collectively, the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

As of September 30, 2014 and December 31, 2013, approximately 1% of Tyree is controlled by a party unaffiliated with the Company. As a result, the Company has presented the non-controlling interest's results from operations on the face of the condensed consolidated financial statements.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant estimates include
reserves  and   write-downs   related  to  receivables  and   inventories,   the
recoverability of long-lived assets, the valuation allowance relating to the Company's deferred tax assets and the completion of contracts and loss contingencies on particular uncompleted contracts. Actual results could differ from those estimates. Certain of the Company's estimates, including the carrying amount of the intangible assets, could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company's estimates and could cause actual results to differ from those estimates.

REVENUE RECOGNITION

AWWT

AWWT provides water remediation and logistics services for its clients. AWWT invoices clients based on bills of lading, which specify the quantity and type of water treated. Revenue is recognized as water remediation services are performed, prices are fixed and determinable, and collectability is reasonably assured. Revenues are reduced for estimated discounts and other allowances, if any.

BPI

Revenue is recorded net of discounts and is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the price to the customer is fixed and determinable, and collection from the customer is reasonably assured. The Company requires all of its product sales to be supported by evidence of a sale transaction that clearly indicates the selling price to the customer, shipping terms and payment terms. Evidence of an arrangement generally consists of a contract or purchase order approved by the customer. The Company recognizes revenue at the time it receives a confirmation that the goods were either tendered at their destination when shipped "FOB destination," or transferred to a shipping agent, when shipped "FOB shipping point." Delivery to the customer is deemed to have occurred when the customer takes title to the product. Generally, title passes to the customer upon shipment, but could occur when the customer receives the product based on the terms of the agreement with the customer. Customer sales discounts are accounted for as reductions of revenues in the same period the related sales are recorded.

TYREE

Tyree provides environmental consulting, site assessment, analysis and management of site remediation for owners and operators of property with petroleum storage facilities. Revenue is recognized as services are provided, prices are fixed and determinable, and collectibility is reasonably assured. Revenues are reduced for estimated discounts and allowances, if any.

For the three and nine months ended September 30, 2014 and 2013, revenue concentrations are as follows:

                 Percentage of Revenues for        Percentage of Revenues for
              Three Months Ended September 30,   Nine Months Ended September 30,
              --------------------------------   -------------------------------
                  2014              2013             2014              2013
              ------------      ------------     ------------      ------------
               (unaudited)       (unaudited)      (unaudited)       (unaudited)

Customer A           45.9%           54.9%          43.3%           53.1%

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

Tyree's accounts receivable for construction contracts are recorded at the invoiced amount and do not bear interest. Tyree, BPI, and AWWT extend unsecured credit to customers in the ordinary course of business but mitigate the associated risks by performing credit checks and actively pursuing past due accounts. Tyree follows the practice of filing statutory "mechanics" liens on construction projects where collection problems are anticipated.

As  of  September   30,  2014  and  December  31,  2013,   accounts   receivable
concentrations are as follows:

                               Percetage of Total
                          Accounts Receivable as of
                 -----------------------------------------
                 September 30, 2014      December 31, 2013
                 ------------------      -----------------

Customer A              52.5%                 50.7%

LOSS PER SHARE

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share considers the potential dilution that could occur if securities or other contracts to issue common stock were exercised or could otherwise cause the issuance of common stock.

The  following  securities  are excluded  from the  calculation  of the weighted
average   dilutive  common  shares  because  their  inclusion  would  have  been anti-dilutive for the three and nine months ended September 30, 2014 and 2013:

                                                   September 30,
                                              2014                2013
                                           ----------          ----------
                                           (unaudited)         (unaudited)

Options                                     5,970,118           5,731,372
Convertible Preferred Stock                 1,752,823           1,752,823
                                           ----------          ----------
Total potentially dilutive shares           7,722,941           7,484,195
                                           ==========          ==========

For the nine months ended September 30, 2013, basic and diluted earnings per share from the $199,942 gain from the sale of discontinued operations was $0.03 and $0.01 for Class A and Class B common stockholders, respectively.

STOCK-BASED COMPENSATION

The Company measures the cost of services received in exchange for an award of equity instruments based on the fair value of the award. For employees, the fair value of the award is measured on the grant date and for non-employees, the fair value of the award is generally re-measured on vesting dates and interim financial reporting dates until the service period is complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. The Company estimates the fair value of the awards granted based on observations of the cash sales prices of both restricted shares and freely tradable shares. Awards granted to directors are treated on the same basis as awards granted to employees.

RECLASSIFICATIONS

Certain   reclassifications   have  been  made  to  the  accompanying  condensed
consolidated financial statements of prior periods to conform to the current period's presentation.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers," ("ASU 2014-09"). ASU 2014-09 supersedes the revenue recognition requirements in Accounting Standards Codification ("ASC") 605 - Revenue Recognition and most industry-specific guidance throughout the ASC. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application. The Company is currently evaluating the impact of the adoption of ASU 2014-09 on its condensed consolidated financial position and results of operations.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing. The amendments in this Update require that repurchase-to-maturity transactions be accounted for as secured borrowings consistent with the accounting for other repurchase agreements. In addition, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement. The amendments require an entity to disclose information about transfers accounted for as sales in transactions that are economically similar to repurchase agreements, in which the transferor retains substantially all of the exposure to the economic return on the transferred financial asset throughout the term of the transaction. In addition the amendments require disclosure of the types of collateral pledged in repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions and the tenor of those transactions. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-10--Transfers and Servicing (Topic 860), which has been deleted. The accounting changes in this Update are effective for the first interim or annual period beginning after December 15, 2014. ASU 2014-11 is not expected to have a material impact on the condensed consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide that a Performance Target Could be Achieved after the Requisite Service Period," ("ASU 2014-12"). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC Topic No. 718, "Compensation - Stock Compensation" as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in ASU 2014-12 are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Early adoption is permitted. Entities may apply the amendments in ASU 2014-12 either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company does not anticipate that the adoption of ASU 2014-12 will have a material impact on its condensed consolidated financial statements.

The FASB has issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern. The guidance, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP. The Company has elected to early adopt the provisions of ASU 2014-15 in connection with the issuance of these unaudited condensed consolidated financial statements. Management's evaluations of events and conditions that raise substantial doubt regarding the Company's ability to continue as a going concern have been disclosed in Note 2.

4. DISCONTINUED OPERATIONS

The following amounts have been segregated from continuing operations and reported as discontinued operations on the condensed consolidated statements of operations as a result of the Company's sale of Environmental Quality Services, Inc. ("EQS"). All prior period information has been reclassified to conform to the current period presentation.

                                                        Three Months Ended                   Nine Months Ended
                                                           September 30,                       September 30,
                                                      2014              2013              2014              2013
                                                    --------          --------          --------          --------
                                                   (unaudited)       (unaudited)       (unaudited)       (unaudited)
Results From Discontinued Operations:
  Net revenues from discontinued operations         $     --          $     --          $     --          $231,887
                                                    ========          ========          ========          ========
  Income (loss) from discontinued operations        $495,450          $  4,048          $493,728          $(77,739)
                                                    ========          ========          ========          ========

Assets available for sale, which are recorded separately on the condensed consolidated balance sheets, consists of two properties related to the Company's discontinued operations from the sale of its former subsidiary, Tulare Holdings, Inc. ("Tulare"), as follows as of September 30, 2014 (unaudited) and December 31, 2013:

Land and building - California                      $1,786,433
Land - New York                                        300,000
                                                    ----------
                                                    $2,086,433
                                                    ==========

Liabilities related to discontinued operations from EQS, Tulare, Masonry Supply Holding, Corp and Epic Sports International, Inc. are presented separately on the condensed consolidated balance sheets. The following is a summary of the liabilities of the discontinued operations:

                                                  September 30,     December 31,
                                                      2014             2013
                                                   ----------       ----------
                                                   (unaudited)
Accounts payable                                   $3,439,269       $3,945,632
Accrued expenses and other current liabilities      1,056,033        1,056,033
                                                   ----------       ----------
Total liabilities                                  $4,495,302       $5,001,665
                                                   ==========       ==========

Changes in net cash from discontinued operations are presented separately in the accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013. All prior period information has been reclassified to conform to the current period presentation.

Pursuant to a Stock Purchase Agreement, effective April 1, 2013, Environmental Holding Corp., a wholly-owned subsidiary of Amincor, Inc. sold all of its right, title and interest in all of the common stock of Environmental Quality Services, Inc. to Essential Environmental Technologies.

The gain on the sale of EQS is summarized as follows:

Description                                         Amount
-----------                                       ----------

Purchase price promissory note                    $  500,000
Liabilities assumed by the Buyer                     668,171
                                                  ----------
                                                   1,168,171

Assets transferred                                  (968,229)

                                                  ----------
Gain on the sale of EQS                           $  199,942
                                                  ==========

5. INVENTORIES

Inventories are maintained using the first in, first out method and consist of:

          *    Raw materials, construction and service maintenance parts
          *    Baking ingredients
          *    Finished bakery goods

A summary of inventory as of September 30, 2014 and December 31, 2013 is below:

                                                 September 30,     December 31,
                                                     2014              2013
                                                   --------          --------
                                                  (unaudited)
Raw materials                                      $     --          $510,922
Ingredients                                         311,532           254,492
Finished goods                                      164,433            72,750
                                                   --------          --------
Inventories                                        $475,965          $838,164
                                                   ========          ========

6. PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2014 and December 31, 2013, property, plant and equipment consisted of the following:

                                       Useful Lives       September 30,           December 31,
                                         (Years)              2014                   2013
                                       ------------       ------------           ------------
                                                          (unaudited)
Land                                        n/a           $    419,656           $    430,000
Machinery and equipment                    2-10             14,509,335             15,147,163
Furniture and fixtures                     5-10                169,258                169,258
Building and leasehold improvements         10               3,378,526              3,443,598
Computer equipment and software             5-7                838,466                838,466
Property held for investment                n/a              6,000,000              6,000,000
Vehicles                                   3-10                409,623                437,042
                                                          ------------           ------------
                                                            25,724,864             26,465,527
Less accumulated depreciation                               (8,925,020)            (8,204,670)
                                                          ------------           ------------
                                                          $ 16,799,844           $ 18,260,857
                                                          ============           ============

Total depreciation expense for the nine months ended September 30, 2014 and 2013 was $1,232,976 and $1,344,979, respectively. Total depreciation expense for the three months ended September 30, 2014 and 2013 was $371,920 and $418,999, respectively.

7.  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and Other Current Liabilities are as follows:

                                                             September 30,       December 31,
                                                                 2014                2013
                                                              ----------          ----------
                                                              (unaudited)
Payroll Taxes Payable - Federal and State                     $2,268,608          $2,507,610
Sales Tax Payable                                              1,515,365           1,464,996
Accrued Workers' Compensation Payable                            627,123             695,494
Union Payable                                                    355,906             380,909
Other Accrued Expenses                                         2,707,658           2,559,018
                                                              ----------          ----------
Total Accrued Expenses and Other Current Liabilities          $7,474,660          $7,608,027
                                                              ==========          ==========

During the years ended December 31, 2013 and 2012, Tyree did not file certain required payroll tax returns on a timely basis and did not timely pay its payroll tax liabilities, including trust funds withheld on behalf of its employees. Through the assistance of an outside payroll services company, Tyree filed all delinquent payroll tax returns during the fourth quarter of 2013 and is currently in negotiations with federal and various state authorities to settle its past-due payroll tax obligations incurred in 2013 and earlier years. At December 31, 2013, Tyree accrued approximately $2.5 million in connection with this outstanding payroll tax liability, which includes penalties and interest. Of this amount, $2.3 million remains accrued at September 30, 2014.

During the year ended December 31, 2013, Tyree did not file required sales tax returns in various jurisdictions. Tyree subsequently filed the required returns and is currently in negotiations with various state authorities to settle the past-due sales tax incurred in 2013 and earlier years. At December 31, 2013, Tyree accrued approximately $1.5 million in connection with this outstanding sales tax liability, which includes penalties and interest. Such amount remains accrued at September 30, 2014

8. LONG-TERM DEBT

Long-term debt consists of the following as of September 30, 2014 and December 31, 2013:

                                                 September 30,      December 31,
                                                     2014              2013
                                                  -----------       -----------
                                                  (unaudited)
Bridge loan (as  amended)  with a  commercial
bank,  collateralized by property,  plant and
equipment  located  in  Burlington,  Iowa  in
addition  to assets  purchased,  and  bearing
interest  at 5.5% per  annum  with a  monthly
principal  and  interest  payment of $22,582.
The loan matures on September 1, 2019.            $ 2,743,451       $ 2,749,985

Promissory  note payable,  collateralized  by
property located in Pelham, New York. Payable
in  monthly  installments  of  interest  only
bearing an interest rate of 12.00% per annum.
The loan  matures on January 1, 2016 at which
time the entire unpaid  principal  amount and
all   accrued   interest  is  fully  due  and
payable.                                            1,500,273         1,500,273

Equipment  loans payable,  collateralized  by
the assets purchased, and bearing interest at
annual  fixed  rates  ranging  from  8.00% to
15.00% as of September  30, 2014 and December
31,  2013.  The  loans  matured  and  are  in
default as of September 30, 2014.                     241,237           355,056

Promissory   notes  converted  from  accounts
payable,  with an  imputed  interest  rate of
10%. Payment terms are from 12 to 36 months.        2,878,403         2,884,937

Promissory   notes   payable,   with  accrued
interest,  to three former  stockholders of a
predecessor   company.    These   notes   are
unsecured   and   are   subordinate   to  the
Company's  senior debt. The notes matured and
are in default as of  September  30, 2014 and
bear  interest  at an  annual  fixed  rate of
6.00%.                                                500,000           500,000

Note  payable  to  insurance  company,   with
accrued   interest.    Payable   in   monthly
installments   of   principal   and  interest
through  January  2015.  The annual  interest
rate is 4.78%.                                        58,868                 --
                                                  -----------       -----------
Total
                                                    7,922,232         7,990,251
Less current portion
                                                   (5,291,916)       (7,957,909)
                                                  -----------       -----------

                                                  $ 2,630,316       $    32,342
                                                  ===========       ===========

9. RELATED PARTY TRANSACTIONS

Related parties are natural persons or other entities that have the ability, directly or indirectly, to control another party or exercise significant influence over the other party in making financial and operating decisions. Related parties include other parties that are subject to common control or that are subject to common significant influences. The Company's President and Vice President/Interim Chief Financial Officer own a majority of the Company's Class A common voting stock. They also control Capstone Capital Group, LLC, and Capstone Business Funding, LLC, the entities with which the Company has outstanding loans payable and receivables factoring arrangements with as of September 30, 2014 and December 31, 2013.

Loans from a related party consist of the following at:

                                                 September 30,      December 31,
                                                     2014              2013
                                                 ------------      ------------
                                                 (unaudited)
Revolving working capital line of credit with
Capstone Capital Group, LLC which matures and
is due in full on the  earlier of (a) October
31,  2016 or (b) the date on which the lender
elects to demand repayment,  bearing interest
at  18%  per  annum.   Maximum  borrowing  of
$12,000,000.   The  loan  is   secured  by  a
subordinated   interest  in  Baker's  Pride's
assets.                                          $  9,951,058      $  6,001,021

Short-term  accounts   receivable   financing
arrangement with Capstone  Business  Funding,
LLC. No maturity date is specified.  Interest
is  charged  at  variable  rates  based  upon
collection days outstanding.                        2,611,718         2,060,730

Loan and  security  agreement  with  Capstone
Gapital   Group,   LLC,   Capstone   Business
Funding,  LLC and  Capstone  Credit,  LLC. No
maturity date or interest rate is specified           625,709           809,730

Loan and  security  agreement  with  Capstone
Capital  Group,  LLC which matures and is due
in full on May 15, 2015  bearing  interest at
18%   per   annum.   Maximum   borrowing   of
$1,000,000.   The  loan  is   secured   by  a
subordinated   interest  in  Baker's  Pride's
assets.                                               468,697           427,069

Note payable to a commercial bank. Payable in
monthly   installments   of   principal   and
interest  of  approximately   $7,500  through
March  2015.  The  annual  interest  rate  is
7.25%.                                                 81,088           188,614

Loan  and  security  agreement  with  Stephen
Tyree  which  matured  on  November  5,  2014
bearing interest at 5.0% per annum.                        --             4,869
                                                 ------------      ------------
Total  loans and  amounts  payable to related
parties                                          $ 13,738,270      $  9,492,033
                                                 ============      ============

Interest expense for these loans amounted to $1,893,643 and $670,804 for the nine months ended September 30, 2014 and 2013, respectively. Interest expense for these loans amounted to $590,895 and $319,080 for the three months ended September 30, 2014 and 2013, respectively.

Factoring fees paid to related parties, as included in interest expense - related party, amounted to $740,689 and $289,306 for the nine months ended September 30, 2014 and 2013, respectively. Factoring fees paid to related parties, as included in interest expense - related party, amounted to $146,202 and $166,307 for the three months ended September 30, 2014 and 2013, respectively.

MANAGEMENT FEES

The Company provides administrative services for Capstone Capital Group, LLC to provide office space, back office services and other various services from time to time for a monthly fee. Management fees are due and payable monthly and the Company recorded management fee income of $225,000 and $135,000 for the nine months ended September 30, 2014 and 2013, respectively. The Company recorded management fee income of $75,000 and $45,000 for the three months ended September 30, 2014 and 2013, respectively. As of September 30, 2014, the Company has an accrued management fee receivable of $200,000 and $0 as of September 30, 2014 and December 31, 2013, respectively which is included in accounts receivable on the condensed consolidated balance sheets.

10. STOCKHOLDERS' DEFICIENCY

COMMON STOCK ISSUANCE

On July 16, 2014 the Company issued 3,848,484 shares of Class A Voting common shares to each of the two officers of the Company in exchange for $127,000.

On January 9, 2014 the Company issued 1,083,332 shares of Class A Voting common shares to each of the two officers of the Company in exchange for $130,000.

STOCK BASED COMPENSATION

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

In applying the Black-Scholes option pricing model to stock options granted, the Company used the following weighted average assumptions:

                              Three Months Ended           Nine Months Ended
                                 September 30,               September 30,
                              2014          2013          2014          2013
                              ----          ----          ----          ----
                           (unaudited)   (unaudited)   (unaudited)   (unaudited)

Expected life                  N/A           3.25          3.25          3.25
Risk-free interest rate        N/A           0.63%         0.93%         0.67%
Expected volatility            N/A         107.4%        128.2%         56.3%
Dividend yield                 N/A            --            --            --
Average forefeiture rate       N/A           7.4%         13.6%          1.8%

The weighted average estimated fair value of the options granted during the nine months ended September 30, 2014 was $0.07 per share. There were no options granted during the three months ended September 30, 2014. The weighted average estimated fair value of the options granted during the three and nine months ended September 30, 2013 was $0.10 and $0.03 per share, respectively.

During the nine months ended September 30, 2014, the Company's Board of Directors granted a total of 1,190,000 Class A common stock options to the President, Vice-President and Interim Chief Financial Officer, certain management and employees of the Company, and certain officers and employees of its subsidiary companies, and 80,000 Class A common stock options to certain non-employees of the Company, at exercise prices of $0.50 and $0.25, respectively. The options vest over two years and expire five years from the grant date.

The following table summarizes the Company's stock options activity for the nine months ended September 30, 2014:

                                                                                   Weighted
                                                                    Weighted        Average
                                                                    Average        Remaining       Aggregate
                                                                    Exercise      Contractual      Intrinsic
                                                 Shares              Price       Term (Years)        Value
                                                 ------              -----       ------------        -----
Options outstanding at December 31, 2013        5,731,372           $   1.21          3.00           $  --
                                                =========           ========        ======           =====

  Granted                                       1,270,000               0.38          4.55              --
  Exercised                                            --                 --            --              --
  Canceled, forfeited or expired               (1,031,254)              1.11          3.15              --
                                               ----------           --------        ------           -----
Options outstanding at September 30, 2014       5,970,118           $   1.05          3.30           $  --
                                                =========           ========        ======           =====
Options vested and exercisable at:
 September 30, 2014                             3,341,058           $   1.36          3.30           $  --
                                                =========           ========        ======           =====

The following table summarizes information about stock options outstanding and exercisable as of September 30, 2014:

              Options Outstanding                                    Options Exercisable
-----------------------------------------------------------      ----------------------------
                                   Weighted
                                    Average        Weighted                          Weighted
                                   Remaining       Average                           Average
Exercise                          Contractual      Exercise                          Exercise
 Prices       Outstanding        Term (Years)       Price        Exercisable          Price
 ------       -----------        ------------       -----        -----------          -----
$   0.25         568,000             4.64         $   0.25              --          $     --
    0.50       1,096,000             4.24             0.50         264,000              0.50
    0.65         330,000             3.25             0.65         165,000              0.65
    1.00       1,798,121             3.66             1.00         899,061              1.00
    1.13         330,000             3.00             1.13         165,000              1.13
    1.21         319,890             2.75             1.21         309,890              1.21
    1.29         309,890             2.50             1.29         319,890              1.29
    1.73         653,890             2.04             1.73         653,890              1.73
    1.88         311,000             1.50             1.88         311,000              1.88
    2.80         253,327             1.25             2.80         253,327              2.80
--------       ---------          -------         --------       ---------          --------
$   1.05       5,970,118             3.30         $   1.05       3,341,058          $   1.36
========       =========          =======         ========       =========          ========

Stock-based compensation expense totaled $466,021 and $432,869 for the nine months ended September 30, 2014 and 2013, respectively. 50% of the employee options vest and become exercisable on the first anniversary of the grant date and the remaining 50% vest on the second anniversary of the grant date, provided that the individual is employed by the Company or subsidiary on such anniversary dates.

As of September 30, 2014, the total compensation cost related to nonvested awards not yet recognized was approximately $288,000 and will be amortized over a remaining weighted average period of 1.75 years.

11. OPERATING SEGMENTS

The Company is organized into five operating segments: (1) Amincor, (2) Other Assets, (3) AWWT (4) BPI, and (5) Tyree. Segment information is as follows:

                              September 30,           December 31,
                                  2014                   2013
                              ------------           ------------
                              (unaudited)
Total Assets:
  Amincor                     $    465,652           $    362,839
  Other Assets                   8,465,504              8,446,271
  AWWT                             349,280                354,264
  BPI                           10,867,628             11,313,853
  Tyree                          3,526,228              8,118,257
                              ------------           ------------
Total assets                  $ 23,674,292           $ 28,595,484
                              ============           ============

                               Three Months Ended September 30,           Nine Months Ended September 30,
                                  2014                   2013              2014                   2013
                              ------------           ------------      ------------           ------------
                               (unaudited)            (unaudited)       (unaudited)            (unaudited)
Net Revenues:
  Amincor                     $         --           $         --      $         --           $         --
  Other Assets                          --                     --                --                     --
  AWWT                             122,892                 96,315           392,179                247,327
  BPI                              959,063                714,874         3,227,769              1,006,983
  Tyree                          2,063,537              5,900,236        11,987,312             19,469,716
                              ------------           ------------      ------------           ------------
Net revenues                  $  3,145,492           $  6,711,425      $ 15,607,260           $ 20,724,026
                              ============           ============      ============           ============



Net loss from continuing
operations
  Amincor                     $   (699,702)          $   (734,765)     $ (2,415,908)          $ (2,733,479)
  Other Assets                     (94,070)              (129,270)         (277,712)                 2,144
  AWWT                              (4,133)               (14,841)          (17,650)              (101,607)
  BPI                           (1,449,572)            (1,231,957)       (4,032,791)            (3,675,005)
  Tyree                         (2,227,125)              (320,828)       (2,614,364)              (232,842)
                              ------------           ------------      ------------           ------------
Net loss from continuing
operations                    $ (4,474,602)          $ (2,431,661)     $ (9,358,425)          $ (6,740,789)
                              ============           ============      ============           ============

The Company's net losses from discontinued operations were not material for the three and nine months ended September 30, 2014 and 2013.

12. COMMITMENTS AND CONTINGENCIES

Contingencies/Legal Matters:

The Company from time to time is involved in ordinary and routine litigation. Management presently believes that the ultimate outcome of these proceedings individually or in the aggregate, will not have a material adverse effect on the Company's condensed consolidated financial position, results of operations or cash flows. Nevertheless, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages and, in such event, could result in a material adverse impact on the Company's financial position, results of operations or cash flows for the period in which the ruling occurs.

AMINCOR

On July 6, 2012, SFR Holdings, Ltd., Eden Rock Finance Master Limited, Eden Rock Asset Based Lending Master Ltd., Eden Rock Unleveraged Finance Master Limited, SHK Asset Backed Finance Limited, Cannonball Plus Fund Limited and Cannonball Stability Fund, LP (collectively, the "Plaintiffs") commenced an action in the Supreme Court of the State of New York County of New York against Amincor, Inc.,

Amincor Other Assets, Inc., their officers and directors, John R. Rice III, Joseph F. Ingrassia and Robert L. Olson and various other entities affiliated with or controlled directly or indirectly by John R. Rice III and Joseph F.
Ingrassia (collectively the "Defendants"). Plaintiffs allege that Defendants engaged in wrongful acts, including fraudulent inducement, fraud, breach of fiduciary duty, unjust enrichment, fraudulent conveyance and breach of contract. Plaintiffs are seeking compensatory damages in an amount in excess of $150,000 to be determined at trial. Litigation is pending. Management believes that this lawsuit has no merit or basis and is vigorously defending it and has not accrued for these compensatory damages. Defendants have filed a motion to dismiss the complaint in this action. Further proceedings in this action are stayed pending determination of Defendants motion.

BPI

In connection with a United States Department of Agriculture ("USDA") loan application, BPI had Environmental Site Assessments performed on the property where its Mt. Pleasant Street Bakery, Inc. operates, as required by the prospective lender. A Phase II Environmental Site Assessment was completed on October 31, 2011 and was submitted to the Iowa Department of Natural Resources ("IDNR") for their review. IDNR requested that a Tier Two Site Cleanup Report ("Tier Two") be issued and completed in order to better understand what environmental hazards exist on the property. The Tier Two was completed on February 3, 2012 and was submitted to IDNR for further review. Management's latest correspondence with IDNR, dated March 21, 2012, required additional environmental remediation in order to be in compliance with IDNR's regulations. Management has retained the necessary environmental consultants to become compliant with IDNR's request. Due to the nature of the liability, the remediation work is 100% eligible for refund from IDNR's Innocent Landowner Fund. As such, there is no direct liability related to the cleanup of the hazard. BPI is monitoring and remediating the environmental hazard in accordance with the remediation plan as outlined by external consultants and with IDNR's approval.

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

In December 2013, Tyree Environmental Corp. and Tyree Service Corp. ("Tyree entities") were sued by the liquidating trustee of GPMI for recovery of preferential transfers in the respective amounts of $1,147,154 and $2,479,755. On March 27, 2014, the bankruptcy liquidating trustee entered into forbearance agreements with the Tyree entities with respect to the preference actions with the understanding that the forbearance periods will be extended and the actions will ultimately be dismissed if the Tyree entities continue to not voluntarily assist Getty Realty in litigation against GPMI. Management believes that this lawsuit has no merit or basis and will adhere to the terms of the forbearance agreements such that further litigation will not occur.

On March 22, 2013 Fleetmatics USA, Inc. brought an action in the Supreme Court in the State of New York, County of Suffolk against Tyree Equipment Corp. and Tyree Services Corp. seeking $313,176 plus interest and costs for services rendered. On June 26, 2013 a default judgment was entered against Tyree Equipment Corp. and Tyree Services Corp. in the amount of $328,083. On February 24, 2014, All Safe Protection, Inc. brought action against Tyree Holdings, Corp. and other Tyree entities for services rendered to Tyree in the amount of $236,818 plus interest and costs. On March 3, 2014, American Express Travel related Services Company brought suit in the Supreme Court in the State of New York, County of Nassau against Tyree Holdings Corp. seeking the sum of $142,235 plus interest and cost for unpaid interest and charges. Management is attempting to finalize settlement agreements for these obligations. Fleetmatics has agreed to a five year payment plan based on a 60 month payment schedule with a balloon payment at the end of the third year. American Express has not agreed to a payment plan and negotiations are ongoing. Management has reached a settlement agreement with All Safe which provides for monthly payments of less than $5,000 which, in the event of default allows entry of judgment against all Defendants except Tyree Environmental Services, which effectively releases Tyree Environmental Services from the All Safe claim. All of the above amounts are accrued as September 30, 2014.

On September 22, 2014, Westchester Fire Insurance Company commenced an action against Tyree Service Corp., Tyree Environmental Corp., Tyree Holdings Corp., Amincor, Inc. and Tyree Equipment Corp. to recover $310,312 in unpaid premiums owed by Tyree and guaranteed by Amincor. The Company is negotiating a payment plan to satisfy the obligation based on a five year amortization schedule with a balloon payment after two years and anticipates that a payment plan will be satisfactorily concluded.

Tyree has unpaid obligations for union dues of approximately $1.2 million dollars which are included in accrued expenses at September 30, 2014. Tyree management does not dispute that benefits are due and owing to the respective unions and is negotiating payment plans with the various unions to satisfy these obligations.

As of September 30, 2014 the Company owes approximately $2.9 million to unsecured vendors which amount is reflected as liabilities on the Company's condensed consolidated balance sheet. Although several of these unsecured vendors have commenced actions to recover the outstanding monies due; the majority of the unsecured creditors have not instituted suit. Each of these outstanding obligations including the litigations is handled on a case by case basis, with settlement and payment plans ranging from a few months for smaller claims to up to five years for larger claims.

On September 9, 2014 a former employee of Tyree commenced a lawsuit in the United States District Court for the Eastern District of New York against Registrant its Tyree subsidiaries and their officers alleging various ERISA violations and seeking class action certification. The alleged amounts in controversy are not material and management believes that class action certification will not be granted.

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

On September 28, 2012, Sean Frost ("Frost"), the former President of Epic Sports International, Inc., filed a complaint to compel arbitration regarding breach of employment contract and related breach of labor code claims and for an award of compensatory damages in the Superior Court of the State of California, County of San Diego against Epic Sports International Inc., Amincor, Inc. and Joseph Ingrassia (collectively, the "Defendants"). Frost is seeking among other things, damages, attorneys' fees and costs and expenses. Frost initiated arbitration proceedings in April 2014. As of September 30, 2014, the Defendants have answered the complaint and the lawsuit has been dismissed pending parties' agreement to arbitrate the matter. Defendants believe that this arbitration has no merit or basis and intend to vigorously defend and therefore has not accrued for a loss in relation to this matter.

TULARE FROZEN FOODS, LLC ("TFF")

The City of Lindsay, California had invoiced TFF, a business whose operations were discontinued in 2011, $533,571 for outstanding delinquent real estate taxes, including a significant amount for penalties, interest and fees that had accrued. A settlement pursuant to which the City of Lindsay would retain TFF's $206,666 deposit as settlement and release in full of all of Tulare's outstanding obligations to the City of Lindsay was executed on July 25, 2014. Tulare had formerly written-off its $206,666 deposit and as such Tulare recorded a gain of $497,331 as a result of this transaction during the three and nine month period ended September 30, 2014.

13. SUBSEQUENT EVENTS

The Company has evaluated all subsequent events up through the date which the condensed consolidated financial statements were issued. The Company had no other material subsequent events requiring disclosure.

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

The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date hereof and caution should be taken not to place undue reliance on any such forward-looking statements. Forward-looking statements are subject to certain events, risks and uncertainties many of which are outside of our control. When considering forward-looking statements, you should carefully review the risks, uncertainties and other cautionary statements in this Quarterly Report on Form 10-Q as they identify certain important factors that could cause actual results to differ materially from those expressed in or implied by the forward-looking statements. These factors include, among others, the risks described in Item 1A of our Form 10-K filed with the U.S. Securities and Exchange Commission ("SEC") on April 15, 2014, as amended on April 17, 2014 and July 2, 2014. We do not undertake any obligation to update any forward looking statements.

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

                          AMINCOR (CONSOLIDATED BASIS)

GOING CONCERN / LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2014, cash flows used in operating activities from continuing operations were $3,348,748. This was principally due to a net loss from continuing operations of $9,358,425 which was partially offset by a decrease in accounts receivable of approximately $3.0 million, including aggregate non-cash expenses of approximately $2.6 million and an increase in accounts payable of approximately $1.1 million. During the nine months ended September 30, 2013, cash flows used in operating activities from continuing operations were $2,107,866. This was principally due to a net loss from continuing operations of $6,740,789 which was partially offset by an increase in accrued expenses and other current liabilities of approximately $1.3 million and aggregate non-cash expenses of approximately $1.8 million. The net loss from continuing operations is discussed in greater detail in the results from operations for the nine and three months ended September 30, 2014 and 2013 section of this MD&A.

For the nine months ended September 30, 2014 and 2013, cash flows used in investing activities from continuing operations of $58,545 and $152,116, respectively, were primarily due to the purchase of additional machinery at BPI and AWWT.

For the nine months ended September 30, 2014 and 2013, cash flows provided by financing activities from continuing operations of $3,253,924 and $1,919,438, respectively, was primarily due to proceeds received from loans with related parties.

For the nine months ended September 30, 2014, total cash flows used in discontinued operations was $12,635. For the nine months ended September 30, 2013, total cash flows provided by discontinued operations was $117,333 was principally due to the sale of EQS.

The accompanying condensed consolidated financial statements included elsewhere in this Form 10-Q have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. However, we recorded a net loss from continuing operations of $9,358,425 for the nine months ended September 30, 2014, we had a working capital deficit of $39,591,042 and an accumulated deficit of $109,682,204 as of September 30, 2014, which raises substantial doubt regarding the Company's ability to continue as a going concern.

With respect to BPI, management has successfully negotiated a contract in 2014 for co-packing frozen donut products to one of the world's largest family owned food companies which is a global supplier to the food service and in store bakery retail industries. Management believes that this contract will pave the way for additional contracts from other significant food companies in addition to increased business from the newly acquired customer, although no assurance can be provided of this. BPI has entered the frozen food segment and is also positioning itself to re-enter the fresh bread manufacturing industry by placing significant and competitive bids to strategic players within the fresh bread markets. Management was able to extend the BPI bridge loan financing with Central State Bank in the third quarter of 2014 which will allow for BPI to extend its interest only financing payments until such time BPI is able through its cash flow to make principal payments.

With respect to Tyree, management is projecting an increase in its environmental business through the end of 2014 and 2015 although no assurance cam be provided of this. Tyree Environmental division's ability to succeed in securing additional environmental business depends on the ability of one of Tyree's primary customers to secure remediation work by bidding environmental liabilities currently present on gasoline stations and referring this work to Tyree. Management is in the process of evaluating the profitability of Tyree's construction division and intends to continue construction operations provided that they continue to be profitable. Management concluded that Tyree's maintenance service line was not profitable in August 2014 and discontinued Tyree's maintenance operations. As a result, all of Tyree's inventory was written-down as of September 30, 2014. Management continues to seek opportunities to liquidate the remaining maintenance inventory and intends to utilize cash flows generated from this endeavor as additional working capital.

Since Tyree's largest customer Getty Petroleum Marketing, Inc. ("GPMI") filed bankruptcy in December 2011, Tyree has been incurring significant cash flow losses. Management has been successful in working with Tyree's vendors in converting previously outstanding payables into note payable obligations. At September 30, 2014 $2,878,403 is outstanding relating to converted payables.

Tyree's management is working to secure additional available capital resources and turnaround Tyree's operations to generate operating income although no assurance can be provided that capital will be obtained. As of September 30, 2014, Tyree had a working capital deficit of approximately $22.1 million exclusive of amounts owed to Amincor and recorded a net loss of approximately $3.5 million for the nine months ended September 30, 2014. Tyree has entered into settlement agreements and continues to negotiate with creditors to pay off its outstanding debt obligations. However, without additional capital resources,

Tyree may not be able to continue to operate and may be forced to curtail its business, liquidate assets and/file for bankruptcy protection. In any such case, its business, operating results or financial condition would be materially adversely affected. Going forward, Tyree's growth will be difficult to attain until either (i) new working capital is available through profitable operations or (ii) new equity is invested into Tyree to facilitate organic and acquisition based growth.

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

With respect to Amincor Other Assets, there are significant assets currently residing on Amincor Other Asset's balance sheet related to the discontinued operations of Imperia and Tulare, in addition to assets held for sale. Management is currently in negotiations regarding the sale of assets related to Tulare.

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

Operations at the Jefferson Street location at BPI are not influenced by seasonality as fresh bread sales are relatively consistent throughout the year. Operations at the Mt. Pleasant Street operation are affected by seasonality and sales are typically higher during the Spring and late Fall as compared to other periods of the year due to certain hilidays falling in those seasons. Due to co-packing and a limited customer base for the nine months ended September 30, 2014, Jefferson Street and Mt. Pleasant Street operations were not as affected by seasonality as they will be when the facilities operate at higher volumes.

Tyree's revenues tend to be lower during the first half of the year as Tyree's customers complete their planning for the upcoming year. Approximately 30% of Tyree's revenues are earned from new customer capital expenditures. Customer's capital expenditures are cyclical and tend to mirror the condition of the economy. During normal conditions, Tyree will need to draw from its borrowing base early in the year and then pay down the borrowing base as the year progresses when it generates positive cash flows. The highest revenue generation occurs from early in the third quarter through the fourth quarter of the year.

RESULTS FROM OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NET REVENUES

Net revenues for the nine months ended September 30, 2014 totaled $15,607,260 as compared to net revenues of $20,724,026 for the nine months ended September 30, 2013, a decrease in net revenues of $5,116,766 or approximately 24.7%. The primary reason for the decrease in net revenues is related to Tyree's operations. Tyree's net revenues decreased by approximately $7.5 million but was partially offset by an increase in revenue by BPI of approximately $2.2 million during the nine months ended September 30, 2014.

During the three months ended March 31, 2014, Tyree experienced unseasonably harsh weather conditions which adversely impacted Tyree's ability to complete work and therefore generate revenue. As a result, Tyree's revenue decreased by approximately $1.8 million during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. In addition, there was a loss of revenue by Tyree's environmental business due to insufficient cash flows necessary to perform on contracts. Revenue for Tyree's environmental business decreased by $3.6 million during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due to the aforementioned decrease in revenues earlier in 2014 which decreased the amount of invoicing available to factor and thus affected Tyree's ability to pay its subcontractors.

With respect to BPI, the primary reason for the increase in net revenues is due to a significant increase in volume from one customer and the addition of another large customer in 2014. Net revenues from the existing customer were approximately $1.7 million for the nine months ended September 30, 2014 as compared to approximately $1.0 million for the nine months ended September 30, 2013 and revenues for the newly acquired customer were approximately $884,000 for the nine months ended September 30, 2014 as compared to $0 for the nine months ended September 30, 2013. These two customers comprised approximately $1.5 million of the year over year $2.2 million increase in revenues.

COST OF REVENUES

Cost of revenues for the nine months ended September 30, 2014 totaled $15,093,965 or approximately 96.7% of net revenues as compared to $17,990,248 or approximately 86.8% of net revenues for the nine months ended September 30, 2013. The higher cost of revenues as a percentage of total sales is primarily related to the operations of Tyree and BPI.

With respect to Tyree, The cost of revenues in 2014 was 9.5% higher than it was in 2013 as the maintenance business operated at a negative gross profit during the nine months ended September 30, 2014 due to costs associated with the maintenance service line continuing even though the service line was formally discontinued in August 2014. Costs associated with this discontinuation included the write down of inventory related to Tyree's maintenance service line of approximately $415,000. Decreased revenues also contributed to the increase in cost of revenues as a percentage of total sales for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

BPI had a 220.5% increase in net revenues against a 70.4% increase in cost of revenues in 2014 as compared to 2013. The primary reason for the increase in cost of revenues is related to increases in production at both the Jefferson Street facility and the Mt. Pleasant Street facility during the nine months ended September 30, 2014 due to the aforementioned increase in volume from existing and new customers. Certain fixed costs are incurred by BPI regardless of the production levels at BPI's facilities which were incurred during the nine months ended September 30, 2014 and 2013 which contributed to the negative gross margin reported for both periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative ("SG&A") expenses for the nine months ended September 30, 2014 totaled $7,867,505 as compared to $8,772,922 for the nine months ended September 30, 2013, a decrease in operating expenses of $905,417 or approximately 10.3%. The primary reason for the decrease in SG&A expenses was related to Tyree's operations. Tyree's operating expenses decreased by approximately $1.2 million during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Tyree's SG&A expenses decreased during the nine months ended September 30, 2014 as administrative labor and benefits were reduced by approximately $589,000 due to a reduction in management positions, rent expenses at Tyree's offices were reduced by approximately $94,000 as Tyree moved offices to more cost effective locations, professional and consulting was reduced by approximately $89,000, and telephone costs were reduced by approximately $41,000 due to a change in the way Tyree's cell phone policy is handled.

LOSS FROM OPERATIONS

Loss from operations for the nine months ended September 30, 2014 totaled $7,354,210 as compared to $6,039,144 for the nine months ended September 30, 2013, an increase in loss from operations of $1,315,066 or approximately 21.8%. The primary reason for the increase in loss from operations is related to the decrease in net revenues as noted above.

OTHER EXPENSES (INCOME)

Other expenses for the nine months ended September 30, 2014 totaled $2,004,215 as compared to $701,645 for the nine months ended September 30, 2013, an increase in other expenses of $1,302,570 or approximately 185.6%. The primary reason for the increase in other expenses is related to increased interest expense associated with BPI's working capital loan, for which the principal amount oustanding increased by approximately $3.9 million between September 30, 2014 and September 30, 2013. In addition, Tyree increased the volume of receivables factored during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 which also contributed to the increase in other expense as noted above.

NET LOSS FROM CONTINUING OPERATIONS

Net loss from continuing operations totaled $9,358,425 for the nine months ended September 30, 2014 as compared to $6,740,789 for the nine months ended September 30, 2013, an increase in net loss from continuing operations of $2,617,636 or approximately 38.8%. The primary reason for the increase in net loss from continuing operations is related to the decrease in net revenues and the increase in other expenses as noted above.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

Income from discontinued operations totaled $493,728 for the nine months ended September 30, 2014 as compared to a loss from discontinued operations of $277,681 for the nine months ended September 30, 2013, primarily due to the settlement of a liability with the City of Lindsay which was negotiated in July 2014 on behalf of Tulare. The sale of the assets related to EQS was recorded as a gain from sale of discontinued operations for $199,942 during the nine months ended September 30, 2013.

NET LOSS

Net loss totaled $8,830,072 for the nine months ended September 30, 2014 as compared to $6,794,684 for the nine months ended September 30, 2013, an increase in net loss of $2,035,388 or approximately 30.0%. The primary reason for the increase in net loss is due to the decrease in net revenues and the increase in other expenses as noted above.

RESULTS FROM OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

NET REVENUES

Net revenues for the three months ended September 30, 2014 totaled $3,145,492 as compared to net revenues of $6,711,425 for the three months ended September 30, 2013, a decrease in net revenues of $3,565,933 or approximately 53.1%. The primary reason for the decrease in net revenues is related to Tyree's operations. Tyree's net revenues decreased by approximately $3.8 million, but were partially offset by an increase in revenue at BPI of approximately $244,000 during the three months ended September 30, 2014.

During the third quarter, Tyree's net revenues was adversely affected by a loss of revenue in the maintenance service line and the discontinuation of that business in August 2014. Management decided to discontinue the maintenance service line due to the decline in maintenance revenue resulting from the reduction in gas stations owned by Getty Realty Inc. and by never being able to replace a historically unprofitable Cumberland Farms contract. Tyree's maintenance service line revenue decreased by approximately $541,000 during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 due to the discontinuation of that service line. Tyree's environmental business revenue decreased by approximately $1.8 million during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 due to the inability of Tyree to pay subcontractors for work performed resulting from decreased revenue as reported earlier in 2014.

The aforementioned decreases in Tyree's net revenues was partially offset by an increase in revenue of BPI and AWWT which combined for approximately $250,000 for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

COST OF REVENUES

Cost of revenues for the three months ended September 30, 2014 totaled $4,141,300 or approximately 131.7% of net revenues as compared to $6,026,203 or approximately 89.8% of net revenues for the three months ended September 30, 2013. The higher cost of revenues as a percentage of total sales is primarily related to the operations of Tyree and BPI.

Tyree's maintenance service line operated at a negative gross profit during the nine months ended September 30, 2014 due to costs associated with the maintenance service line continuing even though the service line was formally discontinued in August 2014. Costs associated with this discontinuation included the write down of inventory related to Tyree's maintenance service line of approximately $415,000. Decreased revenues also contributed to the increase in cost of revenues as a percentage of total sales for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

BPI had a 34.2% increase in net revenues against a 7.9% increase in cost of revenues in 2014 as compared to 2013. The primary reason for the increase in cost of revenues is related to increases in production at both the Jefferson Street facility and the Mt. Pleasant Street facility during the three months ended September 30, 2014 due to the aforementioned increase in volume from existing and new customers. Certain fixed costs are incurred by BPI regardless of the production levels at BPI's facilities which were incurred during the three months ended September 30, 2014 and 2013 which contributed to the negative gross margin reported for both periods.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A expenses for the three months ended September 30, 2014 totaled $2,761,912 as compared to $2,857,064 for the three months ended September 30, 2013, a decrease in operating expenses of $95,152 or approximately 3.3%. The primary reason for the decrease in SG&A expenses was related to Tyree's operations and was offset by an increase in SG&A expenses related to BPI's operations.

Tyree's SG&A expenses decreased by approximately $75,000 during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Tyree's administrative labor decreased by approximately $120,000 and rent was reduced by approximately $46,000. The aforementioned decreases in operating expenses were partially offset by an increase in bad debt expense of approximately $201,000 as related to prior year write offs of accounts receivables which were not fully reserved.

BPI's SG&A expenses increased due to an increase in management payroll of approximately $69,000. This increase was due to the increase in business and re-staffing the required management necessary to operate both the Jefferson Street facility and the Mt. Pleasant Street facility concurrently. The increase in management payroll was partially offset by small reductions in other operating expenses.

LOSS FROM OPERATIONS

Loss from operations for the three months ended September 30, 2014 totaled $3,757,720 as compared to $2,171,842 for the three months ended September 30, 2013, an increase in loss from operations of $1,585,878 or approximately 73.0%. The primary reason for the increase in loss from operations is due to the decreases in net revenues as noted above.

OTHER EXPENSES (INCOME)

Other expenses for the three months ended September 30, 2014 totaled $716,882 as compared to $259,819 for the three months ended September 30, 2013, an increase in other expenses of $457,063 or approximately 175.9%. The primary reason for the increase in other expenses is related to increased interest expense associated with BPI's working capital loan which increased by approximately $3.9 million between September 30, 2014 and September 30, 2013. In addition, Tyree increased the volume of receivables factored during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 which also contributed to the increase in other expense as noted above.

NET LOSS FROM CONTINUING OPERATIONS

Net loss from continuing operations totaled $4,474,602 for the three months ended September 30, 2014 as compared to $2,431,661 for the three months ended September 30, 2013, an increase in net loss from continuing operations of $2,042,941 or approximately 84.0%. The primary reason for the increase in net loss from continuing operations is related to the decrease in net revenues and the increase in other expenses between the three months ended September 30, 2014 and the three months ended September 30, 2013 as noted above.

INCOME FROM DISCONTINUED OPERATIONS

Income from discontinued operations totaled $495,450 for the three months ended September 30, 2014 as compared to an income from discontinued operations of $4,048 for the three months ended September 30, 2013 is primarily attributable to an agreed upon settlement of a liability with the City of Lindsay which was negotiated in July 2014 on behalf of Tulare.

NET LOSS

Net loss totaled $3,979,152 for the three months ended September 30, 2014 as compared to $2,427,613 for the three months ended September 30, 2013, an increase in net loss of $1,551,539 or approximately 63.9%. The primary reason for the increase in net loss is due to the decrease in net revenues and increase in other expenses as noted above.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Amincor has not entered into, and does not expect to enter into, financial instruments for trading or hedging purposes.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and interim chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, we concluded that as of the end of the period covered by this report our disclosure controls and procedures were not effective to ensure the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure, and to ensure that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

The Company's process for internally reporting material information in a systematic manner to allow for timely filing of material information is ineffective due to its inherent limitations from being a small company and having insufficient personnel for proper segregation of duties. The Company also has difficulties in accounting for complex transactions, and as a result, there exists material weaknesses in internal control over financial reporting that contribute to the weaknesses in our disclosure controls and procedures.

The Company's management concluded that as a result of the material weaknesses described above, the Company did not maintain effective internal control over financial reporting as of September 30, 2014 based on the criteria set forth in Internal Control-- 1992 Integrated Framework issued by the COSO.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably expected to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On September 9, 2014 a former employee of Tyree commenced a lawsuit in the United States District Court for the Eastern District of New York against Registrant its Tyree subsidiaries and their officers alleging various ERISA violations and seeking class action certification. The alleged amounts in controversy are not significant. Management believes that class action certification will not be granted and the action will be settled.

On September 22, 2014, Westchester Fire Insurance Company commenced an action against Tyree Service Corp., Tyree Environmental Corp., Tyree Holdings Corp., Amincor, Inc. and Tyree Equipment Corp. to recover $310,312 in unpaid Bond premiums owed by Tyree and guaranteed by Amincor. Registrant is negotiating a payment plan to satisfy the obligation based on a five year amortization schedule with a balloon payment after two years and anticipates that a payment plan will be satisfactorily concluded.

A number of unsecured vendors have either threatened to or have again filed suit Tyree companies for non-payment of outstanding invoices, as noted in Tyree's financial statements under accounts payable. Each of these matters, which occurred in the ordinary course of business, is handled on a case by case basis, with settlement and payment plans.

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

ITEM 1A. RISK FACTORS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS ON SENIOR SECURITY

None

ITEM 4. MINE SAFETY DIRECTIONS

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

                                          AMINCOR, INC.


Date: November 19, 2014                   By: /s/ John R. Rice, III
                                              ----------------------------------
                                              John R. Rice, III, President



Date: November 19, 2014                   By: /s/ Joseph F. Ingrassia
                                              ----------------------------------
                                              Joseph F. Ingrassia, Interim Chief
                                              Financial Officer